Form 10-Q
period 1998-06-30
REGENCY CENTERS LP
filed 1998-08-14
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 1998

                                      -or-

                   [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934
          For the transition period from ________ to ________

                         Commission File Number 1-12298

                              REGENCY CENTERS, L.P.
             (Exact name of registrant as specified in its charter)

                    Delaware                                       59-3429602
        (State or other jurisdiction of                         (IRS Employer
         incorporation or organization)                     Identification No.)

                       121 West Forsyth Street, Suite 200
                           Jacksonville, Florida 32202
               (Address of principal executive offices) (Zip Code)

                                                  (904) 356-7000
                           (Registrant's telephone number, including area code)

                                    Unchanged
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                              REGENCY CENTERS, L.P.
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997



                                                                          1998                1997
                                                                          ----                ----
                                                                        (unaudited)

Assets
Real estate investments, at cost:
     Land                                                          $    183,543,075          134,457,274
     Buildings and improvements                                         653,450,521          467,730,009
     Construction in progress - development for investment                9,947,030           13,427,370
     Construction in progress - development for sale                     21,186,446           20,173,039
                                                                       ------------          -----------

                                                                        868,127,072          635,787,692
     Less:  accumulated depreciation                                     24,857,246           22,041,114
                                                                       ------------          -----------
                                                                        843,269,826          613,746,578

     Investments in  real estate partnerships                            22,401,368              999,730
                                                                       ------------          -----------
                  Net real estate investments                           865,671,194          614,746,308

Cash and cash equivalents                                                 7,997,662           14,642,429
Tenant receivables, net of allowance for
     uncollectible accounts of $2,203,559
     and $1,162,570 at June 30, 1998
     and December 31, 1997, respectively                                  8,523,897            7,245,788
Deferred costs, less accumulated amortization
     of $1,626,167 and $1,456,933 at June 30, 1998
     and December 31, 1997, respectively                                  2,589,036            2,215,099
Other assets                                                              2,764,023            2,299,521
                                                                        -----------          -----------
                                                                   $    887,545,812          641,149,145
                                                                        ===========          ===========

Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable                                             224,440,767          145,455,989
     Acquisition and development line of credit                          89,731,185           48,131,185
     Accounts payable and other liabilities                              14,484,214            9,972,065
     Tenants' security and escrow deposits                                2,255,767            1,854,700
                                                                        -----------           -----------
                Total liabilities                                       330,911,933          205,413,939
                                                                        -----------          -----------

Limited partners' interest in consolidated partnerships
    (note 2)                                                              7,354,704           7,305,945
                                                                        -----------          -----------

Redeemable preferred units                                               78,800,000                    -
Redeemable operating partnership units                                  470,479,175          428,429,261
                                                                       ------------           -----------
Partners' capital                                                       549,279,175          428,429,261
                                                                       ------------          -----------

Commitments and contingencies

                                                                   $    887,545,812          641,149,145
                                                                        ===========          ===========

See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
                For the Three Months ended June 30, 1998 and 1997
                                   (unaudited)


                                                                           1998           1997
                                                                           ----          -----
Revenues:
  Minimum rent                                                        $  20,137,351      14,163,423
  Percentage rent                                                           203,785         404,913
  Recoveries from tenants                                                 4,534,061       2,863,135
  Management, leasing and brokerage fees                                  2,902,262       2,046,334
  Equity in income (loss) of investments in
    real estate partnerships                                                145,425          (9,654)
                                                                         ----------      ----------
         Total revenues                                                  27,922,884      19,468,151
                                                                         ----------      ----------

Operating expenses:
  Depreciation and amortization                                           4,594,855       3,200,573
  Operating and maintenance                                               3,326,494       2,755,616
  General and administrative                                              3,829,341       2,995,008
  Real estate taxes                                                       2,304,500       1,344,411
                                                                         ----------      ----------
         Total operating expenses                                        14,055,190      10,295,608
                                                                         ----------      ----------

Interest expense (income):
  Interest expense                                                        5,840,063       5,173,451
  Interest income                                                          (615,226)       (264,326)
                                                                        -----------       ---------
         Net interest expense                                             5,224,837       4,909,125
                                                                        -----------       ---------

         Income before minority interests and sale
           of real estate investments                                     8,642,857       4,263,418
                                                                          ---------       ---------


Minority interest of limited partners                                      (103,009)       (214,406)


Gain on sale of real estate investments                                     508,678               -
                                                                           --------         --------


           Net income for unitholders                                 $   9,048,526       4,049,012
                                                                          =========       =========


Net income per unit:
         Basic                                                        $         .32             .20
                                                                          =========      ==========

         Diluted                                                      $         .31             .19
                                                                          =========      ==========





See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
                 For the Six Months ended June 30, 1998 and 1997
                                   (unaudited)


                                                                            1998          1997
                                                                            ----         -----

Revenues:
  Minimum rent                                                        $   37,201,835     23,099,828
  Percentage rent                                                            622,899        526,799
  Recoveries from tenants                                                  8,344,603      5,127,636
  Management, leasing and brokerage fees                                   5,406,368      3,687,525
  Equity in income of investments in
    real estate partnerships                                                 146,411         17,137
                                                                         --- -------    -----------
         Total revenues                                                   51,722,116     32,458,925
                                                                          ----------    -----------

Operating expenses:
  Depreciation and amortization                                            8,740,321      5,151,973
  Operating and maintenance                                                6,370,748      4,447,846
  General and administrative                                               7,262,449      5,216,014
  Real estate taxes                                                        4,398,495      2,719,695
                                                                           ---------     ----------
         Total operating expenses                                         26,772,013     17,535,528
                                                                          ----------     ----------

Interest expense (income):
  Interest expense                                                         9,249,580      7,631,828
  Interest income                                                          (933,472)       (423,016)
                                                                          ----------      ----------

         Net interest expense                                              8,316,108      7,208,812
                                                                         -----------      ---------

         Income before minority interests and sale
           of real estate investments                                     16,633,995      7,714,585
                                                                          ----------      ---------


Minority interest of limited partners                                      (200,159)      (345,142)

Gain on sale of real estate investments                                   10,746,097             -
                                                                          ----------      ---------


           Net income for unitholders                                 $   27,179,933      7,369,443
                                                                          ==========      =========


Net income per unit:

         Basic                                                        $         1.04            .35
                                                                                ====            ===

         Diluted                                                      $         1.02            .32
                                                                                ====            ===




See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                                              1998               1997
                                                                              ----               ----

Cash flows from operating activities:
    Net income                                                             $    27,179,933          7,369,443
    Adjustments to reconcile net income to net
       Cash provided by operating activities:
            Depreciation and amortization                                        8,740,321          5,151,973
            Deferred financing cost and debt premium amortization                  (28,814)           441,004
            Minority interest of limited partners                                  200,159            345,142
            Equity in income of investments in
               real estate partnerships                                           (146,411)           (17,137)
           Gain on sale of real estate investments                             (10,746,097)                 -
           Changes in assets and liabilities:
              Tenant receivables                                                (1,278,109)        (1,175,630)
              Deferred leasing commissions                                        (477,146)          (173,658)
              Other assets                                                      (1,656,348)           712,327
              Tenants' security deposits                                           401,067            689,406
              Accounts payable and other liabilities                             4,512,149          8,126,544
                                                                               -----------        -----------
                Net cash provided by operating activities                       26,700,704         21,469,414
                                                                               ------------       -----------

Cash flows from investing activities:
    Acquisition and development of real estate                                (119,980,748)      (113,482,333)
    Investment in real estate partnerships                                     (21,276,350)                  -
    Capital improvements                                                        (1,878,993)        (1,013,456)
    Construction in progress for sale, net of reimbursement                     (1,013,407)        (8,248,018)
    Proceeds from sale of real estate investments                               30,662,197                  -
    Distributions received from real
        Estate partnership investments                                              21,123                  -
                                                                              -------------      ------------
               Net cash used in investing activities                          (113,466,178)      (122,743,807)
                                                                              -------------      ------------

Cash flows from financing activities:
    Net proceeds from issuance of redeemable partnership units                       7,667          2,255,140
    Cash contributions from the issuance of Regency stock                        9,685,435         68,275,213
    Cash distributions for dividends                                           (25,416,413)       (13,719,745)
    Other contributions (distributions), net                                     1,478,481            609,420
    Proceeds from issuance of redeemable preferred units                        78,800,000                  -
    Proceeds  from acquisition and
        Development line of credit, net                                         41,600,000         37,630,000
    Proceeds from mortgage loans payable                                         7,345,000         15,148,753
    Repayments of mortgage loans payable                                       (32,763,104)        (2,148,114)
    Deferred financing costs                                                      (616,359)          (510,471)
                                                                                -----------       -----------
               Net cash provided by financing activities                        80,120,707        107,540,196
                                                                                ------------      -----------

               Net (decrease) increase in cash and cash equivalents             (6,644,767)         6,265,803
                                                                               -------------      ------------

Cash and cash equivalents at beginning of period                                14,642,429          6,466,899
                                                                               ------------       -----------

Cash and cash equivalents at end of period                                 $     7,997,662         12,732,702
                                                                                ===========       ===========

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)
                                   -continued-




                                                                                    1998                1997
                                                                                    ----                ----

Supplemental disclosure of non cash transactions:
 Mortgage loans assumed from sellers of real estate at fair value         $      104,751,624      111,052,817
                                                                                 ===========      ===========

 Redeemable operating partnership units
  issued to sellers of real estate                                        $       28,963,411       94,769,706
                                                                                 ===========      ===========




See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


1.     Summary of Significant Accounting Policies


       (a)    Organization and Principles of Consolidation

              Regency Centers, L.P. (the Partnership) is the primary entity through which Regency Realty Corporation ("Regency"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1993, Regency was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Partnership also provides management, leasing, brokerage and development services for real estate not owned by Regency (i.e., owned by third parties).

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998.

              The accompanying interim unaudited financial statements (the "Financial Statements") include the accounts of the Partnership, and its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

              The Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Form 10 filed with the Securities and Exchange Commission.

       (b)    Statement of Financial Accounting Standards No. 130

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at June 30, 1998 and 1997.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


1.      Summary of Significant Accounting Policies (continued)


       (c)    Statement of Financial Accounting Standards No. 131

              The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management does not believe that FAS 131 will effect its current disclosures.

       (d)    Emerging Issues Task Force Issue 97-11

              Effective March 19, 1998, the Emerging Issues Task Force (EITF) ruled in Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that only internal costs of identifying and acquiring non-operating properties that are directly identifiable with the acquired properties should be capitalized, and that all internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Partnership had previously capitalized direct costs associated with the acquisition of operating properties as a cost of the real estate. The Partnership has adopted EITF 97-11 effective March 19, 1998. During 1997, the Partnership capitalized approximately $1.5 million of internal costs related to acquiring operating properties. Through the effective date of EITF 97-11, the Partnership has capitalized $474,000 of internal acquisition costs. For the remainder of 1998, the Partnership expects to incur $1.1 million of internal costs related to acquiring operating properties which will be expensed.

         (e)     Emerging Issues Task Force Issue 98-9

              On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Partnership has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The
              Partnership has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved its specified target. The Partnership believes this will effect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

        (f)   Reclassifications

              Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


2.      Acquisitions of Shopping Centers

       During the first six months of 1998, the Partnership acquired a total of 23 shopping centers for approximately $225.2 million (the "1998 Acquisitions"). In January, 1998, the Partnership entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Partnership will own less than a 50% interest upon completion of construction (the "JV Properties"). As of June 30, 1998, the Partnership has acquired all but one of the shopping centers and all of the JV Properties. The
       Partnership's investment in the properties acquired from Midland is $180.3 million at June 30, 1998. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $213 million (including costs to be incurred on propertied currently under construction) for the 32 properties, and in addition may pay contingent consideration of $23 million, for the properties through the issuance of units of the Partnership, the payment of cash and the assumption of debt.

       In March, 1997, the Partnership acquired 26 shopping centers from Branch Properties ("Branch") for $232.4 million. Additional Units and shares of common stock may be issued after the first, second and third anniversaries of the closing with Branch (each an "Earn-Out Closing"), based on the performance of the properties acquired. The formula for the earn-out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for the properties acquired, as of February 15 of the year of calculation. The earn-out is limited to 721,997 Units at the first Earn-Out Closing and 1,020,061 Units for all Earn-Out Closings (including the first Earn-Out Closing). During March, 1998, the Partnership issued 721,997 Units and shares valued at $18.2 million to the partners of Branch.

3.     Mortgage Loans Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at June 30, 1998 and December 31, 1997 consists of the following:

                                                   1998             1997
                                                   ----             ----
 Mortgage Loans Payable:
     Fixed rate secured loans                    $189,995,742      114,615,011
     Variable rate secured loans                   12,679,515       30,840,978
      Fixed rate unsecured loans                   21,765,510                -
 Unsecured line of credit                          89,731,185       48,131,185
                                                 ------------      -----------
     Total                                       $314,171,952      193,587,174
                                                 ============      ===========


       During March, 1998, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is subject to a pool of unencumbered assets which cannot have an aggregate value less than 175% of the amount of the Partnership's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Partnership's investment grade rating. The Partnership's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Partnership is required to comply with certain financial covenants consistent with this

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998



3.     Mortgage Loans Payable and Unsecured Line of Credit (continued)

       type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

       On June 29, 1998, the Partnership issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Preferred Units for $50.00 per unit. The Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. The Preferred Units are not convertible into common stock of Regency. The net proceeds of the offering were used to reduce the Partnership's bank line of credit.

       On July 17, 1998 the Partnership completed a $100 million private offering of senior term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering will be used to repay borrowings under the line of credit.

       Mortgage loans are secured by certain real estate properties, but generally may be prepaid subject to a prepayment of a yield-maintenance premium. Unconsolidated partnerships and joint ventures had mortgage loans payable of $62,727,120 at June 30, 1998, and the Partnership's share of these loans was $25,447,514. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2018. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

       During the first six months of 1998, the Partnership assumed mortgage loans with a face value of $99,602,679 related to the acquisition of shopping centers. The Partnership has recorded the loans at fair value which created debt premiums of $5,148,945 related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of June 30, 1998, scheduled principal repayments on mortgage loans payable and the unsecured line of credit were as follows:

            1998                                           $8,325,724
            1999                                           14,935,360
            2000                                           99,525,400
            2001                                           18,931,911
            2002                                           38,654,417
            Thereafter                                    128,998,937
                                                          -----------
                Subtotal                                  309,371,749
            Net unamortized debt premiums                   4,800,203
                                                          -----------
                Total                                     314,171,952
                                                          ===========

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


4.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months ended, June 30, 1998 and 1997(in thousands except per unit data):

                                                                              1998              1997
                                                                              ----              ----

         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                    23,855            13,440


         Net income for unitholders                                     $       9,049             4,049
         Less: dividends paid on Class B common stock
                                                                                1,344             1,285
                                                                                -----             -----

         Net income for Basic Earnings per Unit                         $       7,705             2,764
                                                                                =====             =====


         Basic Earnings per Unit                                        $         .32               .20
                                                                                  ===               ===

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for Basic EPU                      23,855            13,440
         Incremental units to be issued under common
            stock options using the Treasury method                                 -                78
         Contingent units  for the acquisition
            of real estate
                                                                                  519             1,138
                                                                               ------            ------
         Total diluted units                                                   24,374            14,656
                                                                               ======            ======


         Diluted Earnings per Unit                                      $         .32               .19
                                                                                  ===               ===

       The Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of this offerings was transferred to and reinvested by the Partnership. Accordingly, payment of such dividends is dependent upon the operations of the Partnership.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


4.     Earnings Per Unit  (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the six months ended, June 30, 1998 and 1997(in thousands except per unit data):

                                                                                    1998              1997
                                                                                    ----              ----

         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                         23,602            13,691


         Net income for unitholders                                     $           27,180             7,369


         Less: dividends paid on Class B common stock                                2,689             2,570
                                                                                     -----             -----

         Net income for Basic Earnings per Unit                         $           24,491             4,799
                                                                                    ======             =====


         Basic Earnings per Unit                                        $             1.04               .35
                                                                                     =====               ===

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for Basic EPU                           23,602            13,691
         Incremental units to be issued under common
            stock options using the Treasury method                                     27                89
         Contingent units  for the acquisition
            of real estate                                                             428               759
                                                                                    ------            ------

         Total diluted units                                                        24,057            14,539
                                                                                    ======            ======


         Diluted Earnings per Unit                                      $             1.02               .33
                                                                                      ====               ===

         The Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of this offerings was transferred to and reinvested by the Partnership. Accordingly, payment of such dividends is dependent upon the operations of the Partnership.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands).

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. ("RCLP" or the "Partnership") appearing elsewhere in this Form 10-Q, and with the Partnership's Form 10 filed August 7, 1998. Certain statements made in the following discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Partnership in the future to significantly differ from any future results that may be implied by such forward-looking statements.

Organization

RCLP is the primary entity through which Regency Realty Corporation ("Regency"), a self-administered and self-managed real estate investment trust ("REIT") conducts substantially all of its business and owns substantially all of its assets. In 1993, Regency was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Partnership also provides management, leasing, brokerage and development services for real estate not owned by Regency (i.e., owned by third parties).

Of the 124 properties included in Regency's portfolio at June 30, 1998, 103 properties were owned either fee simple or through partnership interests by the Partnership. At June 30, 1998, Regency had an investment in real estate, at cost, of approximately $1.1 billion of which $891 million or 81% was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Partnership's properties summarized by state including their gross leasable areas (GLA) follows:

       Location                       June 30, 1998                                December 31, 1997
        --------                       -------------                                -----------------
                           # Properties         GLA          % Leased    # Properties         GLA          % Leased
                           -----------    -----------     ----------    ------------   -----------       ------------

     Florida                         36      4,529,458           93.0%             35     4,168,458              93.5%
     Georgia                         25      2,538,711           91.3%             23     2,368,890              92.4%
     North Carolina                  12      1,241,784           97.2%              6       554,332              99.0%
     Ohio                            10      1,045,630           97.3%              -             -                  -
     Texas                            5        450,267           89.6%              -             -                  -
     Colorado                         5        451,949           81.1%              -             -                  -
     Tennessee                        4        295,257           93.7%              3       208,386              98.5%
     Kentucky                         1        205,060           96.1%              -             -                  -
     South Carolina                   1         79,723           95.0%              1        79,743              84.3%
     Virginia                         2        197,324           98.1%              -             -                  -
     Michigan                         1         85,478           99.0%              -             -                  -
     Missouri                         1         82,498           98.4%              -             -                  -
                          --------------     ---------      ----------  -------------   -----------       ------------
         Total                      103      1,203,189           93.1              68     7,379,778              93.6%
                          =============      =========      ==========  =============   ===========       ============

The Partnership  is  focused  on  building  a  platform  of  grocery   anchored
neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Partnership's current investment markets have continued to offer strong stable economies, and accordingly, the Partnership expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest tenants occupying the Partnership's shopping centers:

                                                                      Average
      Grocery Anchor     Number of    % of      % of Annual     Remaining Lease
                          Stores    Total GLA    Base Rent             Term

     Kroger *                36       15.5%        15.5%              20 yrs
     Publix                  26       8.3%         6.3%               13 yrs
     Winn Dixie              11       3.6%         2.7%               13 yrs
     Blockbuster             29       1.3%         2.1%                4 yrs

  *includes properties under development scheduled for opening in 1998 and 1999. Excluding development properties, Kroger would represent 12.3% of GLA and 11.8% of annual base rent.

Acquisition and Development of Shopping Centers

During the first six months of 1998, the Partnership acquired a total of 23 shopping centers for approximately $225.2 million (the "1998 Acquisitions"). In January, 1998, the Partnership entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Partnership will own less than a 50% interest upon completion of construction (the "JV Properties"). As of June 30, 1998, the Partnership has acquired all but one of the shopping centers and all of the JV Properties. The Partnership's investment in the properties acquired from Midland is $186.5 million at June 30, 1998. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $213 million (including costs to be incurred on propertied currently under construction) for the 32 properties, and in addition may pay contingent consideration of $23 million, for the properties through the issuance of units of RCLP, the payment of cash and the assumption of debt.

The Partnership acquired 36 shopping centers during 1997 (the "1997 Acquisitions") for approximately $346.1 million. The 1997 Acquisitions include the acquisition of 26 shopping centers from Branch Properties ("Branch") for $232.4 million in March, 1997. The real estate acquired from Branch included 100% fee simple interests in 20 shopping centers, and also partnership interests (ranging from 50% to 93%) in four partnerships with outside investors that owned six shopping centers. The Partnership was also assigned the third party property management contracts of Branch on approximately 3 million SF of shopping center GLA that generate management fees and leasing commission revenues. Additional Units and shares of common stock may be issued after the first, second and third anniversaries of the closing with Branch (each an "Earn-Out Closing"), based on the performance of the properties acquired. The formula for the earn-out provides for calculating any increases in value on a property-by-property basis, based on any increases in net income for the properties acquired, as of February 15 of the year of calculation. The earn-out is limited to 721,997 Units at the first Earn-Out Closing and 1,020,061 Units for all Earn-Out Closings (including the first Earn-Out Closing). During March, 1998, the Partnership issued 721,997 Units and shares valued at $18.2 million to the partners of Branch.

Liquidity and Capital Resources

Net cash provided by operating activities was $26.7 million and $21.5 million for the six months ended June 30, 1998 and 1997, respectively, and is the primary source of funds to pay distributions on outstanding partnership Units (which Regency uses to pay dividends on its common stock), maintain and operate the shopping centers, and pay interest and scheduled principal reductions on outstanding debt. Changes in net cash provided by operating activities is further discussed below under results from operations. Net cash used in investing activities was $113.5 million and $122.7 million, during 1998 and 1997, respectively, as discussed above in Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $80.1 million and 107.5 million during 1998 and 1997, respectively.

The Partnership paid distributions of $25.4 million and $13.7 million, during 1998 and 1997, respectively. In 1998, the Partnership increased its quarterly distribution per Unit to $.44 per share vs. $.42 per share in 1997, had more outstanding Units in 1998 vs. 1997; and accordingly, expects distributions paid during 1998 to increase substantially over 1997.

The Partnership's total indebtedness at June 30, 1998 and 1997 was approximately $314.2 million and $271.1 million, respectively, of which $211.8 million and $120.4 million had fixed interest rates averaging 7.4% and 8.2 %, respectively. The weighted average interest rate on total debt at June 30, 1998 and 1997 was 7.4% and 7.8% respectively. During 1998, the Partnership, as part of its acquisition activities, assumed debt with a fair value of $104.8 million. The cash portion of the purchase price for the 1998 and 1997 Acquisitions was financed from the Partnership's line of credit (the "Line"). At June 30, 1998 and 1997, the balance of the Line was $89.7 million and $111.3 million, respectively. The Line has a variable rate of interest currently equal to the London Inter-bank Offered Rate ("LIBOR") plus 87.5 basis points.

In March, 1998, the Partnership entered into an agreement with the banks that provide the Line to increase the unsecured commitment amount to $300 million, provide for a $150 million competitive bid facility, and reduce the interest rate on the line based upon achieving an investment grade rating. During the first quarter of 1998, RCLP received investment grade ratings from Moody's of Baa2, Duff and Phelps of BBB, and S&P of BBB-.

On June 29, 1998, the Partnership issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Preferred Units for $50.00 per unit. The Preferred Units, which may be called at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. The Preferred Units are not convertible into common stock of Regency. The net proceeds of the offering were used to reduce the balance of the Line.

On July 17, 1998 the Partnership completed a $100 million private offering of senior term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to reduce the balance of the Line.

Regency qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, Regency is allowed to reduce taxable income by all or a portion of its distributions to stockholders. Since Regency's distributions have exceeded it's taxable income, Regency has made no provision for federal income taxes. While the Partnership intends to continue to pay distributions such that Regency can continue to pay dividends to its stockholders, the Partnership will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still allowing Regency to maintain its qualification as a REIT.

The Partnership's real estate portfolio has grown substantially during 1998 as a result of the acquisitions discussed above. The Partnership intends to continue to acquire and develop shopping centers during 1998, and expects to meet the related capital requirements from borrowings on the Line, and from additional public equity and debt offerings. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Partnership's capital resources currently available for liquidity requirements. The Partnership expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Results from Operations

Comparison of the Six Months Ended June 30, 1998 to 1997

Revenues increased $19.3 million or 59% to $51.7 million in 1998. The increase was due primarily to the 1998 Acquisitions and 1997 Acquisitions. At June 30, 1998, the real estate portfolio contained approximately 11.2 million SF, was 93.1% leased and had average rents of $9.45 per SF. Minimum rent increased $14.1 million or 61%, and recoveries from tenants increased $3.2 million or 63%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Partnership were $5.4 million in 1998 compared to $3.7 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch. During 1998, the Company sold four office buildings and a parcel of land for $30.6 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Company's real estate portfolio is comprised entirely of neighborhood shopping centers. The proceeds from the sale were applied toward the purchase of the 1998 acquisitions.

Operating expenses increased $9.2 million or 53% to $26.8 million in 1998. Combined operating and maintenance, and real estate taxes increased $3.6 million or 50% during 1998 to $10.8 million. The increases are due to the 1998 and 1997 Acquisitions. General and administrative expenses increased 39% during 1998 to $7.3 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Partnership began managing for third parties during 1997. Depreciation and amortization increased $3.6 million during 1998 or 70% primarily due to the 1998 and 1997 Acquisitions.

Interest expense increased to $9.2 million in 1998 from $7.6 million in 1997 or 21% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

Net income for common stockholders was $27.2 million in 1998 vs. $7.4 million in 1997, a $19.8 million or 269% increase for the reasons previously described. Diluted earnings per unit in 1998 was $1.02 vs. $0.32 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common units and equivalents of 9.5 million primarily due to the acquisition of Branch and Midland, the issuance of units to SC-USREALTY during 1997, and the public offering completed in July, 1997.

Comparison of the Three Months Ended June 30, 1998 to 1997

Revenues increased $8.5 million or 43% to $27.9 million in 1998. The increase was due primarily to the 1998 Acquisitions and 1997 Acquisitions. Minimum rent increased $6.0 million or 42%, and recoveries from tenants increased $1.7 million or 58%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Partnership were $2.9 million in 1998 compared to $2.0 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch.

Operating expenses increased $3.8 million or 37% to $14.1 million in 1998. Combined operating and maintenance, and real estate taxes increased $1.5 million or 37% during 1998 to $5.6 million. The increases are due to the 1998 and 1997 Acquisitions. General and administrative expenses increased 28% during 1998 to $3.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Partnership began managing for third parties during 1997. Depreciation and amortization increased $1.4 million during 1998 or 44% primarily due to the 1998 and 1997 Acquisitions.

Interest expense increased to $5.8 million in 1998 from $5.2 million in 1997 or 13% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at June 30, 1998 and 1997.


The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management does not believe that FAS 131 will effect its current disclosures.

Effective March 19, 1998, the Emerging Issues Task Force (EITF) ruled in Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that only internal costs of identifying and acquiring non-operating properties that are directly identifiable with the acquired properties should be capitalized, and that all internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Partnership had previously capitalized direct costs associated with the acquisition of operating properties as a cost of the real estate. The Partnership has adopted EITF 97-11 effective March 19, 1998. During 1997, the Partnership capitalized approximately $1.5 million of internal costs related to acquiring operating properties. Through the effective date of EITF 97-11, the Partnership has capitalized $474,000 of internal acquisition costs. For the remainder of 1998, the Partnership expects to incur $1.1 million internal costs related to acquiring operating properties which will be expensed.

On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Partnership has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The Partnership has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as its tenants have achieved its specified target. The Partnership believes this will effect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

Environmental Matters

The Partnership like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Partnership.

Inflation

Inflation has remained relatively low during 1998 and 1997 and has had a minimal impact on the operating performance of the shopping centers, however, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.


Year 2000 System Compliance

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is in process of resolving the issue. During 1997, the Partnership converted its operating system, and its general accounting and lease administration software systems to versions containing modifications that corrected for the Year 2000 problem. The Partnership will continue to assess its other internal systems and reprogram or upgrade as necessary, however, the cost to convert remaining systems is not expected to have a material effect on the Partnership's financial position. The Partnership is also reviewing the Year 2000 system conversions of other companies of which it does business in order to determine their compliance.

Item 6.  Exhibits and Reports on Form 8-K

         A.        Exhibits


4.    Instruments defining the rights of security holders, including indentures

     Indenture dated as of July 20, 1998 among RCLP, the Guarantors named therein and First Union National Bank, as trustee, incorporated by reference to
Exhibit  10.3 to the  Regency  Centers,  L.P.  Form 10  Registration  Statement.

Material Contracts

         Item 10. Material contracts

         Purchase   and  Sale   Agreement,   dated   March  10,   1998   between
         Faison-Fleming   Island   Limited   Partnership,   a  Florida   limited
         partnership, as Seller, and RRC Acquisitions, Two, Inc. a Florida corporation, its designees, successors and assigns ("Buyer"), relating to the acquisition of Fleming Island Shopping Center.

         10.1
         Exchange and Registration Rights Agreement dated as of July 15, 1998 among RCLP, the Guarantors named therein and the Purchasers named therein, incorporated by reference to Exhibit 10.4 to the Partnership's Form 10 Registration Statement.


Reports on Form 8-K:

                  A report on Form 8-K was filed on July 20, 1998 reporting under Item 5. Acquisition of five shopping centers to include audited financial statements and December 31, 1997 audited financial statements for the Midland Group and pro forma condensed consolidated financial statements of operations for the three months ended March 31, 1998 and the year ended December 31, 1997.

              27. Financial Data Schedule

                  June 30, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  August 14, 1998                         REGENCY CENTERS, L.P.



                                         By:       /s/  J. Christian Leavitt
                                                   Vice President, Treasurer
                                                   and Secretary