Form 10-Q/A
period 1998-06-30
REGENCY CENTERS LP
filed 1998-10-20
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q/A

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

                              REGENCY CENTERS, L.P.
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997


                                                                          1998                1997
                                                                          ----                ----
                                                                        (unaudited)

Assets
Real estate investments, at cost:
     Land                                                          $    183,543,075          134,457,274
     Buildings and improvements                                         653,450,521          467,730,009
     Construction in progress - development for investment                9,947,030           13,427,370
     Construction in progress - development for sale                     21,186,446           20,173,039
                                                                       ------------          -----------

                                                                        868,127,072          635,787,692
     Less:  accumulated depreciation                                     24,857,246           22,041,114
                                                                       ------------          -----------
                                                                        843,269,826          613,746,578

     Investments in  real estate partnerships                            22,401,368              999,730
                                                                       ------------          -----------
                  Net real estate investments                           865,671,194          614,746,308

Cash and cash equivalents                                                 7,997,662           14,642,429
Tenant receivables, net of allowance for
     uncollectible accounts of $2,203,559
     and $1,162,570 at June 30, 1998
     and December 31, 1997, respectively                                  8,523,897            7,245,788
Deferred costs, less accumulated amortization
     of $1,626,167 and $1,456,933 at June 30, 1998
     and December 31, 1997, respectively                                  2,589,036            2,215,099
Other assets                                                              2,764,023            2,299,521
                                                                        -----------          -----------
                                                                   $    887,545,812          641,149,145
                                                                        ===========          ===========

Liabilities and Stockholders' Equity
Liabilities:
     Mortgage loans payable                                             224,440,767          145,455,989
     Acquisition and development line of credit                          89,731,185           48,131,185
     Accounts payable and other liabilities                              14,484,214            9,972,065
     Tenants' security and escrow deposits                                2,255,767            1,854,700
                                                                        -----------           -----------
                Total liabilities                                       330,911,933          205,413,939
                                                                        -----------          -----------

Limited partners' interest in consolidated partnerships
    (note 2)                                                              7,354,704           7,305,945
                                                                        -----------          -----------
Partners' Capital
Series A preferred units, par
     value $50, 1,600,000 units issued and
     outstanding at June 30, 1998                                        78,800,000                    -
General partner; 23,253,059 and 21,822,226 units outstanding
     at June 30, 1998 and December 31, 1997, respectively               448,879,503          415,112,127
Limited partners; 1,110,175 and 545,347 units outstanding
     at June 30, 1998 and December 31, 1997, respectively                21,599,672           13,317,134
                                                                       ------------          -----------
                Total partners' capital                                 549,279,175          428,429,261
                                                                       ------------          -----------

Commitments and contingencies

                                                                   $    887,545,812          641,149,145
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

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)

                                                                              1998               1997
                                                                              ----               ----

Cash flows from operating activities:
    Net income                                                             $    27,179,933          7,369,443
    Adjustments to reconcile net income to net
       Cash provided by operating activities:
            Depreciation and amortization                                        8,740,321          5,151,973
            Deferred financing cost and debt premium amortization                  (28,814)           441,004
            Minority interest of limited partners                                  200,159            345,142
            Equity in income of investments in
               real estate partnerships                                           (146,411)           (17,137)
           Gain on sale of real estate investments                             (10,746,097)                 -
           Changes in assets and liabilities:
              Tenant receivables                                                (1,278,109)        (1,175,630)
              Deferred leasing commissions                                        (477,146)          (173,658)
              Other assets                                                      (1,656,348)           712,327
              Tenants' security deposits                                           401,067            689,406
              Accounts payable and other liabilities                             4,512,149          8,126,544
                                                                               -----------        -----------
                Net cash provided by operating activities                       26,700,704         21,469,414
                                                                               ------------       -----------

Cash flows from investing activities:
    Acquisition and development of real estate                                (119,980,748)      (113,482,333)
    Investment in real estate partnerships                                     (21,276,350)                  -
    Capital improvements                                                        (1,878,993)        (1,013,456)
    Construction in progress for sale, net of reimbursement                     (1,013,407)        (8,248,018)
    Proceeds from sale of real estate investments                               30,662,197                  -
    Distributions received from real
        estate partnership investments                                              21,123                  -
                                                                              -------------      ------------
               Net cash used in investing activities                          (113,466,178)      (122,743,807)
                                                                              -------------      ------------

Cash flows from financing activities:
    Net proceeds from issuance of limited partnership units                          7,667          2,255,140
    Cash contributions from the issuance of Regency stock                        9,685,435         68,275,213
    Cash distributions for dividends                                           (25,416,413)       (13,719,745)
    Other contributions (distributions), net                                     1,478,481            609,420
    Proceeds from issuance of Series A preferred units                          78,800,000                  -
    Proceeds  from acquisition and
        development line of credit, net                                         41,600,000         37,630,000
    Proceeds from mortgage loans payable                                         7,345,000         15,148,753
    Repayments of mortgage loans payable                                       (32,763,104)        (2,148,114)
    Deferred financing costs                                                      (616,359)          (510,471)
                                                                                -----------       -----------
               Net cash provided by financing activities                        80,120,707        107,540,196
                                                                                ------------      -----------

               Net (decrease) increase in cash and cash equivalents             (6,644,767)         6,265,803
                                                                               -------------      ------------

Cash and cash equivalents at beginning of period                                14,642,429          6,466,899
                                                                               ------------       -----------

Cash and cash equivalents at end of period                                 $     7,997,662         12,732,702
                                                                                ===========       ===========

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (unaudited)
                                   -continued-




                                                                                    1998                1997
                                                                                    ----                ----

Supplemental disclosure of non cash transactions:
 Mortgage loans assumed from sellers of real estate at fair value         $      104,751,624      111,052,817
                                                                                 ===========      ===========

 Limited and general partnership units
  issued to acquire real estate                                           $       28,963,411       94,769,706
                                                                                 ===========      ===========




See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

                                    (Unaudited)

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

              The Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1997 included in the Partnership's Form 10 filed with the Securities and Exchange Commission.

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

                                   (unaudited)


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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (unaudited)

2.      Acquisitions of Shopping Centers

     During the first six months of 1998, the Partnership acquired a total of 23 shopping centers for approximately $225.2 million (the "1998 Acquisitions"). In January, 1998, the Partnership entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Partnership will own less than a 50% interest upon completion of construction (the "JV Properties"). As of June 30, 1998, the Partnership has acquired all but one of the shopping centers and all of the JV Properties. The Partnership's investment in the properties acquired from Midland is $186.6 million at June 30, 1998. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $213 million for the 32 properties, including the assumption of debt, and in addition may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. Whether contingent consideration will be issued, and if issued, the amount of such consideration, will depend on the satisfaction during 1998, 1999, and 2000 of performance criteria relating to the assets acquired from Midland. For example, if a property acquired as part of Midland's development pipeline satisfies specified performance criteria at closing and when development is completed, the transferors of the property will be entitled to additional Partnership units based on the development cost of the properties and their net operating income. Transferors who redeemed their Partnership units for cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

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

                                  June 30, 1998
                                   (unaudited)


3.     Mortgage Loans Payable and Unsecured Line of Credit (continued)

       type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

     On June 29, 1998,  the  Partnership  issued $80 million of 8.125%  Series A
Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of
1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly distribution at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of Regency at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of Regency. The net proceeds of the offering were used to reduce the Partnership's bank line of credit.

       On July 17, 1998 the Partnership completed a $100 million private offering of term notes at an effective interest rate of 7.17%. The
       Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering will be used to repay borrowings under the line of credit.

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

       As of June 30, 1998, scheduled principal repayments on mortgage loans payable and the unsecured line of credit were as follows:

            1998                                         $  8,325,724
            1999                                           14,935,360
            2000                                           99,525,400
            2001                                           18,931,911
            2002                                           38,654,417
            Thereafter                                    128,998,937
                                                          -----------
                Subtotal                                  309,371,749
            Net unamortized debt premiums                   4,800,203
                                                          -----------
                Total                                    $314,171,952
                                                          ===========

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (unaudited)

4.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months ended, June 30, 1998 and 1997(in thousands except per unit data):

                                                                              1998              1997
                                                                              ----              ----

         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                    23,855            13,440


         Net income for unitholders                                     $       9,049             4,049

         Less: dividends paid on Regency Class B common stock                   1,344             1,285
                                                                                -----             -----

         Net income for Basic Earnings per Unit                         $       7,705             2,764
                                                                                =====             =====


         Basic Earnings per Unit                                        $         .32               .20
                                                                                  ===               ===

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for Basic EPU                      23,855            13,440
         Incremental units to be issued under common
            stock options using the Treasury method                                 -                78
         Contingent units  for the acquisition
            of real estate
                                                                                  519             1,138
                                                                               ------            ------
         Total diluted units                                                   24,374            14,656
                                                                               ======            ======


         Diluted Earnings per Unit                                      $         .32               .19
                                                                                  ===               ===

     The Regency Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of the sale by Regency of the Class B common stock was transferred to and reinvested by the Partnership. Accordingly, payment of such dividends is dependent upon the operations of the Partnership.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (unaudited)

4.     Earnings Per Unit  (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the six months ended, June 30, 1998 and 1997(in thousands except per unit data):

                                                                                    1998              1997
                                                                                    ----              ----

         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                         23,602            13,691


         Net income for unitholders                                     $           27,180             7,369


         Less: dividends paid on Regency Class B common stock                        2,689             2,570
                                                                                     -----             -----

         Net income for Basic Earnings per Unit                         $           24,491             4,799
                                                                                    ======             =====


         Basic Earnings per Unit                                        $             1.04               .35
                                                                                     =====               ===

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for Basic EPU                           23,602            13,691
         Incremental units to be issued under common
            stock options using the Treasury method                                     27                89
         Contingent units  for the acquisition
            of real estate                                                             428               759
                                                                                    ------            ------

         Total diluted units                                                        24,057            14,539
                                                                                    ======            ======


         Diluted Earnings per Unit                                      $             1.02               .33
                                                                                      ====               ===

     The Regency Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of the sale by Regency of the Class B common stock was transferred to and reinvested by the Partnership. Accordingly, payment of such dividends is dependent upon the operations of the Partnership.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands).

The  following   discussion   should  be  read  in  conjunction   with  the
accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. ("RCLP" or the "Partnership") appearing elsewhere in this Form 10-Q, and with the Partnership's Form 10 filed August 7, 1998. Certain statements made in the following discussion may constitute forward-looking statements which involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Partnership in the future to significantly differ from any future results that may be implied by such forward-looking statements.

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

                                 June 30, 1998                                December 31, 1997
                                 -------------                                -----------------
      Location             # Properties         GLA          % Leased    # Properties         GLA             % Leased
      --------             ------------    -----------     ----------    -------------   ----------          ----------

     Florida                         36      4,529,458           93.0%             35     4,168,458              93.5%
     Georgia                         25      2,538,711           91.3%             23     2,368,890              92.4%
     North Carolina                  12      1,241,784           97.2%              6       554,332              99.0%
     Ohio                            10      1,045,630           97.3%              -             -                  -
     Texas                            5        450,267           89.6%              -             -                  -
     Colorado                         5        451,949           81.1%              -             -                  -
     Tennessee                        4        295,257           93.7%              3       208,386              98.5%
     Kentucky                         1        205,060           96.1%              -             -                  -
     South Carolina                   1         79,723           95.0%              1        79,743              84.3%
     Virginia                         2        197,324           98.1%              -             -                  -
     Michigan                         1         85,478           99.0%              -             -                  -
     Missouri                         1         82,498           98.4%              -             -                  -
                           ------------    -----------     -----------   -------------   ----------          ---------
         Total                      103      1,203,189           93.1%             68     7,379,778              93.6%
                           ============    ===========     ===========   =============   ==========          =========


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

Acquisition and Development of Shopping Centers

During the first six months of 1998, the Partnership acquired a total of 23 shopping centers for approximately $225.2 million (the "1998 Acquisitions"). In January, 1998, the Partnership entered into an agreement to acquire the shopping centers from various entities comprising the Midland Group ("Midland") consisting of 21 shopping centers plus a development pipeline of 11 shopping centers. Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. Eight of the shopping centers included in the development pipeline will be owned through a joint venture in which the Partnership will own less than a 50% interest upon completion of construction (the "JV Properties"). As of June 30, 1998, the Partnership has acquired all but one of the shopping centers and all of the JV Properties. The Partnership's investment in the properties acquired from Midland is $186.6 million at June 30, 1998. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $213 million for the 32 properties, including the assumption of debt, and in addition may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. Whether contingent consideration will be issued, and if issued, the amount of such consideration, will depend on the satisfaction during 1998, 1999, and 2000 of performance criteria relating to the assets acquired from Midland. For example, if a property acquired as part of Midland's development pipeline satisfies specified performance criteria at closing and when development is completed, the transferors of the property will be entitled to additional Partnership units based on the development cost of the properties and their net operating income. Transferors who redeemed their Partnership units for cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

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

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to unit holders. Net cash provided by operating activities was $26.7 million and $21.5 million for the six months ended June 30, 1998 and 1997. The Partnership paid distributions of $25.4 million and $13.7 million, during 1998 and 1997, respectively. In 1998, the Partnership increased its quarterly distribution per Unit to $.44 per unit vs. $.42 per unit in 1997, had more outstanding Units in 1998 vs. 1997; and accordingly, expects distributions paid during 1998 to increase substantially over 1997.

     Management expects to meet long-term liquidity requirements for debt maturities, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $113.5 million and $122.7 million, during 1998 and 1997, respectively. Net cash provided by financing activities was $80.1 million and $107.5 million during 1998 and 1997, respectively. At June 30, 1998, the Company had 20 shopping centers under construction or undergoing major renovations. Total committed costs necessary to complete the properties under development is estimated to be $46.7 million and will be expended through June 1999.

The Partnership's outstanding debt at June 30, 1998 and December 31, 1997 consists of the following:
                                                  1998             1997
                                                  ----             ----
    Mortgage Loans Payable:
        Fixed rate secured loans                $189,995,742      114,615,011
        Variable rate secured loans               12,679,515       30,840,978
         Fixed rate unsecured loans               21,765,510                -
    Unsecured line of credit                      89,731,185       48,131,185
                                                 -----------      -----------
        Total                                   $314,171,952      193,587,174
                                                ============      ===========

The weighted average interest rate on total debt at June 30, 1998 and 1997 was 7.4% and 7.8% respectively. The Partnership's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

The Partnership is a party to a credit agreement dated as of March 27, 1998, providing for an unsecured line of credit (the "Line") from a group of lenders currently consisting of Wells Fargo Bank, National Association, First Union National Bank, Wachovia Bank, N.A., NationsBank, N.A., AmSouth Bank, Commerzbank AG, Atlanta Branch, PNC Bank, National Association, and Star Bank, N.A. This credit agreement modified the terms of the Partnership's existing line of credit by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Partnership's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Partnership's investment grade rating. The Partnership's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Partnership is required to comply with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

On June 29, 1998, the Partnership issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of
1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of Regency at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of Regency. The net proceeds of the offering were used to reduce the Partnership's bank line of credit.

On July 17, 1998 the Partnership completed a $100 million private offering of term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering will be used to repay borrowings under the line of credit.

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

As of June 30, 1998, scheduled principal repayments on mortgage loans payable and the unsecured line of credit were as follows:

            1998                                        $   8,325,724
            1999                                           14,935,360
            2000                                           99,525,400
            2001                                           18,931,911
            2002                                           38,654,417
            Thereafter                                    128,998,937
                                                          -----------
                Subtotal                                  309,371,749
            Net unamortized debt premiums                   4,800,203
                                                          -----------
                Total                                   $ 314,171,952
                                                          ===========

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

Year 2000 System Compliance

Management recognizes the potential effect Year 2000 may have on the Partnership's operations and, as a result, has implemented a Year 2000 Compliance Project. The term "Year 2000 compliant" means that the software, hardware, equipment, goods or systems utilized by, or material to the physical operations, business operations, or financial reporting of an entity will properly perform date sensitive functions before, during and after the year 2000.

The Partnership's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also
includes surveying our major tenants and financial institutions.   Total  costs
incurred to date associated with the Partnership's Year 2000 compliance project have been reflected in the Partnership's income statement throughout 1997 and 1998, and were approximately $250,000.

The Partnership's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We are currently testing these systems, and expect to complete the testing phase by December 31, 1998. Based on initial testing, Management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

An assessment of the Partnership's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. While we have not yet begun renovations, Management believes that the cost of upgrading these systems will not exceed $500,000. It is anticipated that the renovation and testing phases will be complete by June 30, 1999.

The Partnership has surveyed its major tenants and financial institutions to determine the extent to which the Partnership is vulnerable to third parties' failure to resolve their Year 2000 issues. The Partnership will be able to more adequately assess its third party risk when responses are received from the majority of the entities contacted.

Management believes its planning efforts are adequate to address the Year 2000 Issue and that its risk factors are primarily those that it cannot directly control, including the readiness of its major tenants and financial institutions. Failure on the part of these entities to become Year 2000 compliant could result in disruption in the Partnership's cash receipt and disbursement functions. There can be no guarantee, however, that the systems of unrelated entities upon which the Partnership's operations rely will be corrected on a timely basis and will not have a material adverse effect on the Partnership.

The Partnership does not have a formal contingency plan or a timetable for implementing one. Contingency plans will be established, if they are deemed necessary, after the Partnership has adequately assessed the impact on operations should third parties fail to properly respond to their Year 2000 issues.

Item 5.  Other Information

                                 Regency Centers, L.P.
                  Pro Forma Condensed Consolidated Financial Statements




 The following unaudited pro forma condensed consolidated balance sheet is based upon the historical consolidated balance sheet of Regency Centers, L.P. (the Partnership) as of June 30, 1998 as if the Partnership had completed the acquisition of two additional shopping centers and completed the issuance of $100 million senior term notes subsequent to period end. The following unaudited pro forma consolidated statements of operations of the Partnership are based upon the historical consolidated statements of operations for the six-month period ended June 30, 1998 and the year ended December 31, 1997. These statements are presented as if the Partnership had acquired all of its properties as of January 1, 1997. These unaudited pro forma condensed consolidated financial statements should be read in conjunction with the Partnership's registration statement on Form 10 and quarterly report on Form 10-Q/A filed for the period ended June 30, 1998

 The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of what the actual financial position or results of operations of the Partnership would have been at June 30, 1998 or December 31, 1997 assuming the transactions had been completed as set forth above, nor does it purport to represent the financial position or results of operations of the Partnership in future periods.

                                      Regency Center, L.P.
                           Pro Forma Condensed Consolidated Balance Sheet
                                        June 30, 1998
                                         (Unaudited)
                                        (In thousands)



                                                                    Historical      Adjustments     Pro Forma
                   Assets

   Real estate investments, at cost                                  $ 836,994       36,243   (a)     873,237
   Construction in progress                                             31,133            -            31,133
       Less: accumulated depreciation                                   24,857            -            24,857
                                                                   ------------   ----------       -----------
           Real estate rental property, net                            843,270       36,243           879,513
                                                                   ------------   ----------       -----------


   Investments in real estate partnerships                              22,401            -            22,401
                                                                   ------------   ----------       -----------

       Net real estate investments                                     865,671       36,243           901,914
                                                                   ------------   ----------       -----------


   Cash and cash equivalents                                             7,998            -             7,998
   Tenant receivables, net of allowance for
       uncollectible accounts                                            8,524            -             8,524
   Deferred costs, less accumulated amortization                         2,589            -             2,589
   Other assets                                                          2,764        1,250   (b)       4,014
                                                                   ------------   ----------       -----------

          Total Assets                                               $ 887,546       37,493           925,039
                                                                   ============   ==========       ===========


       Liabilities and Partners' Capital
   Mortgage loans payable                                            $ 224,441            -           224,441
   Acquisition and development line of credit                           89,731      (62,507) (a)(b)    27,224
   Notes payable                                                             -      100,000   (b)     100,000
                                                                   ------------   ----------       -----------

       Total debt                                                      314,172       37,493           351,665

   Accounts payable and other liabilities                               14,484            -            14,484
   Tenant's security and escrow deposits                                 2,256            -             2,256
                                                                   ------------   ----------       -----------

       Total liabilities                                               330,912       37,493           368,405
                                                                   ------------   ----------       -----------


   Limited partners' interest in consolidated partnerships               7,355            -             7,355
                                                                   ------------   ----------       -----------


   Series A preferred units                                             78,800            -            78,800
   General and limited operating partnership units                     470,479            -           470,479
                                                                   ------------   ----------       -----------

       Total partners' capital                                         549,279            -           549,279
                                                                   ------------   ----------       -----------

          Total liabilities and partners' capital                    $ 887,546       37,493           925,039
                                                                   ============   ==========       ===========





   See accompanying notes to pro forma condensed consolidated balance sheet.

                                  Regency Centers, L.P.
                  Notes to Pro Forma Condensed Consolidated Balance Sheet
                                   June 30, 1998
                                    (Unaudited)
                                  (In thousands)



 (a)  Acquisitions of Shopping Centers:

      In January 1998, the Partnership entered into an agreement to acquire shopping centers from various entities comprising the Midland Group consisting of 21 shopping centers plus 11 shopping centers under development. The Partnership had acquired 20 of the 21 Midland shopping centers prior to June 30, 1998 containing 2.0 million square feet for approximately $167.1 million. Those shopping centers are included in the Partnership's June 30, 1998 balance sheet. The one remaining shopping center, Windmiller Farms, was acquired on July 15, 1998 using funds drawn on the Line. The center was acquired for an aggregate purchase price of $13.3 million which is reflected in the pro forma balance sheet.

      Subsequent  to June 30,  1998,  the  Partnership  expects  to  acquire  an additional  three  properties  under  development  for $41.3  million.  In addition, during 1998, the Partnership expects to pay $4.6 million in additional costs related to joint venture investments and other transaction costs related to acquiring the various shopping centers from Midland, and during 1999 and 2000 expects to pay contingent consideration of $23.0 million. The following table represents the properties under development which the Partnership expects to acquire from Midland upon completion of construction during 1998. These properties are not included in these pro forma condensed consolidated financial statements.

                                                                 Expected
                                            Acquisition          Purchase
                                                Date              Price
                                           ---------------     -------------
          Garner Festival                    October-98      $       20,571
          Nashboro                           October-98               7,260
          Crooked Creek                      October-98              13,471
                                                               =============
                                                             $       41,302
                                                               =============


      In addition, the Partnership acquired one other shopping center for an aggregate purchase price of $22.9 million which is reflected in the pro forma balance sheet. The shopping center, Pike Creek Shopping Center, was acquired on August 4, 1998 using funds drawn on the Line.

 (b) Represents the proceeds from a $100 million debt offering completed July 15, 1998, less offering costs of 1.25%. At closing, the Company used the net proceeds from the Offering ($98.8 million) for the repayment of the balance outstanding on the Line and the remainder was used to offset the $36.2 million borrowed on the Line for the acquisitions of Pike Creek and Windmiller Farms. The Company has recorded $1.2 million of financing costs as an "Other Asset" to be amortized over the term of the Notes.

                                  Regency Centers, L.P.
                     Pro Forma Consolidated Statements of Operations
                       For the Six Month Period Ended June 30, 1998
                           and the Year Ended December 31, 1997
                                        (Unaudited)
                        (In thousands, except unit and per unit data)





                                                                For the Six Month Period Ended June 30, 1998
                                                                     Midland      Acquisition       Other
                                                      Historical     Properties     Properties     Adjustments  Pro Forma
                                                                       (d)           (e)

Revenues:
     Minimum rent                                        $ 37,202       3,913         3,026            (697) (i)   43,444
     Percentage rent                                          623           -           154              (8) (i)      769
     Recoveries from tenants                                8,345         542           711             (67) (i)    9,531
     Management, leasing and brokerage fees                 5,406           -             -               -         5,406
     Equity in income of investments in real
      estate partnership                                      146           -             -               -           146
                                                      ------------  ----------     ---------      ----------      -------
                                                           51,722       4,455         3,891            (772)       59,296
                                                      ------------  ----------     ---------      ----------      -------
Operating expenses:
     Depreciation and amortization                          8,740         817  (f)      891  (f)       (453) (i)    9,995
     Operating and maintenance                              6,371         283           331            (122) (i)    6,863
     General and administrative                             7,262         231           203             (25) (i)    7,671
     Real estate taxes                                      4,398         488           481             (81) (i)    5,286
                                                      ------------  ----------     ---------      ----------      --------
                                                           26,771       1,819         1,906            (681)       29,815
                                                      ------------  ----------     ---------      ----------      --------
 Interest expense (income):
     Interest expense                                       9,250       2,646  (g)    2,135  (h)     (2,834) (j)   11,197
     Interest income                                         (933)          -             -               -          (933)
                                                      ------------  ----------     ---------      ----------      --------
                                                            8,317       2,646         2,135          (2,834)       10,264
                                                      ------------  ----------     ---------      ----------      --------
     Income before minority interest
         and gain on sale of real
         estate investments                                16,634         (10)         (150)          2,743        19,217

 Gain on sale of real estate investments                   10,746           -             -          (9,336) (i)    1,410
 Minority interest                                           (200)          -             -               -          (200)
                                                      ------------  ----------     ---------      ----------      --------
     Net income                                            27,180         (10)         (150)         (6,593)       20,427

 Preferred distributions                                        -           -             -          (3,250) (k)   (3,250)
                                                      ------------  ----------     ---------      ----------      --------
     Net income for unit holders                         $ 27,180         (10)         (150)         (9,843)       17,177
                                                      ============  ==========     =========      ==========      ========

 Net income per unit (note (l)):
     Basic                                               $   1.04                                                 $  0.61
                                                      ============                                                ========
     Diluted                                             $   1.02                                                 $  0.60
                                                      ============                                                ========



 See accompanying notes to pro forma consolidated statements of operations.

                                 Regency Centers, L.P.
                      Pro Forma Consolidated Statements of Operations
                        For the Six Month Period Ended June 30, 1998
                           and the Year Ended December 31, 1997
                                        (Unaudited)
                       (In thousands, except unit and per unit data)

                                                              For the Year Ended December 31, 1997
                                                        Branch       Midland      Acquisition       Other
                                          Historical  Properties     Properties     Properties     Adjustments  Pro Forma
                                                          (c)          (d)           (e)
Revenues:
     Minimum rent                          $ 53,330         3,596      16,482        12,739          (4,136) (i)   82,011
     Percentage rent                            898           167           -           367               -         1,432
     Recoveries from tenants                 12,993           751       2,240         3,115            (548) (i)   18,551
     Management, leasing and brokerage fees   7,997         1,060           -             -               -         9,057
     Equity in income of investments
         in real estate partnerships             33             -           -             -               -            33
                                           ---------  ------------  ----------     ---------      ----------     ---------
                                             75,251         5,574      18,722        16,221          (4,684)      111,084
                                           ---------  ------------  ----------     ---------      ----------     ---------
Operating expenses:
     Depreciation & amortization             11,905           972       2,994  (f)    3,364  (f)       (855) (i)   18,380
     Operating and maintenance               10,688           595       1,194         1,780          (1,260) (i)   12,997
     General and administrative               9,964           683       1,042           878             (49) (i)   12,518
     Real estate taxes                        6,451           404       1,635         1,876            (447) (i)    9,919
                                           ---------  ------------  ----------     ---------      ----------     ---------
                                             39,008         2,654       6,865         7,898          (2,611)       53,814
                                           ---------  ------------  ----------     ---------      ----------     ---------
 Interest expense (income):
     Interest expense                        13,614         1,517      10,353  (g)    8,610  (h)     (7,179) (j)   26,915
     Interest income                           (935)          (33)          -             -               -          (968)
                                           ---------  ------------  ----------     ---------      ----------     ---------
                                             12,679         1,484      10,353         8,610          (7,179)       25,947
                                           ---------  ------------  ----------     ---------      ----------     ---------

     Income before minority interest
         and gain on sale of real
         estate investments                  23,564         1,436       1,504          (287)          5,106        31,323

 Gain on sale of real estate investments        451             -           -             -            (451) (i)        -
 Minority interest                             (505)         (313)          -             -               -          (818)
                                           ---------  ------------  ----------     ---------      ----------     ---------
     Net income                              23,510         1,123       1,504          (287)          4,655        30,505

 Preferred distributions                          -             -           -             -          (6,500) (k)   (6,500)

                                           ---------  ------------  ----------     ---------      ----------     ---------
     Net income for unit holders           $ 23,510         1,123       1,504          (287)         (1,845)       24,005
                                           =========  ============  ==========     =========      ==========     =========

 Net income per unit (note (l)):
     Basic                                 $   1.20                                                              $   1.23
                                           =========                                                             =========

     Diluted                                 $ 1.12                                                                $ 1.15
                                          ==========                                                            ==========



 See accompanying notes to pro forma consolidated statements of operations.

                                  Regency Centers, L.P.
                  Notes to Pro Forma Consolidated Statements of Operations
                        For the Six  Month  Period  Ended  June 30,
                         1998 and the Year  ended  December  31, 1997
                                       (Unaudited)
                     (In thousands, except unit and per unit data)

(c) Reflects pro forma results of operations for the Branch Properties for the period from January 1, 1997 to March 7, 1997 (acquisition date).

(d) Reflects revenues and certain expenses for the Midland Properties for the period from January 1, 1998 to the earlier of the respective acquisition date of the property or June 30, 1998, and for the year ended December 31, 1997.

                       For the period ended June 30, 1998
         Property           Acquisition   Minimum       Recoveries      Operating and      Real           General and
           Name               Date          Rent         from Tenants    Maintenance   Estate Taxes       Administrative
                            ---------    -----------    ------------   -------------  --------------      -------------

         Windmiller Farms    7/15/98    $        574   $         90    $        34    $           71     $           32
         Franklin Square     4/29/98             414             56             52                31                 32
         St. Ann Square      4/17/98             217             44             18                35                 12
         East Point Crossing 4/29/98             268             52             16                35                 17
         North Gate Plaza    4/29/98             234             33             18                27                 10
         Worthington Park    4/29/98             281             68             22                40                 19
         Beckett Commons      3/1/98             113              7              6                14                  4
         Cherry Grove Plaza   3/1/98             239             11             13                22                 21
         Bent Tree Plaza      3/1/98             137             11              7                59                  8
         West Chester Plaza   3/1/98             130             12             13                42                  7
         Brookville Plaza     3/1/98              95              5              5                 8                  4
         Lake Shores Plaza    3/1/98             123             10              5                16                  6
         Evans Crossing       3/1/98             116              4              5                 8                  6
         Statler Square       3/1/98             164             15             13                 1                  8
         Kernersville Plaza   3/1/98             120              4              8                 8                  8
         Maynard Crossing     3/1/98             272             38             13                15                 15
         Shoppes at Mason     3/1/98             116             27             15                33                  6
         Lake Pine Plaza      3/1/98             152             13             10                 8                  9
         Hamilton Meadows     3/1/98             148             42             10                15                  7
                                         -----------    -----------     ----------     -------------     --------------
                                       $       3,913    $       542     $      283     $         488     $          231
                                         ===========    ===========     ==========     =============      =============


                                         For the year ended December 31, 1997
         Property           Acquisition   Minimum       Recoveries      Operating and      Real           General and
           Name               Date          Rent         from Tenants    Maintenance   Estate Taxes       Administrative
                            ---------    -----------    --------------  ------------  --------------      -------------
         Windmiller Farms    7/15/98    $      1,157   $        181    $        69    $          143     $           64
         Franklin Square     4/29/98           1,270            171            158                94                 98
         St. Ann Square      4/17/98             741            149             60               119                 42
         East Point Crossing 4/29/98             821            159             50               107                 51
         North Gate Plaza    4/29/98             718            100             56                84                 32
         Worthington Park    4/29/98             862            208             67               124                 59
         Beckett Commons      3/1/98             687            140             38                83                 47
         Cherry Grove Plaza   3/1/98           1,445            175             85               131                105
         Bent Tree Plaza      3/1/98             786            130             64                59                 48
         West Chester Plaza   3/1/98             807             70             72                84                 45
         Brookville Plaza     3/1/98             571             42             34                50                 30
         Lake Shores Plaza    3/1/98             759            156             55                96                 32
         Evans Crossing       3/1/98             613             84             34                50                 33
         Statler Square       3/1/98             913             76             43                54                 60
         Kernersville Plaza   3/1/98             605             58             29                51                 33
         Maynard Crossing     3/1/98           1,367            133             78                95                104
         Shoppes at Mason     3/1/98             644             56             61                65                 38
         Lake Pine Plaza      3/1/98             827             93             54                51                 46
         Hamilton Meadows     3/1/98             889             59             87                95                 75
                                         -----------    -----------     ----------    --------------     --------------
                                       $      16,482    $     2,240     $    1,194    $        1,635     $        1,042
                                         ===========    ===========     ==========     =============      =============

                                Regency Centers, L.P.
                 Notes to Pro Forma Consolidated Statements of Operations
                       For the Six  Month  Period  Ended  June 30,
                          1998 and the Year  ended  December  31, 1997
                                       (Unaudited)
                    (In thousands, except unit and per unit data)



(e) Reflects revenues and certain expenses of the Acquisition Properties for the period from January 1, 1998 to the earlier of the respective acquisition date of the property or June 30, 1998, and for the year ended December 31, 1997.


                                   For the period ended June 30, 1998
   Property           Acquisition   Minimum       Percentage      Recoveries       Operating and        Real         General and
     Name               Date          Rent           Rent          from Tenants     Maintenance     Estate Taxes     Administrative
                      ---------    -----------    -----------     -------------  -------------      -------------    ------------

   Bloomingdale Square 2/11/98    $        214   $          6    $        53    $           25     $           24   $          21
   Silverlake           6/3/98             346              -             60                36                 36              18
   Highland Square     6/17/98             516             51             86                46                 79              60
   Shoppes @ 104       6/19/98             620              -            133                72                 79              28
   Fleming Island      6/30/98             348              -            289                39                194              36
   Pike Creek           8/4/98             982             97             90               113                 69              40
                                   -----------    -----------     ----------     -------------      -------------    ------------
                                  $      3,026   $        154    $       711    $          331     $          481   $         203
                                   ===========    ===========     ==========     =============      =============    ============


                                   For the year ended December 31, 1997
   Property           Acquisition   Minimum       Percentage      Recoveries       Operating and        Real         General and
     Name               Date          Rent           Rent          from Tenants     Maintenance       Estate Taxes   Administrative
                      ---------    -----------    -----------     -------------  ---------------      -------------    ------------


   Oakley Plaza         3/14/97    $        142   $          -    $        14    $           13     $           13   $           8
   Mariner's Village    3/25/97             185              6             37                45                 33               7
   Carmel Commons       3/28/97             297             11             63                38                 35              22
   Mainstreet Square    4/15/97             193              -             34                42                 30              15
   East Port Plaza      4/25/97             543              -            107                96                 65              33
   Rivermont Station    6/30/97             642              -            124                65                 56              34
   Lovejoy Station      6/30/97             306              -             63                36                 29               9
   Tamiami Trails       7/10/97             508              -            163               124                 66              30
   Garden Square        9/19/97             671              -            232               144                 99              50
   Boynton Lakes Plaza  12/1/97           1,159              -            391               267                250              80
   Pinetree Plaza      12/23/97             279              -             51                50                 37              21
   Bloomingdale Square  2/11/98           1,863             43            459               215                209             184
   Silverlake            6/3/98             819              -            142                85                 85              43
   Highland Square      6/17/98           1,122            111            187                99                171             130
   Shoppes @104         6/19/98           1,332              -            285               154                170              60
   Fleming Island       6/30/98             698              -            581                79                388              72
   Pike Creek            8/4/98           1,980            196            182               228                140              80
                                     -----------    -----------     ----------     -------------      -------------    ------------
                                  $      12,739   $        367    $     3,115    $        1,780     $        1,876   $         878
                                     ===========    ===========     ==========     =============      =============    ============

                                   Regency Centers, L.P.
                  Notes to Pro Forma Consolidated Statements of Operations
                        For the Six  Month  Period  Ended  June 30,
                          1998 and the Year  ended  December  31, 1997
                                          (Unaudited)
                       (In thousands, except unit and per unit data)


(f) Depreciation expense is based on the estimated useful life of the properties acquired. For properties under construction, depreciation expense is calculated from the date the property is placed in service through the end of the period. In addition, the six month period ended June 30, 1998 and year ended December 31, 1997 calculations reflect depreciation expense on the properties from January 1, 1997 to the earlier of the respective acquisition date of the property or June 30, 1998.


                                                                    For the period ended June 30, 1998
         Property                                       Building and    Year Building                     Depreciation
           Name                                          Improvements   Built/Renovated  Useful Life         Adjustment
                                                        --------------  ---------------  -----------      -------------

         Bloomingdale Square                          $     13,189        1987              30          $           51
         Silverlake Shopping Center                          7,584        1988              31                     103
         Highland Square                                     9,049        1960              20                     208
         Shoppes @104                                        6,439        1990              33                      91
         Fleming Island                                      4,773        1994              37                      64
         Pike Creek                                         18,082        1981              24                     374
                                                                                                          -------------
            Acquisition Properties pro forma
              depreciation adjustment                                                                   $          891
                                                                                                          =============


         Midland Properties                           $    131,065       Ranging from  Ranging from
                                                                         1986 to 1996    29 to 40       $          817
                                                                                                          =============


                                                               For the year ended December 31, 1997
         Property                                       Building and    Year Building                     Depreciation
           Name                                          Improvements   Built/Renovated  Useful Life         Adjustment
                                                        -------------  ----------------  -----------      -------------

         Oakley Plaza                                 $      6,428        1988              31          $           41
         Mariner's Village                                   5,979        1986              29                      47
         Carmel Commons                                      9,335        1979              22                     101
         Mainstreet Square                                   4,581        1988              31                      43
         East Port Plaza                                     8,179        1991              34                      76
         Rivermont Station                                   9,548        1996              39                     121
         Lovejoy Station                                     5,560        1995              38                      73
         Tamiami Trails                                      7,598        1987              30                     133
         Garden Square                                       7,151        1991              34                     151
         Boynton Lakes Plaza                                 9,618        1993              36                     244
         Pinetree Plaza                                      3,057        1982              25                     120
         Bloomingdale Square                                13,189        1987              30                     440
         Silverlake Shopping Center                          7,584        1988              31                     245
         Highlands Square                                    9,049        1960              20                     452
         Shoppes @104                                        6,439        1990              33                     195
         Fleming Island                                      4,773        1994              37                     129
         Pike Creek                                         18,082        1981              24                     753
                                                                                                          -------------
            Acquisition Properties pro forma
              depreciation adjustment                                                                   $        3,364
                                                                                                          =============

         Midland Properties                                131,065       Ranging from  Ranging from
                                                                         1986 to 1996    29 to 40       $        2,994
                                                                                                          =============

                                 Regency Centers, L.P.
                 Notes to Pro Forma Consolidated Statements of Operations
                        For the Six  Month  Period  Ended  June 30,
                          1998 and the Year  ended  December  31, 1997
                                       (Unaudited)
                    (In thousands, except unit and per unit data)



(g) To reflect interest expense on the Line required to complete the acquisition of the Midland Properties at the average interest rate afforded the Partnership (6.525%) and the assumption of $97.0 million of debt. For properties under construction, interest expense is calculated from the date the property is placed in service through the end of the period.


            Pro forma interest adjustment for the
             six month period ended June 30, 1998               $        2,646
                                                                 =============

            Pro forma interest adjustment for the
             for the year ended December 31, 1997               $       10,353
                                                                 =============


(h) To reflect interest expense on the Line required to complete the acquisition of the Acquisition Properties at the average interest rate afforded the Partnership (6.525%). The six month period ended June 30, 1998 and year ended December 31, 1997 calculation reflects interest expense on the properties from January 1, 1997 to the respective acquisition date of the property.


            Pro forma interest adjustment for the
              six-month period ended June 30, 1998              $        2,135
                                                                 =============

            Pro forma interest adjustment for the
              year ended December 31, 1997                      $        8,610
                                                                 =============

(i) In December, 1997, the Partnership sold one office building for $2.6 million and recognized a gain on the sale of $451,000. During the first quarter of 1998, the Partnership sold three office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $9.3 million. The adjustments to the pro forma statements of operations reflect the reversal of the revenues and expenses from the office buildings generated during 1997 and 1998, including the gains on the sale of the office buildings as if the sales had been completed on January 1, 1997. The Partnership believes that excluding the results of operations and gains related to the office buildings sold is necessary for an understanding of the continuing operations of the Partnership as the Partnership does not intend to own, operate or sell office buildings in the future.

(j) To reflect (i) interest expense and loan cost amortization on the $100 million debt offering offset by (ii) the reduction of interest expense on the Line and mortgage loans from the proceeds of the debt offering, the issuance of the Series A preferred units and the proceeds from the sale of the office buildings referred to in note (i).

            Pro forma interest adjustment for the
             six-month period ended June 30, 1998             $       (2,834)
                                                               =============

            Pro forma interest adjustment for the
              year ended December 31, 1997                    $       (7,179)
                                                               =============


(k) To reflect the distribution on the offering of Series A preferred units at an assumed annual rate of 8.125% for the six-month period ended June 30, 1998 and year ended December 31, 1997.

                                  Regency Centers, L.P.
                   Notes to Pro Forma Consolidated Statements of Operations
                        For the Six  Month  Period  Ended  June 30,
                          1998 and the Year  ended  December  31, 1997
                                        (Unaudited)
                      (In thousands, except unit and per unit data)




(l) The following summarizes the calculation of basic and diluted earnings per unit for the six-month period ended June 30, 1998 and the year ended December 31, 1997:





                                                                                   For the Six        For the year
                                                                                  Months Ended            Ended
                                                                                  June 30, 1998      December 31, 1997
                                                                                  -------------      -----------------

    Basic Earnings Per Unit (EPU) Calculation:
       Weighted average common units outstanding                                        23,602             15,327
                                                                                  =============      =============

       Net income for unit holders                                              $       17,177     $       24,005
       Less: dividends paid on Regency Class B common stock                              2,689              5,140
                                                                                  -------------      -------------
       Net income for Basic and Diluted EPU                                     $       14,488     $       18,865
                                                                                  =============      =============

    Basic EPU                                                                   $         0.61     $         1.23
                                                                                  =============      =============

    Diluted Earnings Per Unit (EPU) Calculation:
       Weighted average common units outstanding for Basic EPU                          23,602             15,327
       Incremental units to be issued under common
         stock options using the Treasury method                                            27                 80
       Contingent units for the acquisition
         of real estate                                                                    428                955
                                                                                  -------------      -------------
              Total Diluted Units                                                       24,057             16,362
                                                                                  =============      =============

    Diluted EPU                                                                 $         0.60     $         1.15
                                                                                  =============      =============

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  October 20, 1998                       REGENCY CENTERS, L.P.



                                         By:       /s/  J. Christian Leavitt
                                                   Vice President, Treasurer
                                                   and Secretary