Form 10-Q
period 1998-09-30
REGENCY CENTERS LP
filed 1998-11-16
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 1998

                                      -or-

                   [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 0-24763

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Item 1. Financial Statments

                                  REGENCY CENTERS, L.P.
                             Consolidated Balance Sheets
                      September 30, 1998 and December 31, 1997

                                                                                  1998                      1997
                                                                                  ----                      ----
                                                                               (unaudited)


Assets
Real estate investments, at cost:
    Land                                                                  $      201,611,212              134,457,274
    Buildings and improvements                                                   716,286,569              467,730,009
    Construction in progress - development for investment                          7,220,442               13,427,370
    Construction in progress - development for sale                               16,727,205               20,173,039
                                                                            -----------------          ---------------
                                                                                 941,845,428              635,787,692
    Less:  accumulated depreciation                                               30,092,439               22,041,114
                                                                            -----------------          ---------------
                                                                                 911,752,989              613,746,578

    Investments in real estate partnerships                                       24,812,813                  999,730
                                                                            -----------------          ---------------
          Net real estate investments                                            936,565,802              614,746,308


Cash and cash equivalents                                                         13,069,033               14,642,429
Tenant receivables, net of allowance for uncollectible accounts of $2,093,924 and $1,162,570 at September 30, 1998
    and December 31, 1997, respectively                                           13,331,237                7,245,788
Deferred costs, less accumulated amortization of
    $1,905,716 and $1,456,933 at September 30, 1998
    and December 31, 1997, respectively                                            3,721,370                2,215,099
Other assets                                                                       5,547,600                2,299,521
                                                                            -----------------          ---------------

                                                                          $      972,235,042              641,149,145
                                                                            =================          ===============

Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                                338,278,896              145,455,989
    Acquisition and development line of credit                                    45,931,185               48,131,185
    Accounts payable and other liabilities                                        23,726,388                9,972,065
    Tenants' security and escrow deposits                                          2,419,249                1,854,700
                                                                            -----------------          ---------------

           Total liabilities                                                     410,355,718              205,413,939
                                                                            -----------------          ---------------

Limited partners' interest in consolidated partnerships
    (note 2)                                                                       7,469,749                7,305,945
                                                                            -----------------          ---------------

Partners' Capital:
Series A  preferred units, par value $50, 1,600,000 units
     issued and outstanding at September 30, 1998                                 78,800,000                        -
General partner; 23,585,493 and 21,822,226 common units outstanding
     at September 30, 1998 and December 31, 1997, respectively                   454,666,241              415,112,127
Limited partners; 1,077,808 and 545,357 common units outstanding
     at September 30, 1998 and December 31, 1997, respectively                    20,943,334               13,317,134
                                                                            -----------------          ---------------
          Total partners' capital                                                554,409,575              428,429,261
                                                                            -----------------          ---------------

Commitments and contingencies

                                                                          $      972,235,042              641,149,145
                                                                            =================          ===============


See accompanying notes to consolidated financial statements.

                                        REGENCY CENTERS, L.P.
                                Consolidated Statements of Operations
                     For the Three Months ended September 30, 1998 and 1997
                                         (unaudited)


                                                                                  1998                      1997
                                                                                  ----                      ----

Revenues:
    Minimum rent                                                          $       22,354,064               14,922,153
    Percentage rent                                                                   91,356                  162,301
    Recoveries from tenants                                                        5,080,325                3,338,465
    Management, leasing and brokerage fees                                         2,616,945                2,601,076
    Equity in income of investments in
       real estate partnerships                                                      364,778                    2,557
                                                                            -----------------          --------------

          Total revenues                                                          30,507,468               21,026,552
                                                                            -----------------          ---------------

Operating expenses:
    Depreciation and amortization                                                  5,328,129                3,255,958
    Operating and maintenance                                                      3,654,505                3,042,856
    General and administrative                                                     3,375,878                2,545,387
    Real estate taxes                                                              2,612,111                1,822,347
                                                                            -----------------          --------------

          Total operating expenses                                                14,970,623               10,666,548
                                                                            -----------------          ---------------

Interest expense (income):
    Interest expense                                                               5,272,968                2,782,220
    Interest income                                                                 (405,787)                (263,266)
                                                                            -----------------          ---------------
          Net interest expense                                                     4,867,181                2,518,954
                                                                            -----------------          ---------------

          Income before minority interests and sale
            of real estate investments                                            10,669,664                7,841,050
                                                                            -----------------          ---------------

Minority interest of limited partners                                               (189,385)                (220,589)
Loss on sale of real estate investments                                               (8,871)                       -
                                                                            -----------------          ---------------

          Net income                                                              10,471,408                7,620,461

Preferred unit distribution                                                       (1,733,333)                       -
                                                                            -----------------          ---------------

          Net income for unitholders                                               8,738,075                7,620,461
                                                                            =================          ===============

Net income per common unit:
          Basic                                                           $             0.30                     0.35
                                                                            =================          ===============

          Diluted                                                         $             0.30                     0.33
                                                                            =================          ===============


See accompanying notes to consolidated financial statements

                                  REGENCY CENTERS, L.P.
                          Consolidated Statements of Operations
                  For the Nine Months ended September 30, 1998 and 1997
                                    (unaudited)


                                                                                  1998                      1997
                                                                                  ----                      ----

Revenues:
    Minimum rent                                                          $       59,555,899               38,021,981
    Percentage rent                                                                  714,255                  689,100
    Recoveries from tenants                                                       13,424,928                8,466,101
    Management, leasing and brokerage fees                                         8,023,313                6,288,601
    Equity in income of investments in
       real estate partnerships                                                      511,189                   19,694
                                                                            -----------------          ---------------
          Total revenues                                                          82,229,584               53,485,477
                                                                            -----------------          ---------------

Operating expenses:
    Depreciation and amortization                                                 14,068,450                8,407,931
    Operating and maintenance                                                     10,025,253                7,490,702
    General and administrative                                                    10,638,327                7,761,401
    Real estate taxes                                                              7,010,606                4,542,042
                                                                            -----------------          ---------------

          Total operating expenses                                                41,742,636               28,202,076
                                                                            -----------------          ---------------

Interest expense (income):
    Interest expense                                                              14,522,548               10,414,048
    Interest income                                                               (1,339,259)                (686,282)
                                                                            -----------------          ---------------
          Net interest expense                                                    13,183,289                9,727,766
                                                                            -----------------          ---------------

          Income before minority interests and sale
            of real estate investments                                            27,303,659               15,555,635
                                                                            -----------------          ---------------

Minority interest of limited partners                                               (389,544)                (565,731)
Gain on sale of real estate investments                                           10,737,226                        -
                                                                            -----------------          ---------------

          Net income                                                              37,651,341               14,989,904

Preferred unit distribution                                                       (1,733,333)                       -
                                                                            -----------------          ---------------

          Net income available for common unit holders                            35,918,008               14,989,904
                                                                            =================          ===============

Net income per common unit:
          Basic                                                           $             1.34                     0.67
                                                                            =================          ===============

          Diluted                                                         $             1.31                     0.63
                                                                            =================          ===============


See accompanying notes to consolidated financial statements

                             REGENCY CENTERS, L.P.
                    Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                              (unaudited)

                                                                                  1998                  1997
                                                                                  ----                  ----

Cash flows from operating activities:
    Net income                                                               $   37,651,341            14,989,904
    Adjustments to reconcile net income to net
      Cash provided by operating activities:
          Depreciation and amortization                                          14,068,450             8,407,931
          Deferred financing cost and debt premium amortization                    (366,616)                    -
          Minority interest of limited partners                                     389,544               565,731
          Equity in income of investments in real estate partnerships              (511,189)              (19,694)
          Gain on sale of real estate investments                               (10,737,226)                    -
          Changes in assets and liabilities:
              Tenant receivables                                                 (6,085,449)              515,449
              Deferred leasing commissions                                       (1,260,601)             (406,449)
              Other assets                                                       (4,975,156)             (824,376)
              Tenants' security deposits                                            564,549               363,657
              Accounts payable and other liabilities                             12,020,990             4,663,184
                                                                             ---------------       ---------------
                 Net cash provided by operating activities                       40,758,637            28,255,337
                                                                             ---------------       ---------------

Cash flows from investing activities:
     Acquisition and development of real estate                                (178,953,026)         (130,993,385)
     Investment in real estate partnerships                                     (23,337,738)                    -
     Capital improvements                                                        (3,650,658)           (1,863,824)
     Construction in progress for sale, net of reimbursement                      3,445,834            (8,094,704)
     Proceeds from sale of real estate investments                               30,662,197                     -
     Distributions received from real estate partnership investments                 35,844                50,000
                                                                             ---------------       ---------------
                 Net cash used in investing activities                         (171,797,547)         (140,901,913)
                                                                             ---------------       ---------------

Cash flows from financing activities:
     Net proceeds from issuance of limited partnership units                          7,694             2,255,140
     Cash contributions from the issuance of Regency stock                        9,733,060           208,356,926
     Contributions from limited partners in consolidated partnerships               164,785                     -
     Cash distributions for preferred units                                      (1,733,333)                    -
     Cash distributions for dividends                                           (38,783,993)          (24,733,456)
     Other contributions (distributions), net                                    12,195,873             1,860,910
     Net proceeds from issuance of Series A  preferred units                     78,800,000                     -
     Net proceeds from term notes                                                99,758,000                     -
     Repayment of acquisition and development line of credit, net                (2,200,000)          (69,870,000)
     Proceeds from mortgage loans payable                                         7,345,000            14,649,706
     Repayment of mortgage loans payable                                        (34,576,785)          (14,905,241)
     Deferred financing costs                                                    (1,244,787)             (564,586)
                                                                             ---------------       ---------------
                 Net cash provided by financing activities                      129,465,514           117,049,399
                                                                             ---------------       ---------------

                 Net (decrease) increase in cash and cash equivalents            (1,573,396)            4,402,823

Cash and cash equivalents at beginning of period                                 14,642,429             6,466,899
                                                                             ---------------       ---------------

Cash and cash equivalents at end of period                                   $   13,069,033            10,869,722
                                                                             ===============       ===============




                                 REGENCY CENTERS, L.P.
                        Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                 (unaudited)

                                                                                  1998                  1997
                                                                                  ----                  ----



Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed from sellers of real estate                         $ 121,166,552           117,698,966
                                                                              ==============       ===============

  Limited and general partnership units
     issued to acquire real estate                                           $  35,389,254            94,769,706
                                                                             ===============       ===============







See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1998


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

       (b)    Statement of Financial Accounting Standards No. 130

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income and net income existed in the interim financial statements reported at September 30, 1998 and 1997.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1998


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

         (e)     Emerging Issues Task Force Issue 98-9

              On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Partnership has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The
              Partnership has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as their tenants have achieved its specified target. The Partnership believes this will affect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

        (f)   Reclassifications

              Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1998


2.     Acquisitions of Shopping Centers

       During the first nine months of 1998, the Partnership acquired 26 shopping centers for approximately $303.2 million (the "1998
       Acquisitions"). In January, 1998, the Partnership entered into an agreement to acquire 32 shopping centers from various entities comprising the Midland Group ("Midland") Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. The Partnership currently owns 20 of the shopping centers fee simple and 12 through joint ventures. All of the shopping centers included in the development pipeline are owned through various joint ventures in which the Partnership owns less than a 50% interest (the "JV Properties"). The Partnership's investment in the properties acquired from Midland is $220.4 million at September 30, 1998. The Partnership expects to acquire the un-owned interests in two of the JV Properties for approximately $20.7 million prior to year-end. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $241 million for the properties, including the assumption of debt, and in addition may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. Whether contingent consideration will be issued, and if issued, the amount of such consideration, will depend on the satisfaction during 1998, 1999, and 2000 of performance criteria relating to the assets acquired from Midland. For example, if a property acquired as part of Midland's development pipeline satisfies specified performance criteria at closing and when development is completed, the transferors of the property may be entitled to additional Partnership units based on the development cost of the properties and their net operating income. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

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

3.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at September 30, 1998 and December 31, 1997 consists of the following:

                                                    1998             1997
                                                    ----             ----
   Notes Payable:
       Fixed rate mortgage loans         $       204,218,450      114,615,011
       Variable rate mortgage loans               12,620,514       30,840,978
       Fixed rate unsecured loans                121,439,932                -
       Unsecured line of credit                   45,931,185       48,131,185
                                                 -----------      -----------
            Total                        $       384,210,081      193,587,174
                                                 ===========      ===========

       During March, 1998, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is subject to a pool of unencumbered assets which cannot have an aggregate value less

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1998


  3.   Notes Payable and Unsecured Line of Credit (continued)

       than 175% of the amount of the Partnership's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Partnership's investment grade rating. The Partnership's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Partnership is required to comply with certain financial covenants consistent with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

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

       During the first nine months of 1998, the Partnership assumed mortgage loans with a face value of $112,124,875 related to the acquisition of shopping centers. The Partnership has recorded the loans at fair value which created debt premiums of $9,041,677 related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $74,905,055 at September 30, 1998, and the Partnership's share of these loans was $31,250,636.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1998



  3.   Notes Payable and Unsecured Line of Credit (continued)

       As of September 30, 1998, scheduled principal repayments on notes payable and the unsecured line of credit were as follows:

              1998                                           $        8,359,366
              1999                                                   15,058,956
              2000                                                   55,880,179
              2001                                                   19,026,352
              2002                                                   38,742,477
              Thereafter                                            238,970,935
                                                                    -----------
                  Subtotal                                          376,038,265
              Net unamortized debt premiums                           8,171,816
                                                                    -----------
                  Total                                      $      384,210,081
                                                                    ===========

4.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months ended, September 30, 1998 and 1997 (in thousands except per unit data):

                                                                                    1998              1997
                                                                                    ----              ----

         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                         24,404            18,148


         Net income for unitholders                                     $            8,738             7,620

         Less: dividends paid on Class B common stock                                1,344             1,285
                                                                                     -----             -----

         Net income for Basic Earnings per Unit                         $            7,394             6,335
                                                                                     =====             =====


         Basic Earnings per Unit                                        $              .30               .35
                                                                                       ===               ===

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for Basic EPU                           24,404            18,148
         Incremental units to be issued under common
            stock options using the Treasury method                                      -                83
         Contingent units  for the acquisition
            of real estate                                                             492             1,151
                                                                                    ------            ------

         Total diluted units                                                        24,896            19,382
                                                                                    ======            ======


         Diluted Earnings per Unit                                      $              .30               .33
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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1998


4.     Earnings Per Unit  (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended, September 30, 1998 and 1997 (in thousands except per unit data):

                                                                                1998              1997
                                                                                ----              ----

         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                         23,872            16,516


         Net income for unitholders                                     $           35,918            14,990


         Less: dividends paid on Class B common stock                                4,033             3,855
                                                                                     -----             -----

         Net income for Basic Earnings per Unit                         $           31,885            11,135
                                                                                    ======            ======


         Basic Earnings per Unit                                        $             1.34               .67
                                                                                      ====               ===

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for Basic EPU                           23,872            16,516
         Incremental units to be issued under common
            stock options using the Treasury method                                      -                87
         Contingent units  for the acquisition
            of real estate                                                             418             1,151
                                                                                    ------            ------

         Total diluted units                                                        24,290            17,754
                                                                                    ======            ======


         Diluted Earnings per Unit                                      $             1.31               .63
                                                                                      ====               ===

         The Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of this offerings was transferred to and reinvested by the Partnership. Accordingly, payment of such dividends is dependent upon the operations of the Partnership.

                                   PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands).

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. ("RCLP" or the "Partnership") appearing elsewhere in this Form 10-Q, and with the Partnership's Form 10 filed August 7, 1998. Certain statements made in the following discussion may constitute forward-looking statements which involve unknown risks and uncertainties of business and economic conditions pertaining to the operation, acquisition, or development of shopping centers including the retail business sector, and may cause actual results of the Partnership in the future to significantly differ from any future results that may be implied by such forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management.

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

Of the 125 properties included in Regency's portfolio at September 30, 1998, 104 properties were owned either fee simple or through partnership interests by the Partnership. At September 30, 1998, Regency had an investment in real estate, at cost, of approximately $1.2 billion of which $967 million or 82% was owned by the Partnership.

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

      Location                       September 30, 1998                             December 31, 1997
      --------                       ------------------                             -----------------
                           # Properties         GLA          % Leased    # Properties         GLA          % Leased
                          ------------     -------------     --------    ------------    ------------      --------

     Florida                         36      4,580,112           92.5%             35     4,168,458           93.5%
     Georgia                         25      2,537,552           90.7%             23     2,368,890           92.4%
     North Carolina                  12      1,241,784           97.7%              6       554,332           99.0%
     Ohio                            10      1,045,630           96.7%              -             -               -
     Texas                            5        451,227           89.4%              -             -               -
     Colorado                         5        447,663           84.3%              -             -               -
     Tennessee                        4        295,257           98.7%              3       208,386           98.5%
     Kentucky                         1        205,060           95.6%              -             -               -
     South Carolina                   1         79,723          100.0%              1        79,743           84.3%
     Virginia                         2        197,324           99.5%              -             -               -
     Michigan                         1         85,478           99.0%              -             -               -
     Delaware                         1        232,752           95.5%              -             -               -
     Missouri                         1         82,498           99.8%              -             -               -
                           ------------    -------------     ---------    ------------    ---------        --------
         Total                      104     11,482,060           93.1%             68     7,379,778           93.6%
                           ============    =============     =========    ============    =========        ========

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

                                                                   Average
  Grocery Anchor     Number of     % of        % of Annual      Remaining Lease
                       Stores     Total GLA      Base Rent          Term

   Kroger *             35        18.2%          18.0%              20 yrs
    Publix               26        10.7%          8.4%               13 yrs
    Winn Dixie           11        4.8%           3.5%               13 yrs
    Blockbuster          29        1.6%           2.5%                4 yrs

 *includes properties under development scheduled for opening in 1998 and 1999. Excluding development properties, Kroger would represent 15.4% of GLA and 14.9% of annual base rent.

Acquisition and Development of Shopping Centers

During the first nine months of 1998, the Partnership acquired 26 shopping centers for approximately $303.2 million (the "1998 Acquisitions"). In January, 1998, the Partnership entered into an agreement to acquire 32 shopping centers from various entities comprising the Midland Group ("Midland"). Of the 32 centers to be acquired or developed, 31 are anchored by Kroger, or its affiliate. The Partnership currently owns 20 of the shopping centers fee simple and 12 through joint ventures. All of the shopping centers included in the development  pipeline  are owned  through  various  joint  ventures in which the
Partnership owns less than a 50% interest (the "JV Properties"). The Partnership's investment in the properties acquired from Midland is $220.4 million at September 30, 1998. The expects to acquire the un-owned interests in two of the JV Properties for approximately $20.7 million prior to year-end. During 1998, 1999 and 2000, including all payments made to date, the Partnership will pay approximately $241 million for the properties, including the assumption of debt, and in addition may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. Whether contingent consideration will be issued, and if issued, the amount of such consideration, will depend on the satisfaction during 1998, 1999, and 2000 of performance criteria relating to the assets acquired from Midland. For example, if a property acquired as part of Midland's development pipeline satisfies specified performance criteria at closing and when development is completed, the transferors of the property may be entitled to additional Partnership units based on the development cost of the properties and their net operating income. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

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

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to unit holders. Net cash provided by operating activities was $40.8 million and $28.2 million for the nine months ended September 30, 1998 and 1997, respectively. The Partnership paid distributions of $40.5 million and $24.7 million, during 1998 and 1997, respectively. In 1998, the Partnership increased its quarterly distribution to $.44 per unit vs. $.42 per unit in 1997, had more outstanding units in 1998 vs. 1997; and accordingly, expects distributions paid during 1998 to increase substantially over 1997.

Management expects to meet long-term liquidity requirements for debt maturities, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $171.8 million and $140.9 million, during 1998 and 1997, respectively, as discussed above in Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $129.4 million and $117 million during 1998 and 1997, respectively. At September 30, 1998, the Partnership had 14 shopping centers under construction or undergoing major renovations. Total committed costs necessary to complete the properties under development is estimated to be $35.1 million and will be expended through August 1999.

The Partnership's outstanding debt at September 30, 1998 and December 31, 1997 consists of the following:

                                                       1998             1997
                                                       ----             ----
       Notes Payable:
           Fixed rate mortgage loans            $     204,218          114,615
           Variable rate mortgage loans                12,621           30,841
           Fixed rate unsecured loans                 121,440                -
           Unsecured line of credit                    45,931           48,131
                                                   ----------         --------
                Total                           $     384,210          193,587
                                                   ==========         ========


The weighted average interest rate on total debt at September 30, 1998 and 1997 was 7.5% and 7.4% respectively. The Partnership's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

The Partnership is a party to a credit agreement dated as of March 27, 1998, providing for an unsecured line of credit (the "Line") from a group of lenders currently consisting of Wells Fargo Bank, National Association, First Union National Bank, Wachovia Bank, N.A., NationsBank, N.A., AmSouth Bank, Commerzbank AG, Atlanta Branch, PNC Bank, National Association, and Star Bank, N.A. This credit agreement modified the terms of the Partnership's prior line of credit by increasing the commitment to $300 million, reducing the interest rate, and incorporating a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Partnership's outstanding unsecured liabilities. The Line matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Partnership's investment grade rating. The Partnership's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Partnership is required to comply with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is available for general working capital purposes.

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

During the first nine months of 1998, the Partnership assumed mortgage loans with a face value of $112.1 million related to the acquisition of shopping centers. The Partnership has recorded the loans at fair value which created debt premiums of $9 million related to assumed debt based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

Unconsolidated partnerships and joint ventures had mortgage loans payable of $74.9 million at September 30, 1998, and the Partnership's share of these loans was $31.2 million.

As of September 30, 1998, scheduled principal repayments on notes payable and the unsecured line of credit were as follows:

    1998                                           $            8,359
    1999                                                       15,059
    2000                                                       55,880
    2001                                                       19,026
    2002                                                       38,742
    Thereafter                                                238,972
                                                              -------
        Subtotal                                              376,038
    Net unamortized debt premiums                               8,172
                                                              -------
        Total                                      $          384,210
                                                              =======

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

Results from Operations

Comparison of the Nine Months Ended September 30, 1998 to 1997

Revenues increased $28.7 million or 54% to $82.2 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions. At September 30, 1998, the real estate portfolio contained approximately 11.5 million SF, was 93.1% leased and had average rents of $9.35 per SF. Minimum rent increased $21.5 million or 57%, and recoveries from tenants increased $5.0 million or 59%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Partnership were $8.0 million in 1998 compared to $6.3 million in 1997, the increase due primarily to fees earned from third party property management and leasing contracts acquired as part of the acquisition of Branch. During 1998, the Partnership sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of neighborhood shopping centers. The proceeds from the sale were applied toward the purchase of the 1998 acquisitions.

Operating expenses increased $13.5 million or 48% to $41.7 million in 1998. Combined operating and maintenance, and real estate taxes increased $5.0 million or 42% during 1998 to $17.0 million. The increases are due to the 1998 and 1997 Acquisitions. General and administrative expenses increased 37% during 1998 to $10.6 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Partnership began managing for third parties during 1998 and 1997. Depreciation and amortization increased $5.7 million during 1998 or 67% primarily due to the 1998 and 1997 Acquisitions.

Interest expense increased to $14.5 million in 1998 from $10.4 million in 1997 or 40% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

Net income for unitholders was $35.9 million in 1998 vs. $15.0 million in 1997, a $20.9 million or 140% increase for the reasons previously described. Diluted earnings per unit in 1998 was $1.31 vs. $0.63 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common units and equivalents of 6.5 million primarily due to the acquisition of Branch and Midland, the issuance of units to SC-USREALTY during 1997, and the public offering completed in July, 1997.

Comparison of the Three Months Ended September 30, 1998 to 1997

Revenues increased $9.5 million or 45% to $30.5 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions. Minimum rent increased $7.4 million or 50%, and recoveries from tenants increased $1.7 million or 52%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Partnership were $2.6 million in 1998 and 1997.

Operating expenses increased $4.3 million or 40% to $15.0 million in 1998. Combined operating and maintenance, and real estate taxes increased $1.4 million or 29% during 1998 to $6.3 million. The increases are due to the 1998 and 1997 Acquisitions. General and administrative expenses increased 33% during 1998 to $3.4 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers that the Partnership began managing for third parties during 1997. Depreciation and amortization increased $2.1 million during 1998 or 64% primarily due to the 1998 and 1997 Acquisitions.

Interest expense increased to $5.3 million in 1998 from $2.8 million in 1997 or 90% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt.

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

On May 22, 1998, the EITF reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rental income that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Partnership has previously recognized contingent rental income (i.e. percentage rent) ratably over the year based on the historical trends of its tenants. The Partnership has adopted Issue 98-9 prospectively and has ceased the recognition of contingent rents until such time as their tenants have achieved its specified target. The Partnership believes this will effect the interim period in which percentage rent is recognized, however it will not have a material impact on the annual recognition of percentage rent.

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

                          PART II

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.        Exhibits

         Item 10. Material contracts


Reports on Form 8-K:
                  A report on Form 8-K was filed on October 7, 1998 reporting under Item 5. Acquisition of Pike Creek Shopping Center to include audited Statement of Revenues and Certain Expenses as of December 31, 1997, as well as, pro forma condensed consolidated financial statements of operations for the six months ended June 30, 1998 and the year ended December 31, 1997.


              27. Financial Data Schedule

                  September 30, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Date:  November 16, 1998                             REGENCY CENTERS, L.P.



                                           By:       /s/  J. Christian Leavitt
                                                      Vice President, Treasurer
                                                      and Secretary