Form 10-K
period 1998-12-31
REGENCY CENTERS LP
filed 1999-03-19
CIK 1066247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-24763

                              REGENCY CENTERS, L.P.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                59-3429602
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)

121 West Forsyth Street, Suite 200                          (904) 356-7000
Jacksonville, Florida    32202                      (Registrant's telephone No.)
(Address of principal
executive offices)    (zip code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

                                 Not Applicable
                     (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      Class B Units of Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    (X)

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant and the number of shares of Registrant's voting common stock outstanding is not applicable.

                       Documents Incorporated by Reference

Regency Realty Corporation is the general partner of Regency Centers, L.P. Portions of Regency Realty Corporation's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS


                                                                       Form 10-K
Item No.                                                             Report Page
--------                                                             -----------

                                     PART I

1.  Business................................................................1

2.  Properties..............................................................6

3.  Legal Proceedings......................................................13

4.  Submission of Matters to a Vote of Security Holders....................13

                                     PART II

5.  Market for the Registrant's Common Equity and
    Related Shareholder Matters............................................13

6.  Selected Consolidated Financial Data...................................15

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................16

7a. Quantitative and Qualitative Disclosures About Market Risk.............22

8.  Consolidated Financial Statements and Supplementary Data...............23

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure...................................................23

                                    PART III

10. Directors and Executive Officers of the Registrant.....................23

11. Executive Compensation.................................................24

12. Security Ownership of Certain Beneficial Owners and Management.........24

13. Certain Relationships and Related Transactions.........................25

                                     PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K......25

                                     PART I

Item 1.  Business

Regency Realty Corporation ("Regency" or "Company") acquires, owns, develops and manages neighborhood shopping centers in targeted infill markets. Regency formed Regency Centers, L.P. ("RCLP" or the "Partnership"), a limited partnership and a public registrant, in 1996, and consolidated substantially all of its retail shopping centers into the Partnership during 1998. The Partnership is now the primary entity through which Regency owns its properties, conducts its business and through which Regency intends to expand its ownership and operation of retail shopping centers. The Company believes that the tax deferral advantages offered by the Partnership increase the attractiveness of the Partnership's units as consideration for property acquisitions.

The Partnership's ownership interests are represented by Units, of which there are (i) Series A Preferred Units, (ii) Original Limited Partnership Units (including Class A Units), all of which were issued in connection with the Branch acquisition, (iii) Class 2 Units, all of which were issued in connection with the Midland and other property acquisitions, and (iv) Class B Units, all of which are owned by Regency. Each outstanding Unit other than Class B Units and Series A Preferred Units is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election; and accordingly, Regency's philosophies related to shareholder value include these Unit holders. See Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters for further discussion of these transactions. At December 31, 1998, Regency owned approximately 96% of the outstanding common operating partnership units of RCLP.

Regency, the general partner of RCLP, fully controls the operating and investing decisions of RCLP; and accordingly, the following business discussion is identical for both Regency and the Partnership, except that the number of properties owned by Regency is greater than the number of properties owned by the Partnership. As of December 31, 1998, Regency owned, directly or indirectly, 129 properties in the eastern half of the United States, containing approximately 14.7 million square feet of gross leasable area ("GLA"). As of December 31, 1998, the Partnership owned, directly or indirectly, 109 properties in the eastern half of the United States, containing approximately 12.4 million square feet of gross leasable area ("GLA").

As of December 31, 1998, Regency had an investment in real estate of approximately $1.3 billion and approximately 58% of Regency's GLA was located in Georgia and Florida. Regency's shopping centers (excluding centers under development) were approximately 93% leased as of December 31, 1998. At December 31, 1998, the Partnership had an investment in real estate of $1.1 billion, which was 93.6% leased (excluding centers under development).

On February 26, 1999, Regency's shareholders approved the merger of Pacific Retail Trust ("Pacific") into the Company, in a stock for stock transaction (0.48 Regency share for 1 Pacific share). Regency concurrently contributed all the properties into the Partnership for additional Class B Units. At December 31, 1998, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of GLA. The total cost to acquire Pacific is expected to be $1.157 billion based on the value of Regency shares issued, the assumption of $379 million of outstanding debt and other liabilities, and estimated transaction costs. Pacific's shopping centers are located primarily in California and Texas.

Regency, a Florida corporation organized in 1993, commenced operations as a real estate investment trust (REIT) in 1993 with the completion of its initial public offering, and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963.

Operating and Investment Philosophy

Regency's key operating and investment objective is to create long-term shareholder value by:

     o growing its high quality real estate portfolio of grocery-anchored neighborhood shopping centers in attractive infill markets,

     o maximizing the value of the portfolio through its "Retail Operating System," developed in conjunction with Security Capital Holdings, S.A. ("SC-USREALTY"), which incorporates research based investment strategies, value-added leasing and management systems, and customer-driven development programs, and

     o using conservative financial management and Regency's substantial capital base to access the most cost effective capital to fund Regency's growth.

Management believes that the key to achieving its objective is its single focus on, and growing critical mass of, quality grocery-anchored neighborhood shopping centers. In the opinion of management, the Company's premier platform of shopping centers in targeted markets, its proprietary research capabilities, its value enhancing Retail Operating System, its cohesive and experienced management team and its access to competitively priced capital enable it to maintain a competitive advantage over other operators.

Regency believes that ownership of the approximately 30,000 shopping centers throughout the United States is highly fragmented, with less than 10% owned by REITs, and that many centers are held by unsophisticated and undercapitalized owners. Regency has identified approximately 1,000 centers in its target markets as potential acquisition opportunities, of which less than 10% are owned by REITs. As a result, Regency believes that an opportunity exists for it to be a consolidating force in the industry. In addition, Regency believes that through proprietary demographic research and targeting, its portfolio and tenant mix can be customized for and marketed to national and regional retailers, thereby producing greater sales and a value-added shopping environment for both retailer and shopper.

Regency's shopping center properties feature some of the most attractive characteristics in the industry:

     o   an average age of 8 years,

     o   an average remaining grocery-anchor lease term of 14 years, and

     o an average grocery-anchor size of 49,000 square feet (43% of the square footage of the grocery-anchored centers on average).

Grocery-Anchored Infill Strategy

Regency focuses its investment strategy on grocery-anchored infill shopping centers. Infill locations are situated in densely populated residential communities where there are significant barriers to entry, such as zoning restrictions, growth management laws or limited availability of sites for development or expansions. Regency is focused on building a platform of grocery-anchored neighborhood shopping centers because grocery stores provide convenience shopping for daily necessities, generate foot traffic for adjacent "side shop" tenants and should be better able to withstand adverse economic conditions. By developing close relationships with the leading supermarket chains, Regency believes it can attract the best "side shop" merchants and enhance revenue potential.

Research Driven Market Selection

Regency has identified 21 markets in the eastern half of the United States as target markets. These markets were selected because, in general, they offer greater growth in population, household income and employment than the national averages. In addition, Regency believes that it can achieve "critical mass" in these markets (defined as owning or managing 4 to 5 shopping centers) and that it can generate sustainable competitive advantages, through long-term leases to the predominant grocery-anchor and other barriers to entry from competition. Within these markets, Regency's research staff further defines and selects submarkets and trade areas based on additional analysis of the above data. Regency then identifies target properties and their owners (including development opportunities) within these submarkets and trade areas based on 3-mile radius demographic data and ranks potential properties for purchase. The properties currently owned by Regency are in submarkets with an average 3-mile population of 69,000, average household income of $62,000 and projected 5-year population growth of 12%.

Retail Operating System

Regency's Retail Operating System drives its value-added operating strategy. Its Retail Operating System is characterized by:

     o   proactive leasing and management;

     o   value enhancing remerchandising initiatives;

     o   Regency's "preferred customer initiative"; and

     o   a customer-driven development and redevelopment program.

Proactive leasing and management
Regency's integrated approach to property management strengthens its leasing and management efforts. Property managers are an integral component of the acquisition and integration teams. Thorough, candid tenant interviews by property managers during acquisition due diligence allow Regency to quickly assess both problem areas as well as opportunities for revenue enhancement prior to closing. Property managers are responsible not only for the general operations of their centers, but also for coordinating leasing efforts, thereby aligning their interests with Regency's. In addition, Regency's information systems allow managers to spot future lease expirations and to proactively market and remerchandise spaces several years in advance of such expirations.

Value enhancing remerchandising initiatives
Regency believes that certain shopping centers under serve their customers, reducing foot traffic and negatively affecting the tenants located in the shopping center. In response, Regency is initiating a remerchandising program directed at obtaining the optimum mix of tenants offering goods, personal services and entertainment and dining options in each of its shopping centers. By re-tenanting shopping centers with tenants that more effectively service the community, Regency expects to increase sales, and therefore the value of its shopping centers.

Preferred customer initiative
Regency has established a preferred customer initiative with dedicated personnel whose goal is to establish new or strengthen existing strategic relationships with successful retailers at the national, regional and local levels. Regency achieves this goal by establishing corporate relationships, negotiating standard lease forms and working with the preferred customers to match expansion plans with future availability in Regency's shopping centers. Regency monitors retail trends and the operating performance of these preferred customers. Management expects the benefits of the preferred customer initiative to improve the merchandising and performance of the shopping centers, establish brand recognition among leading operators, reduce turnover of tenants and reduce vacancies. Regency currently has identified and is developing relationships with 45 preferred customers, including Radio Shack, GNC, Hallmark Cards, Mailboxes, Etc. and Starbucks Coffee, and continues to target additional tenants with which to establish preferred customer relationships.

Customer-driven development and redevelopment program
Regency conducts its development and redevelopment program in close cooperation with its major customers, including Kroger, Publix and Eckerd. Regency uses its development capabilities to service its customer's growth needs by building or re-developing modern properties with state of the art supermarket formats that generate higher returns for Regency under new long-term leases. In 1998, Regency through RCLP began development on 21 retail projects, including new developments, redevelopments and build-to-suits and upon completion, Regency will have invested $152 million in these projects. During 1997, Regency through RCLP began development on 16 retail projects, including new developments, redevelopments and build-to-suits and upon completion, Regency will have invested $87 million in these projects. Regency manages its development risk by obtaining signed anchor leases prior to beginning construction.

Acquisition Track Record

Regency has grown its asset base significantly through acquisitions over the last several years, acquiring properties totaling $384.3 million in 1998, $395.7 million in 1997 and $107.1 million in 1996. With the exception of two properties representing $31.9 million of invested capital, all of these acquisitions are owned by RCLP. Through these acquisitions, Regency has diversified geographically from its predominantly Florida-based portfolio and established a presence in many of its target markets. Upon identifying an acquisition target, Regency utilizes expertise from all of its functional areas, including acquisitions, due diligence and property management, to determine the appropriate purchase price and to develop a business plan for the center and design an integration plan for the management of the center. Regency believes that its established acquisition and integration procedures produce higher returns on its portfolio, reduce risk and position Regency to capitalize on consolidation in the shopping center industry.

Capital Strategy

Regency intends to maintain a conservative capital structure designed to enhance access to capital on favorable terms, to allow growth through development and acquisition and to promote future earnings growth, however, neither Regency nor the Partnership's organizational documents limit the amount of debt that may be incurred. Limitations have been established within the covenants of certain loan agreements related to the Partnership's line of credit and medium term notes.

As of December 31, 1998, the Partnership had secured and unsecured debt of $241.5 million and $238.9 million, respectively. Substantially all of the Partnership's debt is cross-defaulted, but not cross-collateralized. Pursuant to the Partnership's $300 million unsecured line of credit (increased to $635 million with the merger of Pacific Retail Trust), the Partnership is required to comply, and is complying with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include (1) maintenance of minimum net worth, (2) ratio of total liabilities to gross asset value, (3) ratio of secured indebtedness to gross asset value, (4) ratio of EBITDA to interest expense, (5) ratio of EBITDA to debt service and reserve for replacements, and (6) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. In addition, the Partnership may not enter into a negative pledge agreement with another lender and may not incur other floating rate debt in excess of 25% of gross asset value without interest rate protection. The line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

Since Regency's initial public offering in 1993, Regency has financed its growth in part through a series of public and private offerings of Regency equity and RCLP units totaling, as of December 31, 1998, approximately $677 million, including the utilization by RCLP of its units as consideration for acquisitions.

Risk Factors Relating to Ownership of Regency Common Stock or Partnership Units

The Company and the Partnership are subject to certain business risks arising in connection with owning real estate which include, among others:

     o the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants could reduce cash flow,

     o the possibility that such tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow,

     o vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

     o poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where the Company owns shopping centers,

     o   the Company's rapid growth could place strains on its resources,

     o risks relating to leverage, including uncertainty that the Company or the Partnership will be able to refinance its indebtedness, and the risk of higher interest rates,

     o   unsuccessful development activities could reduce cash flow,

     o the Company or Partnership's inability to satisfy its cash requirements for operations and the possibility that they may be required to borrow funds to meet distribution requirements in order to maintain the Company's qualification as a REIT,

     o potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

     o   the risk of uninsured losses, and

     o unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's or Partnership's ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, an owner or manager of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property or borrow using the property as collateral. Regency has approximately 31 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state.

Competition

The Company believes the ownership of shopping centers is highly fragmented, with less than 10% owned by REITs. Regency faces competition from other REITs in the acquisition, ownership and leasing of shopping centers as well as from numerous small owners. Regency competes for the development of shopping centers with other REITs engaged in development activities as well as with local, regional and national real estate developers. Regency develops properties by applying its proprietary research methods to identify development and leasing opportunities and by pre-leasing an average of 85% of a center before beginning construction. Regency competes for the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. Regency seeks to maximize rents per square foot by establishing relationships with supermarket chains that are first or second in their markets and leasing non-anchor space in multiple centers to national or regional tenants. There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants that Regency targets or that such entities will successfully control these markets and tenants to the exclusion of Regency.

Changes in Policies

The Company, as general partner, determines RCLP's policies with respect to certain activities, including its debt capitalization, growth, distributions, and investment and operating strategies. The Company has no present intention to amend or revise these policies. However, the Company may do so at any time without a vote of the unitholders.

Employees

The Company's headquarters are located in Jacksonville, Florida. The Company presently maintains offices in which it conducts management and leasing activities located in Florida, Georgia, North Carolina, Ohio, and Missouri. As of December 31, 1998, the Company had approximately 240 employees and believes that relations with its employees are good.

Item 2. Properties


         The Partnerships's properties summarized by state including their gross leasable areas (GLA) follows:


                                          December 31, 1998                                     December 31, 1997
                                          -----------------                                     -----------------
     Location              # Properties         GLA            % Leased         # Properties         GLA            % Leased
     --------              ------------     ----------         --------         ------------      ----------        --------
   Florida                           36      4,571,617           92.9%                   35        4,111,279          93.5%
   Georgia                           25      2,560,383           92.8%                   24        2,463,180          92.6%
   Ohio                              12      1,527,510           96.8%                    1          374,743          96.1%
   North Carolina                    12      1,239,783           98.3%                    6          554,332          99.0%
   Texas                              5        479,900           84.7%                    -                -              -
   Colorado                           5        447,569           89.4%                    -                -              -
   Tennessee                          4        295,179           96.8%                    3          208,386          98.5%
   Virginia                           2        197,324           97.7%                    -                -              -
   Michigan                           2        177,929           81.5%                    -                -              -
   South Carolina                     2        162,056          100.0%                    1           79,743          84.3%
   Delaware                           1        232,752           94.8%                    -                -              -
   Kentucky                           1        205,060           95.6%                    -                -              -
   Illinois                           1        178,600           86.9%                    -                -              -
   Missouri                           1         82,498           99.8%                    -                -              -
                          -------------     ----------         -------          -----------        ---------        -------
       Total                        109     12,358,160           93.6%                   70        7,791,663          93.8%
                          =============     ==========         =======          ===========        =========        =======


The following table summarizes the largest tenants occupying the Partnership's shopping centers based upon a percentage of total annualized base rent exceeding
 .5% at December 31, 1998:

                              Summary of Principal Tenants > .5% of Annualized Base Rent
                                       (including Properties Under Development)

                                                    % of                          % of Annualized       # of
           Tenant                    SF           Owned GLA           Rent            Base Rent        Stores
           ------                    --           ---------           ----        ---------------      ------

         Kroger                   2,180,363         17.6%          $18,496,049         17.3%             36
         Publix                   1,258,351         10.2%            8,313,059          7.8%             28
         Winn Dixie                 589,079          4.8%            4,243,457          4.0%             12
         Blockbuster                208,418          1.7%            3,014,616          2.8%             34
         K-Mart                     507,645          4.1%            2,615,359          2.4%              6
         Harris Teeter              187,363          1.5%            2,261,650          2.1%              4
         Walgreens                  151,865          1.2%            1,504,772          1.4%             11
         Wal-Mart                   224,169          1.8%            1,026,993          1.0%              2
         Eckerd                     176,891          1.4%            1,509,377          1.4%             18
         A & P                       71,622          0.6%              418,873          0.4%              2
         CVS Drugs                   94,206          0.8%              760,221          0.7%             10
         Albertsons                  55,377          0.4%              630,772          0.6%              1
         Delchamps                   47,786          0.4%              376,474          0.4%              1


The Partnership's leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The Partnership's leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered.


The following table sets forth a schedule of lease expirations for the next ten years, assuming that no tenants exercise renewal options:

                                                    Future
                                     Percent of     Minimum      Percent of
     Lease                             Total          Rent          Total
  Expiration          Expiring       Partnership    Expiring       Minimum
     Year               GLA             GLA          Leases        Rent (2)
     ----               ---             ---          ------        --------

     (1)               173,291           1.7%     $ 2,194,372         2.1%
     1999              675,246           6.5%       8,216,499         8.0%
     2000              758,976           7.3%       9,051,013         8.8%
     2001            1,017,905           9.9%      12,592,774        12.2%
     2002              981,518           9.5%      10,615,179        10.3%
     2003              743,734           7.2%       9,131,742         8.8%
     2004              591,152           5.7%       5,586,383         5.4%
     2005              179,063           1.7%       1,864,461         1.8%
     2006              488,689           4.7%       3,983,914         3.9%
     2007              438,902           4.2%       4,172,640         4.0%
     2008              547,828           5.3%       4,189,606         4.1%
               -----------------------------------------------------------
  10 Yr Total        6,596,304         63.84%    $ 71,598,583       69.31%
               -----------------------------------------------------------

  (1) leased currently under month to month rent or in process of renewal
  (2) total minimum rent includes current minimum rent and future contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

See the property table below and also see Item 7, Management's Discussion and Analysis for further information about the Partnership's properties.

                                                               Gross
                                              Year            Leasable
                                 Year         Con-              Area          Percent            Grocery
Property Name                  Acquired    structed (1)         (GLA)        Leased (2)          Anchor
-------------------------------------------------------------------------------------------------------------

FLORIDA

Jacksonville /
North Florida
Anastasia                        1993         1988            102,342          95.1%             Publix
Bolton Plaza                     1994         1988            172,938         100.0%               --
Carriage Gate                    1994         1978             76,833         100.0%               --
Courtyard (3)                    1993         1987             67,794          45.8%          Albertsons(4)
Ensley Square (5)                1997         1977             62,361         100.0%            Delchamps
Fleming Island                   1998         1994             80,205          98.9%             Publix
Highlands Square (6)             1998         1999            226,682          87.1%      Publix/Winn-Dixie
Millhopper (3)                   1993         1974             84,064          97.0%             Publix
Newberry Square                  1994         1986            180,524          98.0%             Publix
Old St. Augustine Plaza          1996         1990            170,220          98.2%             Publix
Palm Harbour                     1996         1991            171,891          94.6%             Publix
Pine Tree Plaza (6)              1997         1999             60,752          94.1%             Publix
Regency Court                    1997         1992            218,665          78.3%               --

South Monroe                     1996         1998             80,187          97.0%           Winn-Dixie

Tampa / Orlando
Beneva                           1998         1987            141,532          97.1%             Publix
Bloomingdale Square              1998         1987            267,935          99.0%             Publix
Mainstreet Square                1997         1988            107,159          90.5%           Winn-Dixie
Mariner's Village                1997         1986            117,665          94.4%           Winn-Dixie
Market Place - St. Petersburg    1995         1983             90,296         100.0%             Publix
Peachland Promenade              1995         1991             82,082          96.5%             Publix
Regency Square                   1993         1986            341,446          87.3%               --
   at Brandon (3)
Seven Springs                    1994         1986            162,580          93.1%           Winn-Dixie
Terrace Walk (3)                 1993         1990             50,926          40.4%               --
Town Square                      1997         1986             42,969          40.2%               --
University Collections           1996         1984            106,627          96.8%         Kash N Karry(4)
Village Center-Tampa             1995         1993            181,110          95.5%             Publix

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza              1997         1993            130,724          91.0%           Winn-Dixie
Chasewood Plaza (3)              1993         1986            141,034          87.5%             Publix
Chasewood Storage (3)            1993         1986             42,810          99.9%               --
East Port Plaza                  1997         1991            235,842          94.9%             Publix
Martin Downs Village Center(3)   1993         1985            121,956          90.9%               --
Martin Downs                     1993         1998             49,773          94.0%               --
   Village Shop (3)(6)
Ocean Breeze (3)                 1993         1985            111,551          83.9%             Publix
Ocean East (5)                   1996         1997            112,894          60.5%          Stuart Foods
Tequesta Shoppes                 1996         1986            109,766          92.9%             Publix
Town Center at Martin Downs      1996         1996             64,546          93.5%             Publix
Wellington Market Place          1995         1990            178,155          94.1%           Winn-Dixie
Wellington Town Square           1996         1982            105,150          98.2%             Publix

Miami / Ft. Lauderdale
Aventura (3)                     1994         1974            102,876          96.4%             Publix
Berkshire Commons                1994         1992            106,534          99.8%             Publix
Garden Square                    1997         1991             90,258          97.1%             Publix
North Miami (3)                  1993         1988             42,500         100.0%             Publix
Palm Trails Plaza                1997         1998             76,067          95.9%           Winn-Dixie
Shoppes @ 104                    1998         1990            108,189          95.4%           Winn Dixie
Tamiami Trail                    1997         1987            110,867         100.0%             Publix
University Market Place          1993         1990            129,121          73.3%          Albertsons(4)
Welleby                          1996         1982            109,949          93.5%             Publix
                                                       ------------------------------

Subtotal/Weighted
Average(Florida)                                            5,728,347          91.4%
                                                       ------------------------------




GEORGIA

Atlanta
Ashford Place                    1997         1993             53,345         100.0%               --
Braelin Village (5)              1997         1991            226,522          98.8%             Kroger

Briarcliff LaVista               1997         1962             39,201         100.0%               --
Briarcliff Village (6)           1997         1990            192,660          89.0%             Publix
Buckhead Court                   1997         1984             55,227          93.9%               --

Cambridge Square                 1996         1979             68,725          77.8%               --
Cromwell Square                  1997         1990             81,826          81.7%               --

Cumming 400                      1997         1994            126,899          94.8%             Publix
Delk Spectrum (3)(5)             1998         1991            100,880         100.0%               A&P
Dunwoody Hall                    1997         1986             82,525          97.6%               A&P
Dunwoody Village (5)             1997         1975            114,657          94.1%             Ingles
Loehmann's Plaza                 1997         1986            137,635          90.8%               --
Lovejoy Station                  1997         1995             77,336          98.3%             Publix
Memorial Bend                    1997         1995            182,778          93.9%             Publix
Orchard Square                   1995         1987             85,940          94.6%               A&P
Paces Ferry Plaza                1997         1987             61,693          91.4%               --

Powers Ferry Square              1997         1987             97,809          96.1%             Harry's
Powers Ferry Village             1997         1994             78,995         100.0%             Publix
Rivermont Station                1997         1996             90,267         100.0%          Harris Teeter
Roswell Village (6)              1997         1997            143,980          97.2%             Publix
Russell Ridge                    1994         1995             98,556          96.6%             Kroger
Sandy Plains Village             1996         1992            175,034          94.4%             Kroger
Sandy Springs  Village           1997         1997             48,245          11.2%               --
Trowbridge Crossing (5)          1997         1997             62,558          86.8%             Publix

Other Markets
Evans Crossing                   1998         1993             83,680         100.0%             Kroger
LaGrangeMarketplace(3)           1993         1989             76,327          95.5%           Winn-Dixie
Parkway Station (5)              1996         1983             94,290          94.5%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Georgia)                                            2,737,590          93.1%
                                                       ------------------------------


OHIO

Cincinnati
Beckett Commons                  1998         1995             80,434         100.0%             Kroger
Cherry Grove                     1998         1997            186,040          93.5%             Kroger

Hamilton Meadows                 1998         1989            126,251          97.8%            Kroger(4)
Hyde Park Plaza (5)              1997         1995            374,743          97.4%        Kroger/Winn-Dixie

Shoppes at Mason                 1998         1997             80,880          95.1%             Kroger
Silverlake                       1998         1988            100,245          91.0%             Kroger
Westchester Plaza                1998         1988             88,181         100.0%             Kroger

Columbus
East Pointe                      1998         1993             86,520         100.0%             Kroger
Kingsdale (3)(6)                 1997         1999            259,011          73.0%            Big Bear

North Gate/(Maxtown)             1998         1996             85,100          95.9%             Kroger
Park Place                       1998         1988            106,832          96.2%            Big Bear
Windmiller Plaza                 1998         1997            119,192          97.1%             Kroger
Worthington                      1998         1991             93,092         100.0%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Ohio)                                               1,786,521          93.4%
                                                       ------------------------------



NORTH CAROLINA

Asheville
Oakley Plaza                     1997         1988            118,727          98.7%              Bi-Lo


Charlotte
Carmel Commons                   1997         1979            132,648          95.3%          Fresh Market
City View                        1996         1993             77,550         100.0%           Winn-Dixie
Union Square                     1996         1989             97,191         100.0%          Harris Teeter


Raleigh / Durham
Bent Tree Plaza                  1998         1994             79,503         100.0%             Kroger
Garner Town Square               1998         1998            221,450         100.0%             Kroger

Glenwood Village                 1997         1983             42,864         100.0%          Harris Teeter
Lake Pine Plaza                  1998         1997             87,690          97.6%             Kroger
Maynard Crossing                 1998         1997            122,813         100.0%             Kroger
Southpoint Crossing (7)          1998         1998            101,404          89.4%             Kroger
Woodcroft                        1996         1984             85,353         100.0%            Food Lion

Winston-Salem
Kernersville Marketplace         1998         1997             72,590         100.0%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(North Carolina)                                     1,239,783          98.3%
-------------------------------------------------------------------------------------------------------------


ALABAMA

Birmingham
Villages of Trussville (3)       1993         1987             69,280          97.7%             Bruno's
West County Marketplace (3)      1993         1987            129,155         100.0%         Food World (4)

Montgomery
Country Club (3)                 1993         1991             67,622          96.3%           Winn-Dixie

Other Markets
Bonner's Point (3)               1993         1985             87,280          98.6%           Winn-Dixie
Marketplace -                    1993         1987            162,723         100.0%           Winn-Dixie
   Alexander City (3)
                                                       ------------------------------

Subtotal/Weighted
Average(Alabama)                                              516,060          99.0%
                                                       ------------------------------


COLORADO

Colorado Springs
Cheyenne Meadows (5)             1998         1998             89,085          97.6%          King Soopers
Jackson Creek  (6)(7)            1998         1999             85,259          89.4%             Kroger
Woodman Plaza (6)(7)             1998         1998            103,313          70.4%          King Soopers

Denver
Lloyd King Center (5)            1998         1998             83,286          98.4%          King Soopers
Stroh Ranch (6)(7)               1998         1998             86,626          95.2%          King Soopers
                                                       ------------------------------

Subtotal/Weighted
Average(Colorado)                                             447,569          89.4%
                                                       ------------------------------



TEXAS

Dallas
Bethany Lake (5)(6)              1998         1998             91,674          68.3%             Kroger
Creekside (5)                    1998         1998             96,816          94.2%             Kroger
Preston Brook - Frisco (5)(6)    1998         1998             91,373          77.8%             Kroger
Shiloh Springs (7)               1998         1998             81,865          94.0%             Kroger
Village Center - Southlake (5)   1998         1998            118,172          88.6%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Texas)                                                479,900          84.7%
                                                       ------------------------------


TENNESSEE

Nashville
Harpeth Village (5)              1997         1998             70,091         100.0%           Albertsons
Marketplace -                    1997         1997             23,500         100.0%               --
   Murphreesburo (5)
Nashboro Village (7)             1998         1998             86,793          89.1%             Kroger
Peartree Village                 1997         1997            114,795         100.0%          Harris Teeter
                                                       ------------------------------

Subtotal/Weighted
Average(Tennessee)                                            295,179          96.8%
                                                       ------------------------------


VIRGINIA
Brookville Plaza                 1998         1991             63,664          97.6%             Kroger
Statler Square                   1998         1996            133,660          97.7%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Virginia)                                             197,324          97.7%
                                                       ------------------------------


MISSISSIPPI
Columbia Marketplace(3)          1993         1988            136,002          98.7%           Winn-Dixie
Lucedale Marketplace(3)          1993         1989             49,059          94.7%            Delchamps
                                                       ------------------------------

Subtotal/Weighted
Average(Mississippi)                                          185,061          97.6%
                                                       ------------------------------


MICHIGAN
Lakeshore                        1998         1996             85,478          99.0%             Kroger
Waterford                        1998         1998             92,451          65.3%             Kroger
                                                       ------------------------------

Subtotal/Weighted
Average(Michigan)                                             177,929          81.5%
                                                       ------------------------------


SOUTH CAROLINA
Merchants Village                1997         1997             79,723         100.0%             Publix
Queensborough (5)                1998         1993             82,333         100.0%             Publix
                                                       ------------------------------

Subtotal/Weighted
Average(South Carolina)                                       162,056         100.0%
                                                       -----------------------------



DELAWARE
Pike Creek                       1998         1981            232,752          94.8%              Acme


KENTUCKY
Franklin Square                  1998         1988            205,060          95.6%             Kroger


ILLINOIS
Hinsdale Lake Commons            1998         1986            178,600          86.9%            Dominick's


MISSOURI
St. Ann Square                   1998         1986             82,498          99.8%            National
                                                       ------------------------------


Total Weighted Average                                     14,652,229          92.9%
                                                       ==============================
                                      Drug Store &                                       Other
Property Name                        Other Anchors                                      Tenants
----------------------------------------------------------------------------------------------------------------------
FLORIDA

Jacksonville /
North Florida

Anastasia                                    --                        Hallmark, Schmagel's Bagels, Mailboxes
Bolton Plaza                              Wal-Mart                     Radio Shack, Payless Shoes, Mailboxes
Carriage Gate                              TJ Maxx                     Brueggers Bagels, Bedfellows, Alterations
Courtyard (3)                                --                        Olan Mills, Heavenly Ham, Beauty Warehouse
Ensley Square (5)                            --                        Radio Shack, Hallmark, Amsouth Bank
Fleming Island                               --                        Mail Boxes, Etc., Radio Shack, GNC
Highlands Square (6)             Eckerd, Consolidated Stores           Hair Cuttery, Rent Way, Precision Printing
Millhopper (3)                             Eckerd                      Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                             Kmart                      H & R Block, Cato Fashions, Olan Mills
Old St. Augustine Plaza               Eckerd, Waccamaw                 Mail Boxes, Etc., Hallmark, Hair Cuttery
Palm Harbour                           Eckerd, Bealls                  Mail Boxes, Etc., Hallmark, Meale Norman
Pine Tree Plaza (6)                          --                        Great Clips, CiCi's Pizza, Soupersalad
Regency Court                       CompUSA, Office Depot              H & R Block, Mail Boxes Etc.
                                      Sports Authority                 Loop Restaurant
South Monroe                               Eckerd                      Rent-A-Center, H & R Block

Tampa / Orlando
Beneva                                   Walgreen's                    Stride Rite, GNC, Subway
Bloomingdale Square               Eckerd, Wal-Mart, Beall's            Radio Shack, H&R Block, Hallmark
Mainstreet Square                        Walgreen's                    Rent-A-Center, Discount Auto Parts, Norwest
Mariner's Village                        Walgreen's                    Supercuts. Pak Mail, Allstate Insurance
Market Place - St. Petersburg              Eckerd                      Mail Boxes, Etc., Republic, Weight Watchers
Peachland Promenade                     Ace Hardware                   State Farm, Subway, GNC
Regency Square                          TJ Maxx, AMC,                  Pak Mail, Lens Crafter
   at Brandon (3)                    Staples, Marshalls                Famous Footware
Seven Springs                               Kmart                      State Farm, Subway, H & R Block
Terrace Walk (3)                             --                        Olan Mills, Norwest, Cellular Mart
Town Square                                  --                        Baskin Robbins, Coldwell Banker, Hallmark
University Collections                     Eckerd                      Hallmark, Pak Mail, Dockside Imports
Village Center-Tampa               Walgreen's, Stein Mart              Hallmark, Pak Mail, Mens Warehouse

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza                      Walgreen's                    Radio Shack, Baskin Robbins, Dunkin Donuts
Chasewood Plaza (3)                      Walgreen's                    Hallmark, GNC, Supercuts
Chasewood Storage (3)                        --
East Port Plaza                    Walgreen's, Kmart, Sears            H & R Block, Pak Mail, Subway
Martin Downs Village Center(3)          Coastal Care                   Burger King, Hallmark, Barnett Bank
Martin Downs                             Walgreen's                    Mailbox Plus, Allstate, Optical Outlet
   Village Shop (3)(6)
Ocean Breeze (3)                   Walgreen's, Coastal Care            Mail Boxes, Barnett Bank, World Travel
Ocean East (5)                          Coastal Care                   Mail Boxes, Nations Bank, Ocean Cleaners
Tequesta Shoppes                         Walgreen's                    Mail Boxes, Etc., Hallmark, Radio Shack
Town Center at Martin Downs                  --                        Mail Boxes, Health Exchange, Champs Hair
Wellington Market Place            Walgreen's, United Artists          Pak Mail, Subway, Papa John's
Wellington Town Square                     Eckerd                      Mail Boxes, Hallmark, Coldwell Banker

Miami / Ft. Lauderdale
Aventura (3)                           Eckerd, Humana                  Pak Mail, Bank United, City of Aventura
Berkshire Commons                        Walgreen's                    H & R Block, Century 21, Postal Station
Garden Square                              Eckerd                      Subway, GNC, Hair Cuttery
North Miami (3)                            Eckerd
Palm Trails Plaza                            --                        Mail Boxes, Sal's Pizza, Personnel One
Shoppes @ 104                             Rite Aid                     Mail Boxes Etc., GNC, Pet Superstore
Tamiami Trail                              Eckerd                      Mail Boxes, Etc., Radio Shack, Pizza Hut
University Market Place                      --                        H & R Block, Mail Boxes Etc., Olan Mills
Welleby                                  Walgreen's                    H & R Block, Mail Boxes Plus, Pizza Hut

Subtotal/Weighted
Average(Florida)



GEORGIA

Atlanta
Ashford Place                          Pier 1 Imports                  Baskin Robbin, Mail Boxes Merle Norman
Braelin Village (5)                         Kmart                      Baskin Robbins, Mail Boxes Etc.,
                                                                       Manhattan Bagel
Briarcliff LaVista                      Drug Emporium                  Supercuts, Trust Company Bank
Briarcliff Village (6)             Eckerd, TJ Maxx, Office Depot       Subway, Hair Cuttery, Famous Footware
Buckhead Court                               --                        Hallmark, Bellsouth Mobility
                                                                       Outback Steakhouse
Cambridge Square                             --                        Papa John's, AAA Mail & Pkg., Wachovia
Cromwell Square                           CVS Drug                     First Union, Bellsouth Mobility
                                     Haverty's Furniture               Hancock Fabrics
Cumming 400                               Big Lots                     Pizza Hut, Hair Cuttery, Autozone
Delk Spectrum (3)(5)                         --                        Mail Boxes, Etc., GNC, Wolf Camera
Dunwoody Hall                              Eckerd                      Texaco, Blimpie, Nations Bank
Dunwoody Village (5)                         --                        Federal Express, Jiffy Lube, Hallmark
Loehmann's Plaza                     Eckerd, Loehmann's                Mail Boxes, Etc., GNC, H & R Block
Lovejoy Station                              --                        State Farm, Pizza Hut, Supercuts
Memorial Bend                              TJ Maxx                     Pizza Hut, GNC, H & R Block
Orchard Square                            CVS Drug                     Mail Boxes Unlimited, State Farm, Remax
Paces Ferry Plaza                            --                        Chapter 11 Bookstore, Banksouth
                                                                       Sherwin Williams
Powers Ferry Square                    Drugs for Less                  Domino's Pizza, Dunkin Donuts, Supercuts
Powers Ferry Village                      CVS Drug                     Mail Boxes, Etc., Southtrust Bank, Blimpies
Rivermont Station                         CVS Drug                     Pak Mail, GNC, Wolf Camera
Roswell Village (6)                 Eckerd, Ace Hardware               Hallmark, Pizza Hut, Scholtzyky's
Russell Ridge                                --                        Pizza Hut, Pak Mail, Hallmark
Sandy Plains Village                    Ace Hardware                   H & R Block, Mail Boxes Etc., Subway
Sandy Springs  Village                       --                        Air Touch
Trowbridge Crossing (5)                      --                        Domino's, Postal Services, Hair Cuttery

Other Markets
Evans Crossing                               --                        Subway, Hair Cuttery, Dollar Tree
LaGrangeMarketplace(3)                     Eckerd                      Lee's Nails, It's Fashions, One Price Clothing
Parkway Station (5)                          --                        H & R Block, Pizza Hut, Olan Mills


Subtotal/Weighted
Average(Georgia)



OHIO

Cincinnati
Beckett Commons                              --                        Mail Boxes, Etc., Subway, Taco Bell
Cherry Grove                          CVS Drug, TJ Maxx                GNC, Hallmark, Sally Beauty Supply
                                       Hancock Fabrics
Hamilton Meadows                            Kmart                      Radio Shack, H&R Block, GNC
Hyde Park Plaza (5)                 Walgreen's, Micheals               Radio Shack, H&R Block, Hallmark
                                  Barnes & Noble, Old Navy
Shoppes at Mason                             --                        Pizza Hut, GNC, Great Clips
Silverlake                                   --                        Radio Shack, H&R Block, Great Clips
Westchester Plaza                            --                        Pizza Hut, Subway, GNC

Columbus
East Pointe                                  --                        Mail Boxes, Etc., Hallmark, Liberty Mutual
Kingsdale (3)(6)                     Stein Mart, Limited               Hallmark, Sherwin Williams
                                        S&K Menswear                   Famous Footware
North Gate/(Maxtown)                         --                        Domino's Pizza, GNC, Great Clips
Park Place                                   --                        Mail Boxes, Etc., Domino's, Subway
Windmiller Plaza                       Sears Hardware                  Radio Shack, Sears Optical, Great Clips
Worthington                               CVS Drug                     Little Caesar's, Hallmark, Radio Shack


Subtotal/Weighted
Average(Ohio)




NORTH CAROLINA

Asheville
Oakley Plaza                       CVS Drug, Western Auto              Little Caesar's, Subway
                                       Baby Superstore                 Life Uniform

Charlotte
Carmel Commons                       Eckerd, Piece Goods               Little Caesar's, Radio Shack, Blimpies
City View                          VS Drug, Public Library             Little Caesar's, Bellsouth, Willie's
Union Square                              CVS Drug                     Mail Boxes, Etc., Subway, TCBY
                                    Consolidated Theatres

Raleigh / Durham
Bent Tree Plaza                                                        Pizza Hut, Manhattan Bagel, Parcel Plus
Garner Town Square                United Artists, Office Max           Sears Optical, Friedman's Jewelers
                                          Petsmart                     H & R Block
Glenwood Village                             --                        Domino's Pizza, Threadbenders II
Lake Pine Plaza                              --                        H & R Block, GNC, Great Clips
Maynard Crossing                             --                        Mail Boxes, Etc., GNC, Hallmark
Southpoint Crossing (7)                      --                        Wolf Camera, GNC, Manhattan Bagel
Woodcroft                            Eckerd, True Value                Domino's Pizza, Subway, Allstate

Winston-Salem
Kernersville Marketplace                     --                        Mail Boxes, Little Caesar's, Great Clips


Subtotal/Weighted
Average(North Carolina)

ALABAMA

Birmingham
Villages of Trussville (3)                CVS Drug                     Head Start, Cellular One, Mattress Max
West County Marketplace (3)            Harco, Wal-Mart                 Domino's Pizza, GNC, Cato Plus

Montgomery
Country Club (3)                          Rite Aid                     Radio Shack, Subway, Beltone

Other Markets
Bonner's Point (3)                        Wal-Mart                     Subway, Domino's Pizza, It's Fashion
Marketplace -                             Wal-Mart                     Domino's Pizza, Subway, Hallmark
   Alexander City (3)


Subtotal/Weighted
Average(Alabama)



COLORADO

Colorado Springs
Cheyenne Meadows (5)                         --                        Hallmark, Nail Center, Cost Cutters
Jackson Creek  (6)(7)                        --                        Cost Cutters, Polo Cleaners
Woodman Plaza (6)(7)                         --                        Cost Cutters

Denver
Lloyd King Center (5)                        --                        GNC, Cost Cutters, Hollywood Video
Stroh Ranch (6)(7)                           --                        Cost Cutters, Post Net, Dry Clean Station


Subtotal/Weighted
Average(Colorado)




TEXAS

Dallas
Bethany Lake (5)(6)                          --                        Boss Cleaners, Mr. Parcel, Fantastic Sams
Creekside (5)                                --                        Hollywood Video, CICI's,Fantastic Sams
Preston Brook - Frisco (5)(6)                --                        Coldwell Banker
Shiloh Springs (7)                           --                        GNC, Great Clips, Cardsmart
Village Center - Southlake (5)               --                        Radio Shack, Papa Johns, Smoothie King


Subtotal/Weighted
Average(Texas)



TENNESSEE

Nashville
Harpeth Village (5)                          --                        Mail Boxes, Etc., Heritage Cleaners, Cat's
Marketplace -                            Office Max                    Shoe Carnival
   Murphreesburo (5)
Nashboro Village (7)                         --                        Hallmark, Fantastic Sams, Cellular
Peartree Village                     Eckerd, Office Max                Hollywood Video, AAA Auto, Royal Thai


Subtotal/Weighted
Average(Tennessee)



VIRGINIA
Brookville Plaza                             --                        H&R Block, House of Frames, Jenny Craig
Statler Square                       CVS Drugs, Staples                Hallmark, H & R Block, Hair Cuttery


Subtotal/Weighted
Average(Virginia)



MISSISSIPPI
Columbia Marketplace(3)                   Wal-Mart                     GNC, Radio Shack, Cato
Lucedale Marketplace(3)                  Wal-Mart(4)                   Subway, First Family Financial, Byrd's Cleaners


Subtotal/Weighted
Average(Mississippi)



MICHIGAN
Lakeshore                                 Rite Aid                     Hallmark, Subway, Baskin Robins
Waterford                                    --


Subtotal/Weighted
Average(Michigan)



SOUTH CAROLINA
Merchants Village                            --                        Mail Boxes, Hollywood Video, Hallmark
Queensborough (5)                            --                        Mail Boxes, Etc., Supercuts, Pizza Hut


Subtotal/Weighted
Average(South Carolina)


DELAWARE
Pike Creek                             Eckerd, K-mart                  Radio Shack, H & R Block, TCBY


KENTUCKY
Franklin Square                      Rite Aid, JC Penney               Mail Boxes, Baskin Robbins, Kay Jewelers


ILLINOIS
Hinsdale Lake Commons                   Ace Hardware                   Hallmark, McDonalds, Fannie Mae


MISSOURI
St. Ann Square                            Vic Tanny                    Great Clips, US Navy, US Marines


Total Weighted Average




-------------------------------------------------------

(1)  Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 94.6% for Partnership shopping centers and 94.0% for Company shopping centers.
(3)  Company-owned property not owned by the the Partnership.
(4)  Tenant owns its own building.
(5)  Owned by a partnership with outside investors in which the Partnership
     (or the Company in the case of a property referred to in note (3) above) or an affiliate is the general partner.
(6)  Property under development or redevelopment.
(7) Owned by a joint venture in which the Partnership owns less than a 100% interest.

Item 3.  Legal Proceedings

The Partnership is, from time to time, a party to legal proceedings which arise in the ordinary course of its business. The Partnership is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Partnership, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for partnership unit vote during the fourth quarter of 1998.

                                     PART Il

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

There is no established public trading market for the units of partnership interest in the Partnership ("Units"), and Units may be transferred only with the consent of the general partner as provided in the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of December 31, 1998, Regency was the only holder of Class B Units, and there were approximately 70 holders of record in the aggregate of Original Limited Partnership Units (including Class A Units), Class 2 Units and Series A Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership's knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Each outstanding Unit other than Class B Units and Series A Preferred Units may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency's election.

The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series A Preferred Units on each March 31, June 30, September 30 and December 31 in a distribution amount equal to 8.125% of the original capital contribution per Series A Preferred Unit. Subject to the prior right of the holders of Series A Preferred Units to receive all distributions accumulated on such Units in full, at the time of each distribution to holders of common stock of Regency, distributions of Available Cash will then be made to the holders of Class A Units, first, and to the holders of Class 2 Units, second, in an amount per Unit identical to the amount that is distributed with respect to each share of common stock. The Partnership Agreement provides that all remaining Available Cash will be distributed to the General Partner.

Regency's common stock is traded on the New York Stock Exchange under the symbol "REG". The following table sets forth the high and low prices and the cash dividends declared on Regency's common stock by quarter for 1998 and 1997. All amounts are in thousands except per share data. Quarterly distributions to limited partners (other than holders of Series A Preferred Units) have been declared and paid at the same rate as the Regency cash dividends since Regency or its affiliate has been the general partner of the Partnership.

                                                   1998                                      1997
                                  -------------------------------------      -----------------------------------
                                                                Cash                                      Cash
                                      High          Low       Dividends         High          Low       Dividends
                                      Price        Price      Declared          Price        Price      Declared
                                      -----        -----      ---------         -----        -----      ---------

         March 31                 $   27.812       24.750           .44         28.000       25.000           .42
         June 30                      26.687       24.062           .44         28.125       24.875           .42
         September 30                 26.500       20.500           .44         28.250       24.875           .42
         December 31                  23.437       20.250           .44         28.000       24.250           .42


The Partnership intends to pay regular quarterly distributions to its Unit holders in an amount per Unit identical to the amount distributed to each share of Regency common stock. Future distributions will be declared and paid at the discretion of Regency's Board of Directors, and will depend upon cash generated by operating activities, the Partnership's financial condition, capital requirements, Regency's annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. The Partnership anticipates that for the foreseeable future cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Partnership. In order to maintain its qualification as a REIT, Regency must make annual distributions to shareholders of at least 95% of its taxable income. Under certain circumstances, which management does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements.

Under the loan agreement with the lenders of the Partnership's line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described under Item 7., Management's Discussion and Analysis. Also in the event of any monetary default, Regency will not make distributions to shareholders and limited partners.

The following describes the registrant's sales of unregistered securities during the periods covered by this report, each sold in reliance on Rule 506 of the Securities Act.

In November 1998, the Partnership acquired Park Place shopping center in exchange for 79,466 Class 2 Units valued at $26 per Unit plus the assumption of debt secured by Park Place.

On June 29, 1998, the Partnership issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to Belair Capital Fund LLC in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of Regency at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of Regency.

During 1998, the Partnership acquired 32 shopping centers from various entities comprising the Midland Group ("Midland"). The Partnership's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. As part of the acquisition of Midland, the Partnership issued 425,982 Class 2
Units to the Midland principals. In addition, during 1999 and 2000, the Partnership may pay contingent consideration of up to an estimated $23 million, through the issuance of Units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than Units. The acquisition of Midland is discussed further in note 2, Acquisitions of Shopping Centers, of the notes to the 1998 consolidated financial statements.

The Partnership acquired 34 shopping centers during 1997 (the "1997 Acquisitions") for approximately $377.8 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1998, the Partnership issued 721,997 additional Class A Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. The Partnership expects to issue the remaining contingent consideration, 298,064 Units, during 1999. The acquisition of Branch is discussed further in note 2, Acquisitions of Shopping Centers, of the notes to the 1998 consolidated financial statements.

Item 6.  Selected Consolidated Financial Data
(in thousands, except per share data and number of properties)

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1998, for the Partnership. This information should be read in conjunction with the financial statements of the Partnership
(including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.

                                                             1998            1997           1996            1995            1994
                                                             ----            ----           ----            ----            ----
Operating Data:
Revenues:
  Rental revenues                                       $   108,586         69,748         24,899          14,362          10,209

  Management, leasing and
    brokerage fees                                           11,863          8,448
                                                                                            3,444           2,426           2,332
  Equity in income of investments
    in real estate partnerships
                                                                946             33             70               4              17
                                                         ----------       --------       --------        --------        --------
      Total revenues                                        121,395         78,229         28,413          16,792           2,558
                                                         ----------       --------       --------        --------        --------

Operating expenses:
  Operating, maintenance and
    real estate taxes                                        25,078         17,755          7,211           4,130           3,279
  General and administrative                                 15,064          9,964          6,049           4,895           4,531
  Depreciation and amortization                              20,652         12,401          4,345           2,573           1,895
                                                         ----------       --------       --------        --------        --------
      Total operating expenses                               60,794         40,120         17,605          11,598           9,705
                                                         ----------       --------       --------        --------        --------

Interest expense, net of income                              21,564         13,827          5,866           4,398           2,276
                                                         ----------       --------       --------        --------        --------

      Income before minority interests
        and sale of real estate investments                  39,037         24,282          4,942             796             577
Gain on sale of real estate investments                      10,726            451              -               -               -
                                                         ----------       --------       --------        --------        --------

      Income before minority interests                       49,763         24,733          4,942             796             577

Minority interest                                              (464)          (505)             -               -               -
                                                         ----------       --------       --------        --------        --------
      Net income                                             49,299         24,228          4,942             796             577
Preferred unit distributions                                 (3,359)             -              -               -               -
                                                         ----------       --------       --------        --------        --------
      Net income for common unitholders                 $    45,940         24,228          4,942             796             577
                                                         ========================================================================

Income per common unit:
      Basic                                             $      1.62           1.20           0.19            0.04            0.09
                                                         ========================================================================
      Diluted                                           $      1.58           1.13           0.19            0.04            0.09
                                                         ========================================================================

Other Data:
  Class A, Class 2, and
    Class B Units Outstanding                                25,685         23,335         10,283           6,740           3,867
  Series A Preferred Units Outstanding                        1,600              -              -               -               -
  Partnership owned gross leasable area                      12,358          7,792          3,638           2,019           1,401
  Number of properties (at end of period)                       109             70             28              13               8
  Ratio of earnings to fixed charges                            2.0            2.3            1.7             1.1             1.1

Balance Sheet Data:
  Real estate investments at cost                       $ 1,084,532        679,370        257,066         149,735          92,649
  Total assets                                            1,086,437        683,849        258,184         145,997          90,404
  Total debt                                                480,376        218,337        107,982          55,686          56,998
  Partners' capital                                         574,268        445,547        143,724          85,863          30,385


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within. Amounts are in thousands, except per share data and retail center statistical information.

Organization
------------

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 96% of the outstanding common partnership units ("Units"). Of the 129 properties included in the Company's portfolio at December 31, 1998, 109 properties were owned either fee simple or through partnerships interests by the Partnership. At December 31, 1998, the Company had an investment in real estate, at cost, of approximately $1.3 billion of which $1.1 billion or 86% was owned by the Partnership.

Shopping Center Business
------------------------

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Partner-ship's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                          December 31, 1998                                     December 31, 1997
                                          -----------------                                     -----------------
     Location              # Properties         GLA            % Leased         # Properties         GLA            % Leased
     --------              ------------     ----------         --------         ------------      ----------        --------
   Florida                           36      4,571,617           92.9%                   35        4,111,279          93.5%
   Georgia                           25      2,560,383           92.8%                   24        2,463,180          92.6%
   Ohio                              12      1,527,510           96.8%                    1          374,743          96.1%
   North Carolina                    12      1,239,783           98.3%                    6          554,332          99.0%
   Texas                              5        479,900           84.7%                    -                -              -
   Colorado                           5        447,569           89.4%                    -                -              -
   Tennessee                          4        295,179           96.8%                    3          208,386          98.5%
   Virginia                           2        197,324           97.7%                    -                -              -
   Michigan                           2        177,929           81.5%                    -                -              -
   South Carolina                     2        162,056          100.0%                    1           79,743          84.3%
   Delaware                           1        232,752           94.8%                    -                -              -
   Kentucky                           1        205,060           95.6%                    -                -              -
   Illinois                           1        178,600           86.9%                    -                -              -
   Missouri                           1         82,498           99.8%                    -                -              -
                          -------------     ----------         -------          -----------        ---------        -------
       Total                        109     12,358,160           93.6%                   70        7,791,663          93.8%
                          =============     ==========         =======          ===========        =========        =======


The Partnership, is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Partnership's current investment markets have continued to offer strong stable economies, and accordingly, the Partnership expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Partnership's shopping centers at December 31, 1998:

            Grocery            Number of          % of          % of Annualized     Avg Remaining
            Anchor              Stores          Total GLA          Base Rent          Lease Term
            ------              ------          ---------          ---------          ----------

          Kroger                  36              17.6%              17.3%              19 yrs
          Publix                  28              10.2%               7.8%              13 yrs
          Winn-Dixie              12               4.8%               4.0%              13 yrs
          Harris Teeter            4               1.5%               2.1%              11 yrs


Acquisition and Development of Shopping Centers
-----------------------------------------------

During 1998, the Partnership acquired 30 shopping centers fee simple for approximately $341.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $370.3 million in 42 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Partnership's ownership interest is 50% or less. The Partnership's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. The Partnership expects to acquire all of the interests in two of the JV Properties for approximately $20.3 million during 1999 which will increase its total investment in the Midland properties to $256.9 million. In addition, during 1999 and 2000, the Partnership may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

The Partnership acquired 34 shopping centers during 1997 (the "1997 Acquisi-tions") for approximately $377.8 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1998, the Partnership issued 721,997 additional Class A Units valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. The Partnership expects to issue the remaining contingent consideration, 298,064 Class A Units, during 1999.

Results from Operations
-----------------------

Comparison of 1998 to 1997

Revenues increased $43.2 million or 55% to $121.4 million in 1998. The increase was due primarily to the 1998 and 1997 Acquisitions. At December 31, 1998, the real estate portfolio contained approximately 12.4 million SF, and was 93.6% leased. Minimum rent increased $31.3 million or 56%, and recoveries from tenants increased $6.9 million or 53%. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $11.9 million in 1998 compared to $8.4 million in 1997, the increase due primarily to increased brokerage fees and increased activity in construction and development for third parties. During 1998, the Partnership sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $20.6 million or 52% to $60.8 million in 1998. Combined operating and maintenance, and real estate taxes increased $7.3 million or 41% during 1998 to $25.1 million. The increases are due to the 1998 and 1997 Acquisitions. General and administrative expenses increased 51% during 1998 to $15.1 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1998 and 1997, as well as, the shopping centers the Partnership began managing for third parties during 1998 and 1997. Depreciation and amortization increased $8.3 million during 1998 or 67% primarily due to the 1998 and 1997 Acquisitions.

Interest expense increased to $23.5 million in 1998 from $14.8 million in 1997 or 59% due to increased average outstanding loan balances related to the financing of the 1998 and 1997 Acquisitions on the Line and the assumption of debt. Weighted average interest rates increased 0.1% during 1998. See further discussion under Acquisition and Development of Shopping Centers and Liquidity and Capital Resources.

Net income for common unit holders was $45.9 million in 1998 vs. $24.2 million in 1997, a $21.7 million or 90% increase for the reasons previously described. Diluted earnings per unit in 1998 was $1.58 vs. $1.13 in 1997 due to the increase in net income combined with the dilutive impact from the increase in weighted average common units and equivalents of 8.6 million primarily due to the acquisition of Branch and Midland. (see notes 2, 6 and 7, to the 1998 consolidated financial statements for related discussions).

Comparison of 1997 to 1996

Revenues increased $49.8 million or 175% to $78.2 million in 1997. The increase was due primarily to the 1997 Acquisitions and properties acquired in 1996, ("1996 Acquisitions"). At December 31, 1997, the real estate portfolio contained approximately 7.8 million SF, and was 93.8%. Minimum rent increased $35.1 million or 171%, and recoveries from tenants increased $8.8 million or 206%. Revenues from property management, leasing, brokerage, and development services provided on properties not owned by the Partnership were $8.4 million in 1997 compared to $3.4 million in 1996, the increase due to fees earned from third property management and leasing contracts acquired as part of the acquisition of Branch.

Operating expenses increased $22.5 million or 128% to $40.1 million in 1997. Combined operating and maintenance, and real estate taxes increased $10.5 million or 146% during 1997 to $17.8 million. The increases are due to the 1997 and 1996 Acquisitions. General and administrative expense increased 64.7% during 1997 to $10.0 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1996 and 1997, as well as, the shopping centers that the Partnership began managing for third parties during 1997. Depreciation and amortization increased $8.1 million during 1997 or 185% primarily due to the 1997 and 1996 Acquisitions.

Interest expense increased to $14.8 million in 1997 from $6.5 million in 1996 or 128% due primarily to increased average outstanding loan balances related to the financing of the 1997 and 1996 Acquisitions on the Line and the assumption of debt. Weighted average interest rates decreased 0.2% during 1997. See further discussion under Acquisition and Development of Shopping Centers andLiquidity and Capital Resources.

Net income for common unitholders was $24.2 million in 1997 vs. $4.9 million in 1996, a $19.3 million or 390% increase for the reasons previously described. Diluted earnings per unit in 1997 was $1.13 vs. $0.19 in 1996, due to the increase in net income combined with the dilutive impact from the increase in weighted average common units and equivalents of 11.7 million primarily due to the Acquisition of the Branch Properties.

Funds from Operations

The Partnership considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and after adjustments for unconsolidated investments in real estate partnerships and joint ventures, to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

FFO increased by 50% from 1997 to 1998 as a result of the activity discussed above under "Results of Operations". FFO for the periods ended December 31, 1998, 1997 and 1996 are summarized in the following table (in thousands):

                                                           1998         1997          1996
                                                           ----         ----          ----

Net income for common stockholders                    $   45,940       24,228         4,942
Add (subtract):
  Real estate depreciation and amortization               20,135       11,769         4,335
  Gain on sale of operating property                      (9,824)        (451)            -
                                                       ---------    ---------     ---------
Funds from operations                                 $   56,251       35,546         9,277
                                                       =========    =========     =========

Cash flow provided by (used in):
  Operating activities                                $   51,804       31,376         8,042
  Investing activities                                  (235,679)    (154,006)     (107,261)
  Financing activities                                   185,769      130,805       104,453


Liquidity and Capital Resources
-------------------------------

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $50.8 million and $31.4 million for the years ended December 31, 1998 and 1997, respectively. The Partnership incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $6.9 million and $4.1 million, during 1998 and 1997, respectively. The Partnership paid scheduled principal payments of $3.1 million and $2.1 million during 1998 and 1997, respectively. The Partnership paid distributions of $5.3 million and $1.9 million, during 1998 and 1997, respectively, to its Class A, Class 2 and Series A Preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $235.7 million and $154.0 million, during 1998 and 1997, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $185.8 million and $130.8 million during 1998 and 1997, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1998, and the proceeds from Regency's common stock offering in 1997, further discussed below. At December 31, 1998, the Partnership had 12 shopping centers under construction or undergoing major renovations, with costs to date of $103.5 million. Total committed costs necessary to complete the properties under development is estimated to be $47.4 million and will be expended through 1999.

The Partnership's outstanding debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                     1998            1997
                                                     ----            ----
  Notes Payable:
   Fixed rate mortgage loans                     $  230,398         139,365
   Variable rate mortgage loans                      11,051          30,841
   Fixed rate unsecured loans                       121,296               -
                                                  ---------       ---------
      Total notes payable                           362,745         170,206
  Acquisition and development line of credit        117,631          48,131
                                                  ---------       ---------
      Total                                      $  480,376         218,337
                                                  =========       =========

The weighted average interest rate on total debt at December 31, 1998 and 1997 was 7.63% and 7.88%, respectively. The Partnership's debt is typically cross-defaulted, but not cross-collateralized, and includes usual and customary affirmative and negative covenants.

The Partnership is a party to a credit agreement dated as of March 27, 1998, providing for an unsecured line of credit (the "Line") from a group of lenders currently consisting of Wells Fargo, First Union, Wachovia Bank, NationsBank, AmSouth Bank, Commerzbank AG, PNC Bank, and Star Bank. This credit agreement provides for a $300 million commitment, and incorporates a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in March 2001, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% at 12-31-98), which is dependent on the Company's investment grade rating. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Company, including the Partnership, is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) main-tenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

On February 26, 1999, the Partnership entered into an agreement with various banks that provide the Line to increase the unsecured commitment amount to $635 million.

On June 29, 1998, the Partnership issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor, Belair Capital Fund, LLC, in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

On July 17, 1998 the Partnership completed a $100 million offering of seven year term notes at an effective interest rate of 7.17%. The Notes were priced at
162.5 basis points over the current yield for seven year US Treasury Bonds. The net proceeds of the offering were used to reduce the balance of the Line.

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

During 1998, the Partnership assumed mortgage loans with a fair value of $124.4 million related to the acquisition of shopping centers, which includes debt premiums of $12.3 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

As of December 31, 1998, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):


                                       Scheduled
                                       Principal      Term Loan         Total
    Scheduled Payments by Year         Payments       Maturities       Payments
    --------------------------         ---------      ----------       --------

    1999                               $  3,639          13,440          17,079
    2000                                  3,851         123,674         127,525
    2001                                  3,751          41,928          45,679
    2002                                  3,098          35,951          39,049
    2003                                  2,914          13,291          16,205
    Beyond 5 Years                       17,812         206,606         224,418
    Net unamortized debt payments             -          10,421          10,421
                                        -------        --------        --------
       Total                           $ 35,065         445,311         480,376
                                        =======         =======         =======

Unconsolidated partnerships and joint ventures had mortgage loans payable of $76.7 million at December 31, 1998, and the Company's proportionate share of these loans was $34.4 million.

The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distribu-tions have exceeded taxable income, no provision for federal income taxes has been made. While the Company intends to continue to pay dividends to its stock-holders, the Company and the Partnership will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of the real estate portfolio, while still maintaining the Company's qualification as a REIT.

The Partnership's real estate portfolio has grown substantially during 1998 as a result of the acquisitions and development discussed above. The Partnership intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. The Partnership expects to repay the Line from time to time from additional public and private equity and debt offerings through both the Company and the Partnership, such as those completed during 1997 and 1998. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Partnership's capital resources currently available for liquidity requirements. The Partnership expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Pacific Retail Trust Merger
---------------------------

On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provides for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The Stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific shareholders in exchange for their outstanding common and preferred shares, and units. The total cost to acquire Pacific is expected to be $1.157 billion based on the value of Regency shares issued including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price is $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The properties acquired from Pacific will be contributed by Regency into the Partnership in exchange for additional partnership Units. The merger will be accounted for as a purchase with the Company as the acquiring entity.

New Accounting Standards and Accounting Changes
-----------------------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership does not believe FAS 133 will materially effect its financial statements. i.

Environmental Matters
---------------------

The Partnership like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Company has approximately 31 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company or the Partnership due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company or Partnership.

Inflation
---------

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

Year 2000 System Compliance
---------------------------

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

The Partnership's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants and financial institutions. Total costs incurred to date associated with the Year 2000 compliance project have been reflected in the Partnership's income statement throughout 1998 and 1997, and were approximately $250,000.

The Partnership's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We are currently testing these systems, and expect to complete the testing phase by June 30, 1999. Based on initial testing, Management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

An assessment of the Partnership's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. While we have not yet begun renovations, Management believes that the cost of upgrading these systems will not exceed $500,000. It is anticipated that the renovation and testing phases will be complete by June 30, 1999, and the Partnership expects to be compliant upon completion of these phases.

The Partnership has surveyed its major tenants and financial institutions to determine the extent to which the Partnership is vulnerable to third parties' failure to resolve their Year 2000 issues. The Partnership will be able to more adequately assess its third party risk when responses are received from the majority of the entities contacted.

Management believes its planning efforts are adequate to address the Year 2000 Issue and that its risk factors are primarily those that it cannot directly control, including the readiness of its major tenants and financial institutions. Failure on the part of these entities to become Year 2000 compliant could result in disruption in the Partnership's cash receipt and disbursement functions. There can be no guarantee, however, that the systems of unrelated entities upon which the Partnership's operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

The Partnership's does not have a formal contingency plan or a timetable for implementing one. Contingency plans will be established, if they are deemed necessary, after the Partnership has adequately assessed the impact on operations should third parties fail to properly respond to their Year 2000 issues.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk


Market Risk
-----------

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has no plans to enter into derivative or interest rate transactions for speculative purposes, and at December 31, 1998, the Partnership did not have any borrowings hedged with derivative financial instruments.

The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands) based upon contractual terms, weighted average interest rates of debt remaining, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                       Fair
                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----

Fixed rate debt                      $14,972      9,761     36,867      39,049     16,205     224,418     341,273    351,694
Average interest rate for all debt     7.93%      7.87%      7.87%       7.82%      7.70%       7.62%           -          -

Variable rate LIBOR debt             $ 2,107    117,763      8,813           -          -           -     128,682    128,682
Average interest rate for all debt     6.16%      6.16%      6.55%           -          -           -           -          -


As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Item 8.   Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 14(a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


The Partnership is managed by Regency, its general partner. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year. The following table provides information concerning the executive officers of Regency.

Executive Officer                          Positions with the Company
    (Age)                     Principal Occupations During the Past Five Years
    -----                     ------------------------------------------------

Martin E. Stein, Jr.          Chairman,  Chief Executive Officer, and Director
     (age 46)                 of the Company since its initial  public  offering
                              in October 1993; previously President of the Company's predecessor real estate division since
                              1976.

Mary Lou Rogers               President and Chief  Operating  Officer since
    (age 47)                  January, 1999 and Director of the Company since
                              March, 1997; Managing Director - Security Capital
                              U.S. Realty Strategic Group From March 1997 to
                              January 1999; Senior Vice President and Director of Stores, New England - Macy's East/Federated
                              Department Stores from 1994 to March 1997; various retailing positions since joining Macy's in 1977, including Senior Vice President for Federated's
                              Burdines Division and Henri Bendel.

James G. Buis                 Managing  Director - Southwestern  U.S.  Invest-
    (age 54)                  ments of the Company since February 1999; Managing
                              Director - Pacific  Retail Trust from October,
                              1995 to February 1999; Executive Vice President -
                              Madison Property Corporation from 1993 to October,
                              1995; Executive Vice President - Rosewood Property
                              Company from 1989 to 1993; Retail Partner -
                              Lincoln Property Company from 1979 to 1989.

John S. Delatour              Managing Director - Western U.S. Operations of the
    (age 40)                  Company since February, 1999; Managing Director -
                              Pacific Retail Trust from June, 1996 to February
                              1999; Senior Vice President - Lincoln Property
                              Company from 1983 to June, 1996.

Robert C. Gillander           Managing Director - Eastern U.S. Investments of
    (age 45)                  the Company since its initial public offering in
                              October 1993, and Vice President of the Company's predecessor real estate division since 1978.

Bruce M. Johnson              Managing Director and Chief Financial Officer of
    (age 51)                  the Company since its initial public offering in
                              October 1993, and Executive Vice President of the
                              Company's predecessor real estate division since
                              1979.

Brian M. Smith                Managing Director - Pacific Investments of the
    (age 44)                  Company since February, 1999; Managing Director -
                              Pacific Retail Trust from  February, 1997 to
                              February 1999; Senior Vice President - Lowe
                              Enterprises, Inc. from 1994 to February 1997;
                              Managing Director - Trammell Crow Company from 1983 to 1994.

James D. Thompson             Managing Director - Eastern Operations of the
    (age 42)                  Company since its initial public offering in
                              October 1993, and Vice President of the Company's predecessor real estate division since 1981.

Lee S. Wielansky              Managing Director - Investments and Director of
    (age 48)                  the Company since March 1998; President and Chief
                              Executive Officer - Midland Development Group from 1983 to March 1998.


Item 11.   Executive Compensation

The Partnership is managed by Regency, its general partner. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owner and Management

Information known to the Partnership with respect to beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 5% of the outstanding Class B Units as of March 10, 1999 is as follows

                      NO. OF UNITS                   BENEFICIALLY
CLASS                 BENEFICIAL OWNER                   OWNED        % OF CLASS
--------------------------------------------------------------------------------
Class B Units      Regency Realty Corporation         56,789,000         100%
                   121 W. Forsyth St., Suite 200
                   Jacksonville, Florida 32202

The Partnership has no directors or executive officers and is managed by Regency as the general partner of the Partnership. Other than Lee S. Wielansky, no director or executive officer of Regency personally owns any Units of the Partnership as of March 10, 1999.

Information concerning the beneficial ownership of shares of common stock of Regency by its directors and executive officers, as well as by persons believed to be the beneficial owner of more than 5% of Regency's outstanding common stock, is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

The Partnership is managed by Regency, its general partner. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

The Partnership's 1998 financial statements and financial statement schedule, together with the report of KPMG LLP dated February 1, 1999, except for Note 12 as to which the date is March 1, 1999, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K:

         None

     (c)  Exhibits:

     3.1 Second Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., dated as of March 5, 1998 (incorporated by reference to Exhibit 10(a) to Regency Realty Corporation's Current Report on Form 8-K/A filed March 19, 1998)

     3.2 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership relating to 8.125% Series A Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit
               3.2 to the Registration Statement on Form 10 of Regency Centers, L.P.)

     4.1 Amended and Restated Redemption Agreement dated as of March 5, 1998 by and among Regency Centers, L.P., Regency Realty Corpora-tion and the limited partners party thereto (incorporated by reference to Exhibit 10(c) to Regency Realty Corporation's Current Report on form 8-K/A filed March 19, 1998)

     10.1 Amended and Restated Credit Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower", Regency Realty corporation, a Florida Corporation (the Parent"), each of the financial institutions, initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided (filed as an exhibit to Regency Realty Corporation's Form 10-K filed March 15, 1999 and incorporated herein by reference)

     10.2 Assignment and Acceptance Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., Regency Realty Corporation and Wells Fargo Bank, National Association, as Agent (filed as an exhibit to Regency Realty Corporation's Form 10-K filed March 15, 1999 and incorporated herein by reference)

     10.3 Indenture dated as of July 20, 1998 among Regency Centers, L.P., the Guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 of Regency Centers, L.P.)

     21.1      Subsidiaries of the Registrant

     23.0      Consent of KPMG LLP

     27.1      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGENCY CENTERS, L.P.

                                  By: REGENCY REALTY CORPORATION,
                                      Its General Partner


Date:    March 18, 1999           By:   /s/ Martin E. Stein, Jr.
                                      -----------------------------------------
                                      Martin E Stein, Jr., Chairman of the Board
                                      and Chief Executive Officer

Date:    March 18, 1999           By:   /s/ Bruce M. Johnson
                                      ------------------------------------------
                                      Bruce M. Johnson, Managing Director and
                                      Principal Financial Officer

Date:    March 18, 1999           By:   /s/ J. Christian Leavitt
                                      ------------------------------------------
                                      J. Christian Leavitt, Senior Vice
                                      President, Finance and Principal
                                      Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 18, 1999            /s/ Martin E. Stein, Jr.
                                   ---------------------------------------------
                                   Martin E. Stein, Jr., Chairman of the Board
                                   and Chief Executive Officer

Date:    March 18, 1999            /s/ Mary Lou Rogers
                                   ---------------------------------------------
                                   Mary Lou Rogers, President, Chief Operating
                                   Officer and Director

Date:    March 18, 1999            /s/ Thomas B. Allin
                                   ---------------------------------------------
                                   Thomas B. Allin, Director

Date:    March 18, 1999            /s/ Raymond L. Bank
                                   ---------------------------------------------
                                   Raymond L. Bank, Director

Date:    March 18, 1999            /s/ A. R. Carpenter
                                   ---------------------------------------------
                                   A. R. Carpenter, Director

Date:    March 18, 1999            /s/ Jeffrey A. Cozad
                                   ---------------------------------------------
                                   Jeffrey A. Cozad, Director

Date:    March 18, 1999            /s/ J. Dix Druce, Jr.
                                   ---------------------------------------------
                                   J. Dix Druce, Jr., Director

Date:    March 18, 1999            /s/ John T. Kelley
                                   ---------------------------------------------
                                   John T. Kelley, Director

Date:    March 18, 1999            /s/ Douglas S. Luke
                                   ---------------------------------------------
                                   Douglas S. Luke, Director

Date:    March 18, 1999            /s/ John C. Schweitzer
                                   ---------------------------------------------
                                   John C. Schweitzer, Director

Date:    March 18, 1999            /s/ Lee Wielansky
                                   ---------------------------------------------
                                   Lee Wielansky, Director

Date:    March 18, 1999            /s/ Terry N. Worrell
                                   ---------------------------------------------
                                   Terry N. Worrell, Director

                              REGENCY CENTERS, L.P.

                          INDEX TO FINANCIAL STATEMENTS




Regency Centers, L.P.

  Independent Auditors' Report                                               F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997               F-3
  Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997, and 1996                                      F-4
  Consolidated Statements of Changes in Capital for the years ended
      December 31, 1998, 1997 and 1996                                       F-5
  Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997, and 1996                                      F-6
  Notes to Consolidated Financial Statements                                 F-8


Financial Statement Schedule

  Independent Auditors' Report on Financial Statement Schedule               S-1

  Schedule III - Regency Centers, L.P. Combined Real Estate and
      Accumulated Depreciation - December 31, 1998                           S-2



   All other schedules are omitted because they are not applicable or because information required therein is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


The Unitholders of Regency Centers, L.P. and the Board of Directors of Regency Realty Corporation:


We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.





                                    KPMG LLP





Jacksonville, Florida
February 1, 1999, except for Note 12,
as to which the date is March 1, 1999

                                                                         REGENCY CENTERS, L.P.
                                                                     Consolidated Balance Sheets
                                                                      December  31, 1998 and 1997

                                                                                                1998              1997
                                                                                                ----              ----
Assets
------

Real estate investments, at cost (notes 2, 5 and 9):
     Land                                                                                  $  222,259,131      143,697,274
     Buildings and improvements                                                               795,124,798      501,072,840
     Construction in progress - development for investment                                     15,647,659       13,427,370
     Construction in progress - development for sale                                           20,869,915       20,173,039
                                                                                            -------------    -------------
                                                                                            1,053,901,503      678,370,523
     Less:  accumulated depreciation                                                           36,752,466       22,537,454
                                                                                            -------------    -------------
                                                                                            1,017,149,037      655,833,069

     Investments in real estate partnerships (note 4)                                          30,630,540          999,730
                                                                                            -------------    -------------
          Net real estate investments                                                       1,047,779,577      656,832,799


Cash and cash equivalents                                                                      15,536,926       14,642,429
Tenant receivables, net of allowance for uncollectible accounts of $1,787,686 and $1,162,570 at December 31, 1998
     and 1997, respectively                                                                    13,712,937        7,840,882
Deferred costs, less accumulated amortization of
     $2,350,267 and $1,456,933 at December 31, 1998
     and 1997, respectively                                                                     5,156,289        2,236,170
Other assets                                                                                    4,251,221        2,296,783
                                                                                            -------------    -------------

                                                                                           $1,086,436,950      683,849,063
                                                                                            =============    =============

Liabilities and Partners' Capital
Liabilities:
     Notes payable (note 5)                                                                   362,744,897      170,205,989
     Acquisition and development line of credit (note 5)                                      117,631,185       48,131,185
     Accounts payable and other liabilities                                                    17,596,224       10,607,261
     Tenants' security and escrow deposits                                                      2,638,033        1,880,819
                                                                                            -------------    -------------
                                                                                            -------------    -------------
           Total liabilities                                                                  500,610,339      230,825,254
                                                                                            -------------    -------------


Limited partners' interest in consolidated partnerships                                        11,558,619        7,477,181
                                                                                            -------------    -------------

Partners' Capital (notes, 2, 6, 7 and 8):
  Series A  preferred units, par value $50, 1,600,000 units
     issued and outstanding at December 31, 1998,
     liquidation value of $80 million                                                          78,800,000                -
  General partner; 24,537,723 and 22,789,897 units outstanding
     at December 31, 1998 and 1997, respectively                                              472,748,608      432,229,494
  Limited partners; 1,147,446 and 545,347 units outstanding
     at December 31, 1998 and 1997, respectively                                               22,719,384       13,317,134
                                                                                            -------------    -------------
Commitments and contingencies (notes 9, 10, 12)                                               574,267,992      445,546,628
                                                                                            -------------    -------------

                                                                                           $1,086,436,950      683,849,063
                                                                                            =============    =============


          See accompanying notes to consolidated financial statements.

                                                                    REGENCY CENTERS, L.P.
                                                           Consolidated Statements of Operations
                                                       Years ended December 31, 1998, 1997 and 1996



                                                                             1998                1997              1996
                                                                             ----                ----              ----
Revenues:
     Minimum rent (note 9)                                            $    86,945,086          55,610,184       20,537,939
     Percentage rent                                                        1,652,560           1,078,692           91,233
     Recoveries from tenants                                               19,988,640          13,058,816        4,269,126
     Management, leasing and brokerage fees                                11,862,784           8,447,615        3,444,287
     Equity in income of investments in
        real estate partnerships (note 4)                                     946,271              33,311           69,990

           Total revenues                                                 121,395,341          78,228,618       28,412,575
                                                                       --------------       -------------     ------------

Operating expenses:
     Depreciation and amortization                                         20,652,375          12,401,128        4,344,985
     Operating and maintenance                                             14,875,587          10,950,495        4,528,222
     General and administrative                                            15,064,148           9,963,928        6,048,141
     Real estate taxes                                                     10,202,308           6,803,927        2,683,144
                                                                       --------------       -------------     ------------
           Total operating expenses                                        60,794,418          40,119,478       17,604,492
                                                                       --------------       -------------     ------------

Interest expense (income):
     Interest expense                                                      23,464,311          14,761,774        6,475,909
     Interest income                                                       (1,900,136)           (934,473)        (609,892)
                                                                       --------------       -------------     ------------
           Net interest expense                                            21,564,175          13,827,301        5,866,017
                                                                       --------------       -------------     ------------

           Income before minority interests and gain
             on sale of real estate investments                            39,036,748          24,281,839        4,942,066
                                                                       --------------       -------------     ------------

Gain on sale of real estate investments                                    10,725,975             450,902                -
Minority interest of limited partners                                        (464,098)           (504,957)               -
                                                                       --------------       -------------     ------------

          Net income                                                       49,298,625          24,227,784        4,942,066

Preferred unit distributions                                               (3,358,333)                  -                -
                                                                       --------------       -------------     ------------

           Net income for common unitholders                          $    45,940,292          24,227,784        4,942,066
                                                                       ==============       =============     ============

Net income per common unit (note 7):
           Basic                                                      $          1.62                1.20             0.19
                                                                       ==============       =============     ============

           Diluted                                                    $          1.58                1.13             0.19
                                                                       ==============       =============     ============



          See accompanying notes to consolidated financial statements

                                                             REGENCY CENTERS, L.P.
                                               Consolidated Statements of Changes in Capital
                                               Years Ended December 31, 1998, 1997 and 1996


                                                                 Series A
                                                Predecessor      Preferred          General          Limited          Total
                                                  Equity           Units            Partner         Partners         Capital
                                                  ------           -----            -------         --------         -------

Balance December 31, 1995                    $   85,862,793              -                -                -       85,862,793
Net income                                        4,942,066              -                -                -        4,942,066
Cash contributions from the
  issuance of Regency stock                      63,617,263              -                -                -       63,617,263
Cash distributions for dividends                (16,196,364)             -                -                -      (16,196,364)
Other contributions (distributions), net          5,498,463              -                -                -        5,498,463
                                              -------------    -----------      -----------     ------------     ------------
Balance December 31, 1996                       143,724,221              -                -                -      143,724,221
Reclassification of predecessor equity
  upon formation of the Partnership            (143,724,221)             -      143,724,221                -                -
Net income                                                -              -       22,185,961        2,041,823       24,227,784
Units issued for acquisition
  of real estate                                          -              -       16,227,869       96,380,706      112,608,575
Units issued for cash                                     -              -                -        2,255,140        2,255,140
Cash contributions from the                                                                                                 -
  issuance of Regency stock                               -              -      225,094,980                -      225,094,980
Cash distributions for dividends                          -              -      (35,093,345)      (1,900,288)     (36,993,633)
Other contributions (distributions), net                  -              -      (25,370,439)               -      (25,370,439)
Units exchanged for common
  stock of Regency                                                       -       85,460,247      (85,460,247)               -
                                              -------------    -----------      -----------     ------------     ------------
Balance December 31, 1997                                 -              -      432,229,494       13,317,134      445,546,628
Net income                                                -      3,358,333       44,114,019        1,826,273       49,298,625
Units issued for acquisition
  of real estate                                          -              -                -                -                -
Cash received for issuance of
  preferred units, net                                    -     78,800,000                -                -       78,800,000
Cash contributions from the                                                                                                 -
  issuance of Regency stock/units                         -              -       10,225,529            7,694       10,233,223
Cash distributions for dividends                          -              -      (50,295,345)      (1,891,368)     (52,186,713)
Preferred unit distribution                               -     (3,358,333)               -                -       (3,358,333)
Other contributions (distributions), net                  -              -       10,782,032                -       10,782,032
Units issued for acquisition
  of real estate                                                         -        3,102,555       32,049,975       35,152,530
Units exchanged for common
  stock of Regency                                        -              -       15,940,506      (15,940,506)               -
Reallocation of limited partners interest                 -              -        6,649,818       (6,649,818)               -
Balance December 31, 1998                    $            -     78,800,000      472,748,608       22,719,384      574,267,992
                                              =============    ===========      ===========     ============     ============





          See accompanying notes to consolidated financial statements

                                                               REGENCY CENTERS, L.P.
                                                     Consolidated Statements of Cash Flows
                                                 Years Ended December 31, 1998, 1997 and 1996

                                                                              1998                 1997                 1996
                                                                              ----                 ----                 ----
Cash flows from operating activities:
    Net income                                                          $   49,298,625           24,227,784           4,942,066
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                     20,652,375           12,401,128           4,344,985
          Deferred financing cost and debt premium amortization             (1,152,250)             434,826             227,026
          Stock based compensation                                           2,422,547            2,561,139           2,940,414
          Minority interest of limited partners                                464,098              504,957                   -
          Equity in income of investments in real estate partnerships         (946,271)             (33,311)            (69,990)
          Gain on sale of real estate investments                          (10,725,975)            (450,902)                  -
          Changes in assets and liabilities:
              Tenant receivables                                            (4,245,674)          (4,232,165)         (2,532,102)
              Deferred leasing commissions                                  (2,079,252)            (870,857)           (254,073)
              Other assets                                                  (4,003,247)          (1,701,232)           (644,864)
              Tenants' security deposits                                       484,181              892,917             427,192
              Accounts payable and other liabilities                           635,376           (2,358,114)         (1,338,685)
                                                                         -------------       --------------      --------------
                 Net cash provided by operating activities                  50,804,533           31,376,170           8,041,969
                                                                         -------------       --------------      --------------

Cash flows from investing activities:
     Acquisition, development and improvements of real estate             (236,959,860)        (132,942,830)       (103,251,016)
     Investment in real estate partnerships                                (29,068,392)                   -            (881,309)
     Construction in progress for sale, net of reimbursement                  (696,876)         (23,776,953)         (3,360,206)
     Proceeds from sale of real estate investments                          30,662,197            2,645,229                   -
     Distributions received from real estate partnership investments           383,853               68,688             231,581
                                                                         -------------       --------------      --------------
                 Net cash used in investing activities                    (235,679,078)        (154,005,866)       (107,260,950)
                                                                         -------------       --------------      --------------

Cash flows from financing activities:
     Cash contributions from the issuance of Regency stock
          and Partnership units                                             10,233,223          227,350,120          63,617,263
     Contributions from limited partners in consolidated partnerships        4,289,995                    -                   -
     Distributions to preferred unitholders                                 (3,358,333)                   -                   -
     Cash distributions for dividends                                      (52,186,713)         (36,993,633)        (16,196,364)
     Other contributions (distributions), net                               10,782,032          (25,370,439)          5,498,463
     Net proceeds from issuance of Series A  preferred units                78,800,000                    -                   -
     Net proceeds from term notes                                           99,758,000                    -                   -
     Proceeds (repayment) of acquisition and development
         line of credit, net                                                69,500,000          (25,570,000)         51,361,382
     Proceeds from mortgage loans payable                                    7,345,000           15,972,920           1,518,331
     Repayment of mortgage loans payable                                   (37,092,341)         (24,015,293)           (583,130)
     Deferred financing costs                                               (2,301,821)            (568,449)           (762,771)
                                                                         -------------       --------------      --------------
                 Net cash provided by financing activities                 185,769,042          130,805,226         104,453,174
                                                                         -------------       --------------      --------------

                 Net increase in cash and cash equivalents                     894,497            8,175,530           5,234,193

Cash and cash equivalents at beginning of the year                          14,642,429            6,466,899           1,232,706
                                                                         -------------       --------------      --------------

Cash and cash equivalents at end of the year                            $   15,536,926           14,642,429           6,466,899
                                                                         =============       ==============      ==============


                                                               REGENCY CENTERS, L.P.
                                                    Consolidated Statements of Cash Flows
                                                Years Ended December 31, 1998, 1997 and 1996
                                                                 -continued-

                                                                              1998                 1997                 1996
                                                                              ----                 ----                 ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
 $3,417,000, $1,896,000 and $381,000 in 1998, 1997
 and 1996, respectively)                                                $   19,841,375           14,395,279           5,999,587
                                                                         =============       ==============      ==============

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed to acquire real estate                         $  124,391,131          142,448,966                   -
                                                                         =============       ==============      ==============

  Limited and general partnership units
     issued to acquire real estate                                      $   35,152,530          112,608,575                   -
                                                                         =============       ==============    ================



          See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998



1.     Summary of Significant Accounting Policies

       (a)  Organization and Principles of Consolidation

            Regency Centers, L.P. (the "Partnership") is the primary entity through which Regency Realty Corporation ("Regency" or "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets. In 1993, Regency was formed for the purpose of managing, leasing, brokering, acquiring, and developing shopping centers. The Partnership also provides management, leasing, brokerage and development services for real estate not owned by Regency (i.e., owned by third parties).

            The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At December 31, 1998, Regency owns approximately 96% of the outstanding common units of the Partnership.

            The Partnership's ownership interests are represented by Units, of which there are (i) Series A Preferred Units, (ii) Original Limited Partnership Units (including Class A Units), all of which were issued in connection with the Branch acquisition, (iii) Class 2 Units, all of which were issued in connection with the Midland and other property acquisitions, and (iv) Class B Units, all of which are owned by Regency. Each outstanding Unit other than Class B Units and Series A Preferred Units is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

            The accompanying consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiaries, and its majority owned or controlled subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

            During 1998, Regency transferred all of the assets and liabilities of a 100% owned shopping center, Hyde Park, to the Partnership in exchange for Class B units. Hyde Park was acquired by Regency on June 6, 1997, and its operations had been included in Regency's financial statements from that date forward. Since the Partnership and Hyde Park are under the common control of Regency, the transfer of Hyde Park has been accounted for at historical cost in a manner similar to a pooling of interests, as if the Partnership had directly acquired Hyde Park on June 6, 1997. Accordingly, the Partnership's financial statements have been restated to include the assets, liabilities, units issued, and results of operations of Hyde Park from the date it was acquired.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


       (b)  Revenues

            The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. Minimum rent has been adjusted to reflect the effects of recognizing rent on a straight line basis.

            Substantially all of the lease agreements contain provisions which provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance (CAM) costs. These additional rents are reflected on the accrual basis. On May 22, 1998, the Emerging Issues Task Force (EITF) reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods". The EITF has stated that lessors should defer recognition of contingent rent that is based on meeting specified targets until those specified targets are met and not ratably throughout the year. The Partnership has previously recognized contingent rent ratably over the year based on the historical trends of its tenants. Although the EITF subsequently reversed its original consensus related to contingent rent, the Partnership has adopted the provisions of Issue 98-9 prospectively and has ceased the recogni-tion of contingent rents until such time as its tenants have achieved their specified target. The effect of the adoption was not material to the financial statements during 1998, since most of the Partnership's tenants had met their specified targets prior to year end and contingent rents were appropriately recognized.

            Management, leasing, brokerage and development fees are recognized as revenue when earned.

       (c)  Real Estate Investments

            Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects owned by the Partnership are capitalized as buildings and improvements except for operating properties acquired. Effective March 19, 1998, the EITF ruled in Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that only internal costs of identifying and acquiring non-operating properties that are directly identifiable with the acquired properties should be capitalized, and that all internal costs associated with identifying and acquiring operating properties should be expensed as incurred. The Partnership had previously capitalized direct costs associated with the acquisition of operating properties as a cost of the real estate. The Partnership has adopted EITF 97-11 effective March 19, 1998. During 1997, the Partnership capitalized approximately $1.5 million of internal costs related to acquiring operating properties. Through the effective date of EITF 97-11, the Partnership has capitalized $855,000 of internal acquisition costs. For the remainder of 1998, the Partnership incurred approximately $1.5 million of internal costs related to acquiring operating properties which was expensed.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998



       (c)  Real Estate Investments (continued)

            Maintenance and repairs which do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. The property cost includes the capitalization of interest expense incurred during construction in accordance with generally accepted accounting principles.

            Depreciation is computed using the straight line method over estimated useful lives up to forty years for buildings and improvements, term of lease for tenant improvements, and five to seven years for furniture and equipment.

       (d)  Income Taxes

            The Partnership is not liable for federal income taxes and each partner reports its allocable share of income and deductions on its respective return; accordingly no provision for income taxes is required in the consolidated financial statements.

            Regency Realty Group, Inc., the Partnership's management company subsidiary ("RRG"), is subject to Federal and State income taxes and files separate tax returns. RRG had taxable income of $1,052,233, $918,763 and $0 for the years ended December 31, 1998,
            1997 and 1996, respectively. RRG incurred Federal and State income tax of $344,833 and $327,021 in 1998 and 1997, respectively, and paid no tax in 1996.

            At December 31, 1998 and 1997, the net book basis of real estate assets exceeds the tax basis by approximately $168.6 million and $25.4 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

       (e)  Deferred Costs

            Deferred costs consist of internal and external commissions associated with leasing the rental property and loan costs incurred in obtaining financing which are limited to initial direct and incremental costs. The net leasing commission balance was $2.5 and $1.1 million at December 31, 1998 and 1997, respectively. The net loan cost balance was $2.6 and $1.1 million at December 31, 1998 and 1997, respectively. Such costs are deferred and amortized over the terms of the respective leases and loans.

       (f)  Earnings Per Unit

            The Partnership applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" to the computation, presentation, and disclosure requirements of earnings per unit. Basic net income per unit is computed based upon the weighted average number of common units outstanding during the year. Diluted net income per unit also includes common unit equivalents for options to purchase additional units and contingently issuable units when dilutive. See note 7 for the calculation of earnings per unit.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


       (g)  Cash and Cash Equivalents

            Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

       (h)  Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (i)  Impairment of Long-Lived Assets

            The Partnership applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

       (j)  Stock Option Plan

            The Company and the Partnership apply the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which allows companies a choice in the method of accounting for stock options. Entities may recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or SFAS No. 123 also permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations states that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company and the Partnership have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (k)  Allocation of Expenses

            All general and administrative expenses incurred by Regency and the Partnership have been paid by the Partnership. All other expenses have been allocated between Regency and the Partnership based upon the direct relationship to the real estate asset for which they were incurred. The Partnership provides property management

                             REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


       (k)  Allocation of Expenses (continuted)


            services for the real estate properties within the Partnership as well as other entities, and earns a fee for these services. Such fees are recorded as management fee revenue for third parties or as a reduction of general and administrative expenses for properties owned by Regency. These fees are charged based on a percentage of total revenues, as defined.


       (l)  Statement of Financial Accounting Standards No. 131

            The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports. The Partnership adopted FAS 131 as disclosed in note 3.

       (m)  Reclassifications

            Certain reclassifications have been made to the 1997 amounts to conform to classifications adopted in 1998.

2.     Acquisitions of Shopping Centers

       During 1998, the Partnership acquired 30 shopping centers fee simple for approximately $341.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $370.3 million in 42 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Partnership's ownership interest is 50% or less. The Partnership's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. The Partnership expects to acquire all of the interests in two of the JV Properties for approximately $20.3 million during 1999 which will increase its total investment in the Midland properties to $256.9 million. In addition, during 1999 and 2000, the Partnership may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units.

       The Partnership acquired 34 shopping centers during 1997 (the "1997 Acquisitions") for approximately $377.8 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1998, the Partnership issued 721,997 additional Class A Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. The Partnership expects to issue the remaining contingent consideration, 298,064 Class A Units, during 1999.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998



2.     Acquisitions of Shopping Centers (continued)

       The operating results of the 1998 and 1997 Acquisitions are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if all 1998 and 1997 Acquisitions had occurred on January 1, 1997. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $134.5 and $120.0 million in 1998 and 1997, respectively. Pro forma net income for common unit-holders would have been $35.6 and $23.7 million in 1998 and 1997, respectively. Pro forma basic net income per common unit would have been $1.21 and $1.17 in 1998 and 1997, respectively. Pro forma diluted net income per common unit would have been $1.18 and $1.10, in 1998 and 1997, respectively. This data does not purport to be indicative of what would have occurred had the Acquisitions been made on January 1, 1997, or of results which may occur in the future.

3.     Segments

       The Partnership was formed, and currently operates, for the purpose of 1) operating and developing Partnership owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Partnership had previously operated four office buildings, all of which have been sold during 1998 and 1997 (Office buildings segment). The Partnership's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Partnership assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations (FFO). The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Partnership considers FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements
                                December 31, 1998


3.     Segments (continued)

       The accounting policies of the segments are the same as those described in note 1. The revenues, FFO, and assets for each of the reportable segments are summarized as follows for the years ended as of December 31, 1998, 1997, and 1996. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

                                                                   1998              1997            1996
                                                                   ----              ----            ----

        Revenues:
        ---------
         Retail segment                                      $  109,000,125       65,096,009        20,469,939
         Service operations segment                              11,862,784        8,447,615         3,444,287
         Office buildings segment                                   532,432        4,684,994         4,498,349
                                                              -------------    -------------      ------------
            Total revenues                                   $  121,395,341       78,228,618        28,412,575
                                                              =============    =============      ============

       Funds from Operations:
       ----------------------
         Retail segment net operating income                 $   84,105,501       49,098,456        14,971,150
         Service operations segment income                       11,862,784        8,447,615         3,444,287
         Office buildings segment net operating income              349,161        2,928,125         2,785,772
         Adjustments to calculate consolidated FFO:
           Interest expense                                     (23,464,311)     (14,761,774)       (6,475,909)
           Interest income                                        1,900,136          934,473           609,892
           Earnings from recurring land sales                       901,853                -                 -
           General and administrative                           (15,064,148)      (9,963,928)       (6,048,140)
           Non-real estate depreciation                            (679,740)        (406,113)          (49,200)
           Minority interests of limited partners                  (464,098)        (504,957)                -
           Minority interests in depreciation
            and amortization                                       (526,018)        (285,280)                -
           Share of joint venture depreciation
            and amortization                                        688,686           59,038            39,626
           Dividends on preferred shares and units               (3,358,333)               -                 -
                                                              -------------    -------------      ------------
             Funds from Operations                               56,251,473       35,545,655         9,277,477
                                                              -------------    -------------      ------------

         Reconciliation to net income for common
           stockholders:
           Real estate related depreciation
            and amortization                                    (19,972,635)     (11,995,015)       (4,295,785)
           Minority interests in depreciation
            and amortization                                        526,018          285,280                 -
           Share of joint venture depreciation
            and amortization                                       (688,686)         (59,038)          (39,626)
           Earnings from property  sales                          9,824,122          450,902                 -
                                                              -------------    -------------      ------------
             Net income available for common
                Unitholders                                  $   45,940,292       24,227,784         4,942,066
                                                              =============    =============      ============

                                                                              As of December 31
                                                                              -----------------
       Assets (in thousands):                                       1998              1997              1996
       ----------------------                                       ----              ----              ----

         Retail segment                                      $    1,026,910          617,402          222,142
         Service operations segment                                  20,870           20,173            1,695
         Office buildings segment                                         -           19,258           21,559
         Cash and other assets                                       38,657           27,016           12,788
                                                              =============    =============      ===========
           Total assets                                      $    1,086,437          683,849          258,184
                                                              =============    =============      ===========


                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998



4.     Investments in Real Estate Partnerships

       The Partnership accounts for all investments in which it owns less than 50% and does not have controlling financial interest, using the equity method. The Partnership's combined investment in these partnerships was $30.6 million and $999,730 at December 31, 1998 and 1997, respectively. Net income is allocated in accordance with each of the partnership agreements.

5.     Notes Payable and Acquisition and Development Line of Credit

       The Partnership's outstanding debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                              1998        1997
                                                              ----        ----
        Notes Payable:
          Fixed rate mortgage loans                        $ 230,398     139,365
          Variable rate mortgage loans                        11,051      30,841
          Fixed rate unsecured loans                         121,296           -
                                                            --------    --------
             Total notes payable                             362,745     170,206
        Acquisition and development line of credit           117,631      48,131
                                                            -------     --------
                         Total                             $ 480,376     218,337
                                                            ========    ========

       The Partnership has an acquisition and development line of credit (the "Line") which provides for a commitment up to $300 million, and incorporates a competitive bid facility of up to $150 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets less the amount of the Partnership's outstanding unsecured liabilities. The Line, which is unsecured, matures in May 2000, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (.875% currently), which is dependent on the Company's investment grade rating. The interest rate on the Line was 6.56% at December 31, 1998. The Company's ratings are currently Baa2 from Moody's Investor Service, BBB from Duff and Phelps, and BBB- from Standard and Poors. The Partnership is required to comply, and is in compliance, with certain financial covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On July 17, 1998 the Partnership completed a $100 million offering of seven year term notes at an effective interest rate of 7.17%. The Notes were priced at 162.5 basis points over the current yield for seven year US Treasury Bonds. The notes are unsecured and mature on July 15, 2005. The net proceeds of the offering were used to repay borrowings under the Line.

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998



5.     Notes Payable and Acquisitions and Development Line of Credit (continue)

       During 1998, the Partnership assumed mortgage loans with a fair value of $124.4 million related to the acquisition of shopping centers, which includes debt premiums of $12.3 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of December 31, 1998, scheduled principal repayments on notes payable and the Line were as follows (in thousands):


                                       Scheduled
                                       Principal      Term Loan         Total
    Scheduled Payments by Year         Payments       Maturities       Payments
    --------------------------         ---------      ----------       --------

    1999                               $  3,639          13,440          17,079
    2000                                  3,851         123,674         127,525
    2001                                  3,751          41,928          45,679
    2002                                  3,098          35,951          39,049
    2003                                  2,914          13,291          16,205
    Beyond 5 Years                       17,812         206,606         224,418
    Net unamortized debt payments             -          10,421          10,421
                                        -------        --------        --------
       Total                           $ 35,065         445,311         480,376
                                        =======         =======         =======


       Unconsolidated partnerships and joint ventures had mortgage loans payable of $76.7 million at December 31, 1998, and the Partnership's proportionate share of these loans was $34.4 million.

       The fair value of the Partnership's notes payable and Line are estimated based on the current rates available to the Partnership for debt of the same remaining maturities. Variable rate notes payable, and the Partnership's Line, are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Notes payable with fixed rates, that have been assumed in connection with acquisitions, are recorded in the accompanying financial statements at fair value. The Partnership considers the carrying value of all other fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Partnership for debt of the same terms.

6.     Regency's Stockholders' Equity and Partners' Capital

       Allocation of profits and losses and distributions to unitholders are made in accordance with the partnership agreement. Distributions to Limited Partners are made in the same amount as the dividends declared and paid on Regency common stock. Distributions to the General Partner are made at the General Partner's discretion.

       The following represent equity transactions initiated by Regency. The proceeds from such transactions are the primary source of capital from which the Partnership acquires and develops new real estate.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



6.     Regency's Stockholders' Equity and Partners' Capital (continued)

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. The Agreement primarily granted SC-USREALTY (i) the right to acquire 7,499,400 shares for approximately $132 million and also participation rights entitling it to purchase additional equity in the Company, at the same price as that offered to other purchasers, each time that the Company sells additional shares of capital stock or options or other rights to acquire capital stock, in order to preserve SC-USREALTY's pro rata ownership position; and (ii) the right to nominate a proportionate number of directors on the Company's Board, rounded down to the nearest whole number, based upon SC-USREALTY's percentage ownership of outstanding common stock (but not to exceed 49% of the Board). SC-USREALTY has acquired all of the 7,499,400 shares related to the Agreement. In connection with the Units and shares of common stock issued in exchange for Branch's assets. SC-USREALTY acquired 1,750,000 shares during August and December, 1997 at $22.125 per share in accordance with their rights as provided for in the Agreement. In connection with the Units and shares of common stock issued for Branch in March 1998, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agree-ment. The acquisition of Branch is discussed further in note 2.

       For a period of at least five years (subject to certain exceptions), SC-USREALTY is precluded from, among other things, (i) acquiring more than 45% of the outstanding common stock on a diluted basis, (ii) transferring shares without the Company's approval in a negotiated transaction that would result in any transferee beneficially owning more than 9.8% of the Company's capital stock, or (iii) acting in concert with any third parties as part of a 13D group. Subject to certain exceptions, SC-USREALTY is required to vote its shares either as recommended by the Board of Directors or proportionately in accordance with the vote of the other stockholders.

       On July 11, 1997, the Company sold 2,415,000 shares to the public at $27.25 per share. In connection with that offering, SC-USREALTY purchased an additional 1,785,000 shares at $27.25 directly from the Company. On August 11, 1997, the Underwriters exercised the over-allotment option and the Company issued an additional 129,800 shares to the public and 95,939 shares to SC-USREALTY at $27.25 per share. Total proceeds from the sale of common stock to the public and SC-USREALTY of approximately $117 million net of offering expenses was used to reduce the balance of the Line.

       In connection with the acquisition of shopping centers, the Partnership has issued Series A and Series 2 Units to limited partners convertible on a one for one basis into shares of common stock of the Company. There are currently 1,361,396 Series A and Series 2 Units outstanding.


       On June 29, 1998, the Partnership issued $80 million of 8.125% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 1.6 million Series A Preferred Units for $50.00 per unit. The Series A Preferred Units, which may be called by the Partnership at par on or after June 25, 2003, have no stated maturity or mandatory redemption, and

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


6.     Regency's Stockholder's Equity and Partners' Capital (continued)

       pay a cumulative, quarterly dividend at an annualized rate of 8.125%. At any time after June 25, 2008, the Series A Preferred Units may be exchanged for shares of 8.125% Series A Cumulative Redeemable
       Preferred Stock of the Partnership at an exchange rate of one share of Series A Preferred Stock for one Series A Preferred Unit. The Series A Preferred Units and Series A Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.


7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the years ended, December 31, 1998, 1997 and 1996 (in thousands except per share data):

                                                                       1998           1997           1996
                                                                       ----           ----           ----
       Basic Earnings Per Unit (EPU) Calculation:
       ------------------------------------------
       Weighted average units outstanding                             24,991         15,891          5,191
                                                                     =======        =======         ======

       Net income for common unitholders                            $ 45,940         24,228          4,942
       Less: dividends paid on Class B common
           Stock                                                       5,378          5,140          3,937
                                                                     -------        -------         ------

       Net income for Basic and Diluted EPU                           40,562         19,088          1,005
                                                                     =======        =======         ======

       Basic EPU                                                    $   1.62           1.20           0.19
                                                                     =======        =======         ======
       Diluted Earnings Per Unit (EPU) Calculation:
       --------------------------------------------
       Weighted average units outstanding for
           Basic EPU                                                  24,991         15,891          5,191
       Incremental units to be issued under
          common stock options using the Treasury
          method                                                          14             80              3
       Contingent units for the acquisition
          of real estate                                                 511            955              -
                                                                     -------        -------         ------
            Total diluted units                                       25,516         16,926          5,194
                                                                     =======        =======         ======

       Diluted EPU                                                  $   1.58           1.13           0.19
                                                                     =======        =======         ======

       The Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of this offering was transferred to an reinvested by the Partnership. Accordingly, payment of such dividends is dependent upon the operations of the Partnership.

8.     Long-Term Stock Incentive Plans

       Regency is committed to contribute to the Partnership all proceeds from the exercise of options or other stock-based awards granted under Regency's Stock Option and Incentive Plan. Regency's ownership in the Partnership will be increased based on the amount of proceeds contributed to the Partnership.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998



8.     Long-Term Stock Incentive Plans (continued)

       In 1993, the Company adopted a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding not to exceed 3.0 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and with respect to officers and other key employees, become fully exercisable after four years from the date of grant, and with respect to directors, become fully exercisable after one year.

       At December 31, 1998, there were approximately 300,000 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $2.22 and $3.26 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 7.5%, risk-free interest rate of 4.8%, expected volatility 21%, and an expected life of 6.5 years; 1997 - expected dividend yield 6.3%, risk-free interest rate of 6.3%, expected volatility 21%, and an expected life of 5.7 years; The Company and the Partnership apply APB Opinion No. 25 in accounting for this Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

       Had the Partnership determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Partnership's net income for common unitholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


        Net income for
        Common unitholders                                   1998             1997              1996
        ------------------                                   ----             ----              ----

        As reported:                                       $45,940           $24,228           $4,942
          Net income per unit:
            Basic                                           $1.62             $1.20            $0.19
            Diluted                                         $1.58             $1.13            $0.19

        Pro forma:                                         $44,915           $22,603           $4,932
          Net income per unit:
            Basic                                           $1.58             $1.09            $0.19
            Diluted                                         $1.55             $1.03            $0.19


             Pro forma net income for common unitholders reflects only options granted subsequent to the issuance of SFAS 123 in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income for common unitholders amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


8.       Long-Term Stock Incentive Plans (continued)

         Stock option activity during the periods indicated is as follows:

                                                                         Number of            Weighted-Average
                                                                          Shares               Exercise Price
                                                                          ------               --------------

              Outstanding, December 31, 1995                              186,000                 $19.09
                  Granted                                                  12,000                  24.67
                                                                       ----------

              Outstanding, December 31, 1996                              198,000                  19.43
                                                                       ----------

                  Granted                                               1,252,276                  25.39
                  Forfeited                                                (7,000)                 23.54
                  Exercised                                              (124,769)                 19.25
                                                                       ----------

              Outstanding, December 31, 1997                            1,318,507                  25.08
                                                                       ----------

                  Granted                                                 741,265                  24.39
                  Forfeited                                              (123,495)                 25.33
                  Exercised                                              (227,700)                 24.97
                                                                       ----------

              Outstanding, December 31, 1998                            1,708,577                 $24.71
                                                                       ==========


The following table presents information regarding all options outstanding at December 31, 1998.

                                    Weighted
                                     Average                                        Weighted
              Number of             Remaining               Range of                 Average
               Options             Contractual              Exercise                Exercise
             Outstanding              Life                   Prices                   Price
             -----------           -----------              --------                --------

                51,731              5.0 years           $   16.75  - 19.25        $     18.93
             1,231,578              8.6 years               22.25  - 25.25              24.26
               425,268              8.4 years               26.19  - 27.75              26.69
           -----------              ---------            -----------------         ----------

            1,708,577               8.5 years           $   16.75 -  27.75        $      24.71
           ==========              ==========            =================         ===========


       The following table presents information regarding options currently exercisable at December 31, 1998:

                                                               Weighted
              Number of                Range of                 Average
               Options                 Exercise                Exercise
             Exercisable                Prices                   Price

                51,731              $ 16.75 - 19.25           $     18.93
                98,300                        25.25                 25.25
                88,881                26.25 - 27.75                 26.99
              --------               --------------            ----------
               238,912             $  16.75 - 27.75           $     24.53
              ========              ===============            ==========

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



8.     Long-Term Stock Incentive Plans (continued)

       Also as part of the Plan, in 1993, 1996 and 1998, certain officers and employees purchased common stock at fair market value directly from the Company, of which 90%, 95% and 95%, respectively, was financed by a stock purchase loan provided by the Plan. These recourse loans are fully secured by stock, bear interest at fixed rates of 6% to 7.79% and mature after ten years. The Board of Directors may authorize the forgiveness of all or a portion of the principal balance based on the Company's achievement of specified financial objectives, and total stockholder return performance targets. During 1998, 1997, and 1996, $662,196, $601,516, and $646,598 was forgiven, respectively, and is included as a charge to income on the Partnership's consolidated statements of operations. The Company also has a performance based restricted stock plan for officers whereby a portion of the shares authorized under the Plan may be granted upon the achievement of certain total stockholder return performance targets. Shares granted under the plan become fully vested by January 1, 2000. During 1998, 1997 and 1996, the Company charged $250,000, $259,600 and $809,400 to income on the consolidated statement of operations related to the restricted stock plan. In addition, the Company provided it's officers, directors and employees with other stock based compensation totaling $1.5, $1.7, and $1.5 million during 1998, 1997 and 1996, respectively.

9.     Operating Leases

       The Partnership's properties are leased to tenants under operating leases with expiration dates extending to the year 2028. Future minimum rent under noncancelable operating leases as of December 31,1998, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

                 Year ending December 31,                         Amount

                        1999                                   91,865,075
                        2000                                   88,110,560
                        2001                                   75,138,672
                        2002                                   63,475,706
                        2003                                   55,335,158
                        Thereafter                            429,626,646
                                                            -------------
                          Total                            $  803,551,817
                                                            =============

       At December 31, 1998, the real estate portfolio as a whole was approxi-mately 94% leased.

       The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants which individually represented 10% or more of the Partnership's combined minimum rent.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



10.    Contingencies

       The Partnership like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. While the Partnership has registered the plants located in Florida under a state funded program designed to substantially fund the clean up, if necessary, of any environmental issues, the owner or operator is not relieved from the ultimate responsibility for clean up. The Partnership also has established due diligence procedures to identify and evaluate potential environmental issues on properties under consideration for acquisition. In connection with acquisitions during 1998 and 1997, the Partnership has established environmental reserves which amounted to $2.2 million and $1.9 million at December 31, 1998 and 1997, respectively. While it is not possible to predict with certainty, management believes that the reserves are adequate to cover future clean-up costs related to these sites. The Partnership's policy is to accrue environmental clean-up costs when it is probable that a liability has been incurred and that amount is reasonably estimable. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Partnership.

11.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 1998 and 1997 (amounts in thousands, except per share data):

                                            First            Second           Third           Fourth
                                           Quarter           Quarter         Quarter          Quarter
                                           -------           -------         -------          -------
       1998:
       Revenues                           $ 25,147           29,269          31,853           35,126
       Net income for
         common unitholders                 18,555            9,473           9,162            8,750
       Net income per unit:
         Basic                                 .70              .33             .31              .29
         Diluted                               .69              .32             .30              .28

       1997:
       Revenues                           $ 12,991           19,468          22.290           23,480
       Net income for
         common unitholders                  3,320            4,049           7,979            8,880
       Net income per unit:
         Basic                                 .20              .20             .35              .37
         Diluted                               .20              .19             .33              .35


                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



12.    Subsequent Events

       On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provides for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares, and units. The total cost to acquire Pacific is $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price is $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The properties acquired from Pacific will be contributed by Regency into the Partnership in exchange for additional partnership units. The merger will be accounted for as a purchase with the Company as the acquiring entity.

       On February 26, 1999, the Partnership entered into an agreement with the various banks that provide the Line to increase the unsecured commitment amount to $635 million.

                          Independent Auditors' Report
                         On Financial Statement Schedule


The Unitholders of Regency Centers, L.P. and the Board of Directors of Regency Realty Corporation


Under date of February 1, 1999, except for Note 12 as to which the date is March 1, 1999, we reported on the consolidated balance sheets of Regency Centers, L.P. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.


                  In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                    KPMG LLP




Jacksonville, Florida
February 1, 1999

                                                            REGENCY CENTERS, L.P.                                       Schedule III

                                                 Combined Real Estate and Accumulated Depreciation
                                                                 December 31, 1998



                                                  Initial Cost                                            Total Cost
                                                  ------------          Cost Capitalized  ---------------------------------------
                                                         Building &       Subsequent to                  Building &
                                             Land       Improvements       Acquisition      Land       Improvements       Total
                                             ----       ------------       -----------      ----       ------------       -----

ANASTASIA SHOPPING PLAZA                   1,072,451       3,617,493          159,607     1,072,451     3,777,100       4,849,551
ASHFORD PLACE                              2,803,998       9,943,994         (761,970)    2,583,998     9,402,024      11,986,022
BECKETT COMMONS                            1,625,242       5,844,871                -     1,625,242     5,844,871       7,470,113
BENEVA                                     2,483,547       8,851,199                -     2,483,547     8,851,199      11,334,746
BENT TREE PLAZA                            1,927,712       6,659,082                -     1,927,712     6,659,082       8,586,794
BERKSHIRE COMMONS                          2,294,960       8,151,236           76,079     2,294,960     8,227,315      10,522,275
BLOOMINGDALE                               3,861,759      14,100,891                -     3,861,759    14,100,891      17,962,650
BOLTON PLAZA                               2,660,227       6,209,110        1,219,398     2,634,664     7,454,071      10,088,735
BOYNTON LAKES PLAZA                        2,783,000      10,043,027           37,669     2,783,000    10,080,696      12,863,696
BRAELINN VILLAGE EQUIPORT                  4,191,214      12,389,585          876,936     4,191,214    13,266,521      17,457,735
BRIARCLIFF LA VISTA                          694,120       2,462,819                -       694,120     2,462,819       3,156,939
BRIARCLIFF VILLAGE                         4,597,018      16,303,813          334,677     4,597,018    16,638,490      21,235,508
BROOKVILLE PLAZA                           1,208,012       4,205,994                -     1,208,012     4,205,994       5,414,006
BUCKHEAD COURT                             1,737,569       6,162,941        1,229,361     1,627,569     7,502,302       9,129,871
CAMBRIDGE SQUARE                             792,000       2,916,034           59,747       792,000     2,975,781       3,767,781
CARMEL COMMONS                             2,466,200       8,903,187        1,526,996     2,466,200    10,430,183      12,896,383
CARRIAGE GATE                                740,960       2,494,750        1,101,049       740,960     3,595,799       4,336,759
CENTER OF SEVEN SPRINGS                    1,737,994       6,290,048        1,452,432     1,757,440     7,723,034       9,480,474
CHERRY GROVE                               3,533,146      12,710,297                -     3,533,146    12,710,297      16,243,443
CITY VIEW SHOPPING CENTER                  1,207,204       4,341,304           46,444     1,207,204     4,387,748       5,594,952
CROMWELL SQUARE                            1,771,892       6,285,288           27,249     1,771,892     6,312,537       8,084,429
CUMMING 400                                2,374,562       8,420,776          134,871     2,374,562     8,555,647      10,930,209
DUNWOODY HALL                              1,819,209       6,450,922          329,740     1,819,209     6,780,662       8,599,871
DUNWOODY VILLAGE                           2,326,063       7,216,045        2,064,462     2,326,063     9,280,507      11,606,570
EAST POINTE                                1,868,120       6,742,983                -     1,868,120     6,742,983       8,611,103
EAST PORT PLAZA                            3,257,023      11,611,363          164,282     3,257,023    11,775,645      15,032,668
ENSLEY SQUARE                                915,493       3,120,928          410,219       915,493     3,531,147       4,446,640
EVANS CROSSING                             1,468,743       5,123,617                -     1,468,743     5,123,617       6,592,360
FLEMING ISLAND                             3,076,701       6,291,505                -     3,076,701     6,291,505       9,368,206
FRANKLIN SQUARE                            2,584,025       9,379,749                -     2,584,025     9,379,749      11,963,774
GARDEN SQUARE                              2,073,500       7,614,748          361,367     2,136,135     7,913,480      10,049,615
GARNER FESTIVAL                            5,591,099      19,897,197                -     5,591,099    19,897,197      25,488,296
GLENWOOD VILLAGE                           1,194,198       4,235,476           81,175     1,194,198     4,316,651       5,510,849
HAMILTON MEADOWS                           2,034,566       6,582,429                -     2,034,566     6,582,429       8,616,995
HARPETH VILLAGE FIELDSTONE                 2,283,874       5,559,498        3,537,926     2,283,874     9,097,424      11,381,298
HIGHLAND SQUARE                            2,615,250       9,359,722                -     2,615,250     9,359,722      11,974,972
HINSDALE LAKE COMMONS                      4,217,840      15,039,854                -     4,217,840    15,039,854      19,257,694
HYDE PARK                                  9,240,000      33,340,181        2,625,631     9,735,102    35,470,710      45,205,812
KERNERSVILLE PLAZA                         1,741,562       6,081,020                -     1,741,562     6,081,020       7,822,582
LAKE PINE PLAZA                            2,008,110       6,908,986                -     2,008,110     6,908,986       8,917,096
LAKESHORE                                  1,617,940       5,371,499                -     1,617,940     5,371,499       6,989,439
LOEHMANNS PLAZA                            3,981,525      14,117,891           11,371     3,981,525    14,129,262      18,110,787
LOVEJOY STATION                            1,540,000       5,581,468            1,654     1,540,000     5,583,122       7,123,122
MAINSTREET SQUARE                          1,274,027       4,491,897           34,392     1,274,027     4,526,289       5,800,316
MARINERS VILLAGE                           1,628,000       5,907,835          134,497     1,628,000     6,042,332       7,670,332
MARKETPLACE  ST PETE                       1,287,000       4,662,740          223,490     1,287,000     4,886,230       6,173,230
MARKETPLACE CENTER OLD FORT                2,432,942       1,755,643        1,813,070     2,432,942     3,568,713       6,001,655
MAXTOWN ROAD (NORTHGATE)                   1,753,136       6,244,449                -     1,753,136     6,244,449       7,997,585



MAYNARD CROSSING                           4,066,381      14,083,800                -     4,066,381    14,083,800      18,150,181
MEMORIAL BEND SHOPPING CENTER              3,256,181      11,546,660        1,481,282     3,366,181    12,917,942      16,284,123
MERCHANTS VILLAGE                          1,054,306       3,162,919        3,185,485     1,054,306     6,348,404       7,402,710
NEWBERRY SQUARE                            2,341,460       8,466,651          784,841     2,341,460     9,251,492      11,592,952
OAKLEY PLAZA                               1,772,540       6,406,975           65,103     1,772,540     6,472,078       8,244,618
OLD ST AUGUSTINE PLAZA                     2,047,151       7,355,162          233,330     2,047,151     7,588,492       9,635,643
ORCHARD SQUARE                             1,155,000       4,135,353          252,060     1,155,000     4,387,413       5,542,413
PACES FERRY PLAZA                          2,811,522       9,967,557        1,627,529     2,811,622    11,594,986      14,406,608
PALM HARBOUR SHOPPING VILLAGE              2,899,928      10,998,230        1,058,599     2,899,928    12,056,829      14,956,757
PALM TRAILS PLAZA                          2,438,996       5,818,523                -     2,438,996     5,818,523       8,257,519
PARAGON BRANDON JV                           570,000       2,472,537       (3,042,537)            -             -               -
PARK PLACE                                 2,231,745       7,974,362                -     2,231,745     7,974,362      10,206,107
PARKWAY STATION                            1,123,200       4,283,917          142,744     1,123,200     4,426,661       5,549,861
PEACHLAND PROMENADE                        1,284,562       5,143,564           61,087     1,284,561     5,204,652       6,489,213
PEARTREE VILLAGE                           5,196,653       8,732,711       10,122,933     5,196,653    18,855,644      24,052,297
PIKE CREEK                                 5,077,406      18,860,183                -     5,077,406    18,860,183      23,937,589
PINE TREE PLAZA                              539,000       1,995,927          (84,927)      539,000     1,911,000       2,450,000
POWERS FERRY SQUARE                        3,607,647      12,790,749        3,253,948     3,607,647    16,044,697      19,652,344
POWERS FERRY                               1,190,822       4,223,606           19,564     1,190,822     4,243,170       5,433,992
QUADRANT AT SOUTHPOINT I                   2,342,823      15,541,967      (17,884,790)            -             -               -
QUEENSBOROUGH                              1,826,000       6,501,056                -     1,826,000     6,501,056       8,327,056
REGENCY COURT                              3,571,337      12,664,014          285,562     3,571,337    12,949,576      16,520,913
RIVERMONT STATION                          2,887,213      10,445,109           79,795     2,887,213    10,524,904      13,412,117
ROSWELL VILLAGE                            2,304,345       6,777,200          181,066     2,304,345     6,958,266       9,262,611
RUSSELL RIDGE                              2,153,214               -        6,565,264     2,215,341     6,503,137       8,718,478
SANDY PLAINS VILLAGE                       2,906,640      10,412,440          433,698     2,906,640    10,846,138      13,752,778
SANDY SPRINGS VILLAGE                        733,126       2,565,411          168,915       733,126     2,734,326       3,467,452
SHOPPES @ 104                              2,651,000       9,523,429                -     2,651,000     9,523,429      12,174,429
SHOPPES AT MASON                           1,576,656       5,357,855                -     1,576,656     5,357,855       6,934,511
SILVERLAKE                                 2,004,860       7,161,869                -     2,004,860     7,161,869       9,166,729
SOUTH MONROE                               1,200,000       6,566,974                -     1,200,000     6,566,974       7,766,974
SOUTH POINTE CROSSING                              -          13,000                -             -        13,000          13,000
ST ANN SQUARE                              1,541,883       5,597,282                -     1,541,883     5,597,282       7,139,165
STATLER SQUARE                             2,227,819       7,479,952                -     2,227,819     7,479,952       9,707,771
TAMIAMI TRAILS                             2,046,286       7,462,646          108,330     2,046,286     7,570,976       9,617,262
TEQUESTA SHOPPES                           1,782,000       6,426,042          235,213     1,782,000     6,661,255       8,443,255
THE MARKETPLACE                              546,828       2,187,314            1,951       546,829     2,189,264       2,736,093
TOWN CENTER AT MARTIN DOWNS                1,364,000       4,985,410           17,547     1,364,000     5,002,957       6,366,957
TOWN SQUARE                                  438,302       1,555,481        1,501,322       768,302     2,726,803       3,495,105
TROWBRIDGE CROSSING EQUIPORT                 910,263       1,914,551        1,050,010       910,263     2,964,561       3,874,824
UNION SQUARE SHOPPING CENTER               1,578,654       5,933,889          386,260     1,578,656     6,320,147       7,898,803
UNIVERSITY COLLECTION                      2,530,000       8,971,597          108,317     2,530,000     9,079,914      11,609,914
UNIVERSITY MARKETPLACE                     3,250,562       7,044,579        2,409,463     3,532,046     9,172,558      12,704,604
VILLAGE CENTER 6                           3,010,586      10,799,316          337,899     3,010,586    11,137,215      14,147,801
WELLEBY                                    1,496,000       5,371,636          346,882     1,496,000     5,718,518       7,214,518
WELLINGTON MARKET PLACE                    5,070,384      13,308,972          319,657     5,070,384    13,628,629      18,699,013
WELLINGTON TOWN SQUARE                     1,914,000       7,197,934          609,258     1,914,000     7,807,192       9,721,192
WESTCHESTER PLAZA                          1,857,048       6,456,178                -     1,857,048     6,456,178       8,313,226



WESTLAND I                                   198,344       1,747,391       (1,945,735)            -             -               -
WINDMILLER PLAZA PHASE I                   2,620,355      11,190,526                -     2,620,355    11,190,526      13,810,881
WOODCROFT SHOPPING CENTER                  1,419,000       5,211,981          384,592     1,419,000     5,596,573       7,015,573
WORTHINGTON PARK CENTRE                    3,346,203      10,053,858                -     3,346,203    10,053,858      13,400,061
                                        -----------------------------------------------------------------------------------------
                                         224,364,964     758,843,629       34,175,338   222,259,131   795,124,798   1,017,383,929
                                        =========================================================================================



                                                         Total Cost
                                                           Net of
                                          Accumulated    Accumulated         Secured
                                          Depreciation   Depreciation       Mortgages
                                          ------------   ------------       ---------

ANASTASIA SHOPPING PLAZA                    575,105        4,274,446                -
ASHFORD PLACE                               580,642       11,405,380        4,651,887
BECKETT COMMONS                             128,560        7,341,553                -
BENEVA                                            -       11,334,746                -
BENT TREE PLAZA                             148,955        8,437,839        5,615,296
BERKSHIRE COMMONS                         1,062,021        9,460,254        7,784,755
BLOOMINGDALE                                300,874       17,661,776                -
BOLTON PLAZA                                928,470        9,160,265                -
BOYNTON LAKES PLAZA                         251,445       12,612,251                -
BRAELINN VILLAGE EQUIPORT                   729,122       16,728,613       12,356,039
BRIARCLIFF LA VISTA                         139,030        3,017,909        1,649,897
BRIARCLIFF VILLAGE                          968,021       20,267,487       13,282,120
BROOKVILLE PLAZA                            103,342        5,310,664        3,668,969
BUCKHEAD COURT                              389,391        8,740,480                -
CAMBRIDGE SQUARE                            151,176        3,616,605                -
CARMEL COMMONS                              434,794       12,461,589                -
CARRIAGE GATE                               735,440        3,601,319                -
CENTER OF SEVEN SPRINGS                   1,115,924        8,364,550                -
CHERRY GROVE                                265,335       15,978,108                -
CITY VIEW SHOPPING CENTER                   273,129        5,321,823                -
CROMWELL SQUARE                             372,007        7,712,422        4,464,426
CUMMING 400                                 501,697       10,428,512        6,419,476
DUNWOODY HALL                               387,763        8,212,108                -
DUNWOODY VILLAGE                            459,895       11,146,675        7,264,800
EAST POINTE                                 129,414        8,481,689        5,267,546
EAST PORT PLAZA                             534,694       14,497,974                -
ENSLEY SQUARE                               206,478        4,240,162                -
EVANS CROSSING                              117,619        6,474,741        4,379,981
FLEMING ISLAND                               78,219        9,289,987        3,522,104
FRANKLIN SQUARE                             198,248       11,765,526        9,136,752
GARDEN SQUARE                               244,096        9,805,519        6,516,686
GARNER FESTIVAL                             124,404       25,363,892                -
GLENWOOD VILLAGE                            257,101        5,253,748        2,211,233
HAMILTON MEADOWS                            167,943        8,449,052        5,612,141
HARPETH VILLAGE FIELDSTONE                  213,202       11,168,096                -
HIGHLAND SQUARE                             135,556       11,839,416        3,942,071
HINSDALE LAKE COMMONS                        31,394       19,226,300                -
HYDE PARK                                 1,381,919       43,823,893       24,750,000
KERNERSVILLE PLAZA                          123,771        7,698,811        5,218,476
LAKE PINE PLAZA                             144,204        8,772,892        5,986,557
LAKESHORE                                   113,706        6,875,733        3,729,331
LOEHMANNS PLAZA                             835,982       17,274,805                -
LOVEJOY STATION                             209,663        6,913,459                -
MAINSTREET SQUARE                           204,362        5,595,954                -
MARINERS VILLAGE                            273,727        7,396,605                -
MARKETPLACE  ST PETE                        375,700        5,797,530                -
MARKETPLACE CENTER OLD FORT                 167,760        5,833,895        1,986,409
MAXTOWN ROAD (NORTHGATE)                    107,300        7,890,285        5,440,112
MAYNARD CROSSING                            286,993       17,863,188       11,711,134
MEMORIAL BEND SHOPPING CENTER               696,953       15,587,170        8,335,963
MERCHANTS VILLAGE                           196,291        7,206,419                -
NEWBERRY SQUARE                           1,366,907       10,226,045                -
OAKLEY PLAZA                                290,343        7,954,275                -
OLD ST AUGUSTINE PLAZA                      440,733        9,194,910                -
ORCHARD SQUARE                              332,356        5,210,057                -
PACES FERRY PLAZA                           630,953       13,775,655                -
PALM HARBOUR SHOPPING VILLAGE               700,457       14,256,300                -
PALM TRAILS PLAZA                            84,337        8,173,182                -
PARAGON BRANDON JV                                -                -                -
PARK PLACE                                   33,228       10,172,879                -
PARKWAY STATION                             319,124        5,230,737                -
PEACHLAND PROMENADE                         571,096        5,918,117                -
PEARTREE VILLAGE                            673,528       23,378,769       12,777,420
PIKE CREEK                                  226,061       23,711,528       12,442,166
PINE TREE PLAZA                              48,350        2,401,650                -
POWERS FERRY SQUARE                         798,322       18,854,022                -
POWERS FERRY                                238,707        5,195,285        2,917,943
QUADRANT AT SOUTHPOINT I                          -                -                -
QUEENSBOROUGH                                13,544        8,313,512                -
REGENCY COURT                               718,475       15,802,438                -
RIVERMONT STATION                           395,653       13,016,464                -
ROSWELL VILLAGE                             300,168        8,962,443                -
RUSSELL RIDGE                               633,539        8,084,939                -
SANDY PLAINS VILLAGE                        640,709       13,112,069                -
SANDY SPRINGS VILLAGE                       131,641        3,335,811                -
SHOPPES @ 104                               138,509       12,035,920                -
SHOPPES AT MASON                            111,748        6,822,763        3,925,611
SILVERLAKE                                  104,315        9,062,414                -
SOUTH MONROE                                 54,424        7,712,550                -
SOUTH POINTE CROSSING                             -           13,000                -
ST ANN SQUARE                               143,068        6,996,097        4,972,117
STATLER SQUARE                              157,923        9,549,848        5,472,654
TAMIAMI TRAILS                              275,743        9,341,519                -
TEQUESTA SHOPPES                            385,668        8,057,587                -
THE MARKETPLACE                             209,679        2,526,414                -
TOWN CENTER AT MARTIN DOWNS                 260,896        6,106,061                -
TOWN SQUARE                                  97,568        3,397,537                -
TROWBRIDGE CROSSING EQUIPORT                109,285        3,765,539        1,800,000
UNION SQUARE SHOPPING CENTER                374,850        7,523,953                -
UNIVERSITY COLLECTION                       502,408       11,107,506                -
UNIVERSITY MARKETPLACE                    1,826,835       10,877,769                -
VILLAGE CENTER 6                            878,291       13,269,510                -
WELLEBY                                     554,962        6,659,556                -
WELLINGTON MARKET PLACE                   1,127,296       17,571,717                -
WELLINGTON TOWN SQUARE                      486,760        9,234,432                -
WESTCHESTER PLAZA                           172,301        8,140,925        5,815,752
WESTLAND I                                        -                -                -
WINDMILLER PLAZA PHASE I                    141,017       13,669,864                -
WOODCROFT SHOPPING CENTER                   299,819        6,715,754                -
WORTHINGTON PARK CENTRE                     192,029       13,208,032        4,967,081
                                        ---------------------------------------------
                                         36,752,466      980,631,463      229,994,905
                                        =============================================


                              REGENCY CENTERS, L.P.

                Combined Real Estate and Accumulated Depreciation
                                December 31, 1998



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statement of operation is calculated over the estimated useful lives of the assets as follows:

      Buildings and improvements                      up to 40 years

      The aggregate cost for Federal income tax purposes was approximately $865 million at December 31, 1998.



The changes in total real estate assets for the period ended December 31, 1998, 1997 and 1996:

                                            1998          1997           1996
                                       -------------  ------------  ------------

    Balance, beginning of period         644,770,114   252,670,199   149,419,123
     Developed or acquired
       properties                        389,940,413   390,902,973   101,924,556
     Sale of property                    (24,248,801)   (2,907,503)            -
     Improvements                          6,922,203     4,104,445     1,326,520
                                       -------------  ------------  ------------
    Balance, end of period             1,017,383,929   644,770,114   252,670,199
                                       =============  ============  ============



The changes in accumulated depreciation for the period ended December 31, 1998, 1997 and 1996:

                                            1998          1997           1996
                                       -------------  ------------  ------------

    Balance, beginning of period          22,537,454    11,669,690     7,647,935
     Sale of property                     (5,121,929)     (713,176)            -
     Depreciation for period              19,336,941    11,580,940     4,021,755
                                       -------------  ------------  ------------
     Balance, end of period               36,752,466    22,537,454    11,669,690
                                       =============  ============  ============