Form 10-Q
period 1999-03-31
REGENCY CENTERS LP
filed 1999-05-18
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 1999

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

                                       REGENCY CENTERS, L.P.
                                   Consolidated Balance Sheets
                               March 31, 1999 and December 31, 1998




                                                                              1999                  1998
                                                                              ----                  ----
                                                                            (unaudited)

Assets
Real estate investments, at cost:
    Land                                                               $     526,972,541           222,259,131
    Buildings and improvements                                             1,671,645,088           795,124,798
    Construction in progress - development for investment                     36,399,543            15,647,659
    Construction in progress - development for sale                           65,917,700            20,869,915
                                                                         ----------------      ----------------
                                                                           2,300,934,872         1,053,901,503
    Less:  accumulated depreciation                                           47,442,799            36,752,466
                                                                         ----------------      ----------------
                                                                           2,253,492,073         1,017,149,037

    Investments in real estate partnerships                                   33,579,438            30,630,540
                                                                         ----------------      ----------------
          Net real estate investments                                      2,287,071,511         1,047,779,577


Cash and cash equivalents                                                     26,184,563            15,536,926
Tenant receivables, net of allowance for uncollectible accounts of $1,806,705 and $1,787,866 at March 31, 1999
    and December 31, 1998, respectively                                       21,164,065            13,712,937
Deferred costs, less accumulated amortization of
    $2,873,138 and $2,350,267 at March 31, 1999
    and December 31, 1998, respectively                                        7,502,407             5,156,289
Other assets                                                                   4,626,799             4,251,221
                                                                         ----------------      ----------------

                                                                       $   2,346,549,345         1,086,436,950
                                                                         ================      ================

Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                            487,163,019           362,744,897
    Acquisition and development line of credit                               441,379,310           117,631,185
    Accounts payable and other liabilities                                    33,491,902            17,596,224
    Tenants' security and escrow deposits                                      6,516,535             2,638,033
                                                                         ----------------      ----------------

           Total liabilities                                                 968,550,766           500,610,339
                                                                         ----------------      ----------------

Limited partners' interest in consolidated partnerships
    (note 2)                                                                  11,819,557            11,558,619
                                                                         ----------------      ----------------

Partners' Capital:
Series A preferred units, par value $50,  1,600,000 units issued and outstanding at March 31, 1999 and
    December 31, 1998; liquidation preference $50 per unit                    78,800,000            78,800,000
General partner; 58,303,006 and 24,537,723 units outstanding
     at March 31, 1999 and December 31, 1998, respectively                 1,247,187,150           472,748,608
Limited partners; 1,869,935 and 1,147,446 units outstanding
     at March 31, 1999 and December 31, 1998, respectively                    40,191,872            22,719,384
                                                                         ----------------      ----------------
          Total partners' capital                                          1,366,179,022           574,267,992
                                                                         ----------------      ----------------

Commitments and contingencies

                                                                       $   2,346,549,345         1,086,436,950
                                                                         ================      ================



See accompanying notes to consolidated financial statements.

                                      REGENCY CENTERS, L.P.
                              Consolidated Statements of Operations
                         For the Three Months ended March 31, 1999 and 1998
                                           (unaudited)


                                                           1999             1998
                                                           ----             ----
Revenues:
    Minimum rent                                    $35,650,932       18,072,602
    Percentage rent                                     327,971          550,217
    Recoveries from tenants                           8,498,064        3,837,231
    Management, leasing and brokerage fees            1,789,853        2,728,672
    Equity in income of investments in
       real estate partnerships                         741,103              985
                                                     -----------     -----------

          Total revenues                             47,007,923       25,189,707
                                                    -----------      -----------

Operating expenses:
    Depreciation and amortization                     8,506,319        4,360,659
    Operating and maintenance                         6,301,985        3,184,444
    General and administrative                        3,787,359        3,433,108
    Real estate taxes                                 4,371,510        2,252,392
                                                    ------------     -----------

          Total operating expenses                   22,967,173       13,230,603
                                                   -------------     -----------

Interest expense (income):
    Interest expense                                  9,657,960        4,161,258
    Interest income                                    (452,889)       (318,246)
                                                                      ----------
                                                    ------------      ----------
          Net interest expense                        9,205,071        3,843,012
                                                    ------------      ----------

 Income before minority interests and sale
  of real estate investments                         14,835,679        8,116,092

Gain on sale of real estate investments                       -       10,237,419
Minority interest of limited partners                  (260,939)        (97,149)
                                                    ------------     -----------

         Net income                                  14,574,740       18,256,362

Preferred unit distribution                          (1,625,001)               -
                                                    ------------      ----------

 Net income for common unitholders                   12,949,739       18,256,362
                                                    =============    ===========

Net income per common unit:
          Basic                                     $      0.33             0.69
                                                    =============     ==========

          Diluted                                   $      0.33             0.68
                                                    =============     ==========





See accompanying notes to consolidated financial statements

                                        REGENCY CENTERS, L.P.
                           Consolidated Statements of Changes in Capital
                              For the Three Months Ended March 31, 1999
                                            (Unaudited)

                                             Series A

                                                     Preferred            General           Limited               Total
                                                       Units              Partner           Partners             Capital

Balance December 31, 1998                           $ 78,800,000        472,748,608        22,719,384            574,267,992

Net income                                             1,625,001         12,371,534           578,205             14,574,740
Cash contributions from the                                                                                                -
  issuance of Regency stock/units                              -             28,601                 -                 28,601
Cash distributions for dividends                               -        (13,274,870)         (481,984)           (13,756,854)
Preferred unit distribution                           (1,625,001)                 -                 -             (1,625,001)
Other contributions (distributions), net                       -        (13,853,923)                -            (13,853,923)
Units issued for acquisition
  of real estate                                               -        782,267,133        24,276,334            806,543,467
Units exchanged for commo
  stock of Regency                                             -          6,900,067        (6,900,067)                     -
                                                   ---------------   ------------------   ---------------     ---------------

Balance March 31, 1999                           $     78,800,000      1,247,187,150        40,191,872          1,366,179,022
                                                   ===============   ==================   ===============     ===============


See accompanying notes to consolidated financial statements

                                 REGENCY CENTERS, L.P.
                       Consolidated Statements of Cash Flows
                   For the Three Months Ended March 31, 1999 and 1998
                                     (unaudited)

                                                                      1999                    1998
                                                                      ----                    ----
Cash flows from operating activities:
Net income                                                         $ 14,574,740           18,256,362
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization                                         8,506,319            4,360,659
Deferred financing cost and debt premium amortization                 (133,434)               58,880
Stock based compensation                                                580,811              605,822
Minority interest of limited partners                                   260,939               97,149
Equity in income of investments in real estate partnerships           (741,103)                (985)
Gain on sale of real estate investments                                      -          (10,237,419)
Changes in assets and liabilities:
Tenant receivables                                                  (2,956,898)               97,131
Deferred leasing commissions                                          (526,645)              329,779
Other assets                                                            867,968               61,413
Tenants' security deposits                                               60,079             (41,496)
Accounts payable and other liabilities                                7,554,404            (433,634)
                                                                 ---------------        ------------
 Net cash provided by operating activities                           28,047,180           13,153,661
                                                                ----------------        ------------

Cash flows from investing activities:
Acquisition, development and improvements of real estate           (14,589,129)          67,336,236)
Investment in real estate partnerships                              (3,291,401)                    -
Construction in progress for sale, net of reimbursement            (12,316,835)          (7,164,502)
Proceeds from sale of real estate investments                                 -           26,734,955
Distributions received from real estate partnership investments         704,474                8,593
                                                                 ---------------        ------------
Net cash used in investing activities                              (29,492,891)         (47,757,190)
                                                                 ---------------        ------------

Cash flows from financing activities:
Cash contributions form the issuance of Regency stock
   and partnership units                                                 28,601                6,769
Distributions to preferred unitholders                              (1,625,001)                    -
Cash distributions for dividends                                   (13,756,854)         (12,633,383)
Other contributions (distributions), net                           (13,853,923)          (4,563,668)
Proceeds from acquisition and development
  line of credit, net                                                52,148,125           42,100,000
Proceeds from mortgage loans payable                                          -            1,774,207
Repayment of mortgage loans payable                                 (8,870,784)            (574,690)
Deferred financing costs                                            (1,976,816)            (591,622)
                                                                 ---------------        ------------
Net cash provided by financing activities                            12,093,348           25,517,613
                                                                 ---------------        ------------

Net increase in cash and cash equivalents                            10,647,637          (9,085,916)

Cash and cash equivalents at beginning of period                     15,536,926           14,642,429
                                                                 ---------------        ------------

Cash and cash equivalents at end of period                          $26,184,563            5,556,513
                                                                 ===============        ============

                                 REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31, 1999 and 1998
                                    (unaudited)
                                    -continued-

                                                                                     1999                    1998
                                                                                     ----                    ----
Supplemental  disclosure of cash flow  information - cash paid for interest
 (netof capitalized interest of approximately
   $2,150,000 and $1,064,000  in 1999 and 1998 respectively)                  $        8,714,895              3,598,239
                                                                              ===================       ================

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed for the acquisition of Pacific and real estate       $      405,284,768             65,448,585
                                                                              ===================       ================

  Limited and general partnership units issued
    for the acquisition of Pacific and real estate                            $      806,543,467             26,266,209
                                                                              ===================       ================

  Other liabilities assumed to acquire Pacific                                $       13,897,643                      -
                                                                              ===================       ================



See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                 March 31, 1999


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

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At March 31, 1999, Regency owns approximately 97% of the outstanding common units of the Partnership

              The Partnership's ownership interests are represented by Units, of which there are (i) Series A Preferred Units, (ii) Original Limited Partnership Units (including Class A Units), all of which were issued in connection with the Branch acquisition, (iii) Class 2 Units, all of which were issued in connection with the Midland and other property acquisitions, and (iv) Class B Units, all of which are owned by Regency. Each outstanding Unit other than Class B Units and Series A Preferred Units is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

              The accompanying consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiaries, and its majority owned or controlled subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

              The Financial Statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto included in the
              Partnership's December 31, 1998 Form 10-K filed with the Securities and Exchange Commission.

              During 1999, two properties were transferred from Regency to RCLP. The effects of such transfers were not material to the operations or financial position of the Partnership. During 1998, Regency transferred all of the assets and liabilities of a 100% owned shopping center, Hyde Park, to the Partnership in exchange for Class B units. Hyde Park was acquired by Regency on June 6, 1997, and its operations had been included in Regency's financial statements from that date forward. Since the Partnership and Hyde Park are under the common control of Regency, the transfer of Hyde Park has been accounted for at historical cost in a manner similar to a pooling of interests, as if the Partnership had directly acquired Hyde Park on June 6, 1997. Accordingly, the Partnership's financial statements have been restated to include the assets, liabilities, units issued, and results of operations of Hyde Park from the date it was acquired.

        (b)   Reclassifications

              Certain reclassifications have been made to the 1998 amounts to conform to classifications adopted in 1999.

2.      Acquisitions

       On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity. The properties acquired from Pacific were concurrently contributed by Regency into RCLP in exchange for additional partnership units.

       During 1998, the Partnership acquired 30 shopping centers fee simple for approximately $341.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $370.3 million in 42 shopping centers ("1998 Acquisitions"). Included in the 1998
       Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Partnership's ownership interest is 50% or less. The Partnership's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. During 1999 and 2000, the Partnership may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units. On April 16, 1999, the Partnership paid $5.2 million related to this contingent consideration.

       The operating results of Pacific and the 1998 Acquisitions are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all of the 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $69.8 and $66.9 million as of March 31, 1999 and 1998, respectively. Pro forma net income for common unitholders would have been $19.9 and $19.1 million as of March 31, 1999 and 1998, respectively. Pro forma basic net income per common unit would have been $.32 and $.32 as of March 31, 1999 and 1998, respectively. Pro forma diluted net income per common unit would have been $.32 and $.31, as of March 31, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

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

       The Partnership assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations (FFO). The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Partnership considers FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, FFO, and assets for each of the reportable segments are summarized as follows for the period ended as of March 31, 1999, and 1998.

         Revenues:                                                  1999              1998
         ---------                                                  ----              ----
           Retail segment                                        45,218,070       21,980,364
           Service operations segment                             1,789,853        2,728,672
           Office buildings segment                                      -           480,671
                                                                 ----------       -----------
              Total revenues                                     47,007,923       25,189,707
                                                                 ==========       ==========
         Funds from Operations:
           Retail segment net operating income                   34,544,575       16,721,043
           Service operations segment income                      1,789,853        2,728,672
           Office buildings segment net operating income                  -          303,156
           Adjustments to calculate consolidated FFO:
             Interest expense                                    (9,657,960)      (4,161,258)
             Interest income                                        452,889          318,246
             Earnings from recurring land sales                           -          901,853
             General and administrative                          (3,787,359)      (3,433,108)
             Non-real estate depreciation                          (175,790)        (133,578)
             Minority interests of limited partners                (260,939)         (97,149)
             Minority interests in depreciation
              And amortization                                     (181,594)        (133,697)
             Share of joint venture depreciation
              and amortization                                       99,193           20,097
             Dividends on preferred shares and units             (1,625,001)               -
                                                               --------------   --------------
               Funds from Operations                             21,197,867       13,034,277

           Reconciliation to net income for common
                stockholders:
             Real estate related depreciation
              and amortization                                   (8,330,529)      (4,227,081)
             Minority interests in depreciation
              and amortization                                      181,594          133,697
             Share of joint venture depreciation
              And amortization                                      (99,193)         (20,097)
             Earnings from property  sales                                -        9,335,566
                                                                  ------------    ------------
               Net income available for common
                  Unitholders                                  $ 12,949,739       18,256,362
                                                                 ===========     ============


 Assets by reportable segment as of March 31, 1999 and December 31, 1998 are as follows. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.


         Assets (in thousands):                   1999             1998
         ----------------------                   ----             ----
           Retail segment                    $  2,221,154        1,026,910
           Service operations segment              65,918           20,870
           Office buildings segment                     -                -
           Cash and other assets                   59,477           38,657
                                             --------------    ------------
             Total assets                     $ 2,346,549        1,086,437
                                             ==============    ============

4.     Notes Payable and Acquisition and Development Line of Credit

    The Partnership's outstanding debt at March 31, 1999 and December 31, 1998 consists of the following (in thousands):

                                                       1999            1998
                                                       ----            ----
  Notes Payable:
      Fixed rate mortgage loans              $        341,212         230,398
      Variable rate mortgage loans                     24,773          11,051
      Fixed rate unsecured loans                      121,178         121,296
                                                      -------         -------
            Total notes payable                       487,163         362,745
  Acquisition and development line of credit          441,379         117,631
                                                      -------         -------
           Total                             $        928,542         480,376
                                                      =======         =======

       During February, 1999, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On April 15, 1999 the Partnership completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line. On April 30, 1999, the balance of the Line was $206.9 million.

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

       During 1999, the Partnership assumed debt with a fair value of $405.3 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of March 31, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                               Scheduled
                               Principal  Term Loan     Total
Scheduled Payments by Year     Payments   Maturities   Payments

1999                            $  4,908     19,412    24,320
2000                               5,519    488,946   494,465
2001                               5,387     45,824    51,211
2002                               4,687     44,122    48,809
2003                               4,654     13,285    17,939
Beyond 5 Years                    37,752    239,936   277,688
Net unamortized debt payments          -     14,110    14,110
                               ---------   ---------  ---------

                     Total       $62,907    865,635    928,542
                                 =======    =======    =======

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $58.8 million at March 31, 1999, and the Partnership's proportionate share of these loans was $25.5 million.

5.     Regency's Stockholders' Equity and Partners' Capital

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. In connection with the Units and shares of common stock issued in March 1998 related to earnout payments, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. As of March 31, 1999, SC-USREALTY owns approximately 34.3 million shares of common stock or 58.9% of the outstanding common shares.

       In connection with the acquisition of shopping centers, the Partnership has issued Original Limited Partnership and Class 2 Units to limited partners convertible on a one for one basis into shares of common stock of the Company.
       There are currently 1,082,331 Original Limited Partnership Units outstanding.

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

       As part of the acquisition of Pacific Retail Trust, the Company issued Series 1 and Series 2 preferred shares. Series 1 preferred shares are convertible into Series 2 preferred shares on a one-for-one basis and contain provisions for adjustment to prevent dilution. The Series 1 preferred shares are entitled to a quarterly dividend in an amount equal to $0.0271 less than the common dividend and are cumulative. Series 2 preferred shares are convertible into common shares on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. The Company may redeem the preferred shares any time after October 20, 2010 at a price of $20.83 per share, plus all declared but unpaid dividends.

       On March 4, 1999, the holders of Class B stock converted 1,250,000 shares into 1,487,734 shares of common stock.

6.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months ended March 31, 1999 and 1998 (in thousands except per share data):

                                                        1999          1998
                                                       ----           ----
 Basic Earnings Per Unit (EPU) Calculation:
 Weighted average units outstanding                    34,952        24,468
                                                       ======        ======

 Net income for common                               $ 12,950        18,257
 unitholders
 Less: dividends paid on Class B common
  stock, Series 1 and Series 2 Preferred stock          1,379        1,344
                                                       -------       -----

 Net income for Basic and Diluted EPU                $ 11,571       16,912
                                                      ========      ======
 Basic EPU                                              $ .33         .69
                                                      ========     =======

 Diluted Earnings Per Unit (EPU) Calculation:
 Weighted average units outstanding
  for Basic EP                                         34,952      24,468
Incremental units to be issued under
 Common stock options using the Treasury
 method                                                     -         54
Contingent units for the acquisition
 of real estate                                           159        334
                                                      --------     --------
     Total diluted units                               35,111     24,856
                                                      =======     ========

Diluted EPU                                            $  .33       .68
                                                     =========    =======

         The Class B common stock dividends are deducted from income in computing earnings per unit since the proceeds of this offering were transferred to and reinvested by the Partnership. In addition, the Series 1 and Series 2 Preferred stock dividends are also deducted from net income in computing earnings per unit since the properties acquired with these preferred shares were contributed to the Partnership. Accordingly, the payment of Class B common, Series 1 and Series 2 Preferred stock dividends are deemed to be preferential to the distributions made to common unitholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within. Amounts are in thousands, except per share data and retail center statistical information.

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 204 properties included in the Company's portfolio at December 31, 1998, 186 properties were owned either fee simple or through partnerships interests by the Partnership. At March 31, 1999, the Company had an investment in real estate, at cost, of approximately $2.4 billion of which $2.3 billion or 94% was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Partnership's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

  Location                            March 31, 1999                            December 31, 1998
   --------                           -------------                             -----------------
                        # Properties     GLA          % Leased   # Properties      GLA        % Leased
                        ------------   ---------      --------   ------------ -----------    --------
     Florida                  38       4,764,640        91.0%          36       4,571,617      92.9%
     California               33       3,660,085        95.2%
                                                                        -              -           -
     Georgia                  25       2,552,893        92.7%          25       2,560,383      92.8%
     Texas                    25       3,542,442        89.7%           5         479,900      84.7%
     Ohio                     13       1,803,945        92.7%                   1,527,510      96.8%
                                                                       12
     North Carolina           12       1,239,718        97.7%                   1,239,783      98.3%
                                                                       12
     Colorado                  9         872,431        94.6%           5         447,569      89.4%
     Washington                8         737,310        97.1%
                                                                        -              -           -
     Oregon                    6         583,704        89.8%
                                                                        -              -           -
     Tennessee                 4         389,197        92.4%           4         295,179      96.8%
     Arizona                   2         326,984        99.8%
                                                                         -              -          -
     Virginia                  2         197,324        96.1%           2         197,324      97.7%
     Delaware                  1         232,752        96.1%           1         232,752      94.8%
     Kentucky                  1         205,060        94.7%           1         205,060      95.6%
     Illinois                  1         178,600        86.9%           1         178,600      86.9%
     Michigan                  2         177,399        81.6%           2         177,929      81.5%
     South Carolina            2         162,056        98.8%           2         162,056     100.0%
     Missouri                  1          82,498        99.8%           1          82,498      99.8%
     Wyoming                   1          75,000           0%           -
                            ------      --------    ---------        --------   ----------  --------

        Total                 186     21,784,038       92.5%          109      12,358,160     93.6%
                          =========== ==========    =========       =========  ==========   ========

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

             Grocery Anchor     Number of          % of          % of Annualized
                                 Stores          Total GLA          Base Rent
            Kroger                  39             10.8%              8.89%
            Publix                  30              6.1%              4.04%
            Albertson's             14              3.5%              3.25%
            Winn Dixie              14              3.1%              2.17%

Acquisition and Development of Shopping Centers

On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders held February 26, 1999. At the time of the merger, Pacific owned 71 retail shopping centers that are operating or under construction containing 8.4 million SF of gross leaseable area. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and estimated closing costs of $7.5 million. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock as listed on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity. The properties acquired from Pacific were concurrently contributed by Regency into RCLP in exchange for additional partnership units.

During 1998, the Partnership acquired 30 shopping centers fee simple for approximately $341.9 million and also invested $28.4 million in 12 joint ventures ("JV Properties"), for a total investment of $370.3 million in 42 shopping centers ("1998 Acquisitions"). Included in the 1998 Acquisitions are 32 shopping centers acquired from various entities comprising the Midland Group ("Midland"). Of the 32 Midland centers, 31 are anchored by Kroger, and 12 are owned through joint ventures in which the Partnership's ownership interest is 50% or less. The Partnership's investment in the properties acquired from Midland is $236.6 million at December 31, 1998. During 1999 and 2000, the Partnership may pay contingent consideration of up to an estimated $23 million, through the issuance of Partnership units and the payment of cash. The amount of such consideration, if issued, will depend on the satisfaction of certain performance criteria relating to the assets acquired from Midland. Transferors who received cash at the initial Midland closing will receive contingent future consideration in cash rather than units. On April 16, 1999, the Partnership paid $5.2 million related to this contingent consideration.

Results from Operations

Comparison of 1999 to 1998

Revenues increased $21.8 million or 87% to $47.0 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions. At March 31, 1999, the real estate portfolio contained approximately 21.8 million SF, and was 92.5% leased. Minimum rent increased $17.6 million or 97%, and recoveries from tenants increased $4.7 million or 121%. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $1.8 million in 1999 compared to $2.7 million in 1998, the decrease due primarily to a decrease in brokerage fees. During the first quarter of 1998, the Partnership sold three office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $10.2 million. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $9.7 million or 74% to $23.0 million in 1999. Combined operating and maintenance, and real estate taxes increased $5.2 million or 96% during 1999 to $10.7 million. The increases are due to Pacific and the 1998 Acquisitions. General and administrative expenses increased 10% during 1999 to $3.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $4.1 million during 1999 or 95% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $9.7 million in 1999 from $4.2 million in 1998 or 132% due to increased average outstanding loan balances related to the financing of Pacific and the 1998 Acquisitions on the Line and the assumption of debt.

Net income for common unit holders was $12.9 million in 1999 vs. $18.3 million in 1997, a $5.3 million or 29% decrease the result of a $10.2 million gain recognized in the first quarter of 1998 on the sale of three office buildings and a parcel of land. Diluted earnings per unit in 1999 was $.32 vs. $.69 in 1998 due to the decrease in net income combined with the dilutive impact from the increase in weighted average common units and equivalents of 10.3 million primarily due to the acquisition of Pacific.

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

FFO for the periods ended March 31, 1999 and 1998 are summarized in the following table (in thousands):

                                                     1999         1998

 Net income for common stockholders              $  12,950       18,256
 Add (subtract):
Real estate depreciation and amortization            8,248        4,114
Gain on sale of operating property                       -       (9,336)
                                                  ---------     ---------
 Funds from operations                     $         21,198      13,034
                                                ==========      =========

 Cash flow provided by (used in):
   Operating activities                    $       28,047       13,154
   Investing activities                          (29,493)     (47,757)
   Financing activities                            12,093       25,518
Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $28 million and $13 million for the three months ended March 31, 1999 and 1998, respectively. The Partnership paid scheduled principal payments of $1.1 million and $575,000 during 1999 and 1998, respectively. The Partnership paid distributions of $13.8 million and $4.6 million, during 1999 and 1998, respectively, to its Original Limited Partnership, Class 2 and Series A Preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $29.5 million and $47.8 million, during 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $12.1 million and $25.5 million during 1999 and 1998, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1998. At March 31, 1999, the Partnership had 14 retail properties under construction or undergoing major renovations, with costs to date of $119.6 million. Total committed costs necessary to complete the properties under development is estimated to be $209 million and will be expended through 1999 and 2000.

The Partnership's outstanding debt at March 31, 1999 and December 31, 1998 consists of the following (in thousands):

                                                 1999            1998
                                                 ----            ----
     Notes Payable:
  Fixed rate mortgage loans                 $ 341,212         230,398
  Variable rate mortgage loans                 24,773          11,051
  Fixed rate unsecured loans                  121,178         121,296
                                              -------         -------
 Total notes payable                         487,163          362,745
 Acquisition and development line of credit  441,379          117,631
                                             -------          -------
              Total                        $ 928,542          480,376
                                            ========         ========

During February, 1999, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in May 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

On April 15, 1999 the Partnership completed a $250 million unsecured debt offering in two tranches. The Company issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line. On April 30, 1999, the balance of the Line was $206.9 million.

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

During 1999, the Partnership assumed debt with a fair value of $405.3 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

As of March 31, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                                      Scheduled
                                      Principal      Term Loan         Total
  Scheduled Payments by Year          Payments       Maturities       Payments

  1999                               $  4,908          19,412          24,320
  2000                                  5,519         488,946         494,465
  2001                                  5,387          45,824          51,211
  2002                                  4,687          44,122          48,809
  2003                                  4,654          13,285          17,939
  Beyond 5 Years                       37,752         239,936         277,688
  Net unamortized debt payments             -
                                                       14,110          14,110
                                    ------------     ---------        --------

       Total                          $62,907         865,635         928,542
                                    ============    ==========       ========

Unconsolidated partnerships and joint ventures had mortgage loans payable of $58.8 million at March 31, 1999, and the Company's proportionate share of these loans was $25.5 million.

The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made by the Company. While the Company intends to continue to pay dividends to its stockholders, the Company and the Partnership will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of the real estate portfolio, while still maintaining the Company's qualification as a REIT.

The Partnership's real estate portfolio has grown substantially during 1999 as a result of the acquisitions and development discussed above. The Partnership intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. The Partnership expects to repay the Line from time to time from additional public and private equity and debt offerings through both the Company and the Partnership, such as those completed in previous years. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Partnership's capital resources currently available for liquidity requirements. The Partnership expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

New Accounting Standards and Accounting Changes

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

Inflation

Inflation has remained relatively low during 1990 and 1998 and has had a minimal impact on the operating performance of the shopping centers, however, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

The Partnership's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants and financial institutions. Total costs incurred to date associated with the Year 2000 compliance project have been reflected in the Partnership's income statement throughout 1999 and 1998, and were approximately $250,000.

The Partnership's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We are currently testing these systems, and expect to complete the testing phase by June 30, 1999. Based on testing to date, management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

An assessment of the Partnership's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. Management has begun upgrading these systems and believes that the cost of these systems will not exceed $500,000. It is anticipated that the renovation and testing phases will be complete by June 30, 1999, and the Partnership expects to be compliant upon completion of these phases.

The Partnership has surveyed its major tenants and financial institutions to determine the extent to which the Company is vulnerable to third parties' failure to resolve their Year 2000 issues. Based on the responses to surveys received to date, no risks were identified to take additional action at this point.

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

The Partnership is in the process of establishing a formal contingency plan and expects to have a plan in place by September 30, 1999.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has no plans to enter into derivative or interest rate transactions for speculative purposes, and at March 31, 1999, the Partnership did not have any borrowings hedged with derivative financial instruments.

The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands) based upon contractual terms, weighted average interest rates of debt remaining, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.


                                     1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----
Fixed rate debt                      $8,467      52,954     42,423      48,809     17,939     277,689     448,280    462,390
Average interest rate for all debt    7.98%      8.01%       7.99%      7.87%      7.81%       7.8%          -          -

Variable rate LIBOR debt             $15,853    441,511      8,788        -          -           -        466,152    466,152
Average interest rate for all debt    6.10%      7.30%         -          -          -           -           -          -


As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Forward Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions, including Pacific; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 6 Exhibits and Reports on Form 8-K

Exhibits

3.1 Second Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., dated as of March 5, 1998, (incorporated by reference to Exhibit 10(a) to Regency Realty Corporation's Current Report on Form 8-K/A filed March 19, 1998)

3.2 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership relating to 8.125% Series A Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of Regency Centers, L.P.

10.1 Amended and Restated Credit Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower", Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions, initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided (filed as an exhibit to Regency Realty Corporation's Form 10-K filed March 15, 1999 and incorporated herein by reference)

10.3 Indenture dated as of July 20, 1998 among Regency Centers, L.P., the Guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 of Regency Centers, L.P.)

10.4 Indenture dated as of March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899)

27.1      Financial Data Schedule



Reports on Form 8-K.

None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  May 17, 1999                         REGENCY CENTERS, L..P.



                                             By:       /s/  J. Christian Leavitt
                                                      Senior Vice President
                                                                 and Secretary