Form 10-Q
period 1999-06-30
REGENCY CENTERS LP
filed 1999-08-11
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 1999

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

                                                   REGENCY CENTERS, L.P.
                                               Consolidated Balance Sheets
                                          June 30, 1999 and December 31, 1998


                                                                 1999                 1998
                                                                 ----                 ----
Assets                                                       (unaudited)
Real estate investments, at cost:
 Land                                                     $    528,583,689          222,259,131
 Buildings and improvements                                  1,692,245,580          795,124,798
 Construction in progress - development for investment          54,783,730           15,647,659
 Construction in progress - development for sale                84,535,053           20,869,915
                                                            ---------------      ---------------
                                                             2,360,148,052        1,053,901,503
  Less:  accumulated depreciation                               58,432,768           36,752,466
                                                            ---------------      ---------------
                                                             2,301,715,284        1,017,149,037

 Investments in real estate partnerships                        43,737,090           30,630,540
                                                            ---------------      ---------------
  Net real estate investments                                2,345,452,374        1,047,779,577

Cash and cash equivalents                                        9,674,631           15,536,926
Tenant receivables, net of allowance for uncollectible
accounts of $1,823,732 and $1,787,866 at June 30, 1999
and December 31, 1998, respectively                             26,301,854           13,712,937
Deferred costs, less accumulated amortization of
$3,651,223 and $2,350,267 at June 30, 1999
and December 31, 1998, respectively                              9,656,375            5,156,289
Other assets                                                     6,334,639            4,251,221
                                                            ---------------      ---------------

                                                          $  2,397,419,873        1,086,436,950
                                                            ===============      ===============

Liabilities and Partners' Capital
Liabilities:
 Notes payable                                                  736,274,210          362,744,897
 Acquisition and development line of credit                     243,879,310          117,631,185
 Accounts payable and other liabilities                          43,159,760           17,596,224
 Tenants' security and escrow deposits                            6,533,671            2,638,033
                                                            ---------------      ---------------

   Total liabilities                                          1,029,846,951          500,610,339
                                                            ---------------      ---------------

Limited partners' interest in consolidated partnerships
    (note 2)                                                     11,050,830           11,558,619
                                                             ---------------      ---------------

Partners' Capital:
Series A preferred units, par value $50,
  1,600,000 units issued and outstanding at
  June 30, 1999 and December 31, 1998                            78,800,000           78,800,000
General partner; 58,187,479 and 24,537,723
  units outstanding at June 30, 1999 and
  December 31, 1998, respectively                             1,236,171,847          472,748,608
Limited partners; 1,928,490 and
  1,147,446 units outstanding at June 30, 1999
  and December 31, 1998, respectively                            41,550,245           22,719,384
                                                             ---------------      ---------------
   Total partners' capital                                    1,356,522,092          574,267,992
                                                             ---------------      ---------------

Commitments and contingencies

                                                          $   2,397,419,873        1,086,436,950
                                                             ===============      ===============


See accompanying notes to consolidated financial statements.

                                             REGENCY CENTERS, L.P.
                                  Consolidated Statements of Operations
                          For the Three Months ended June 30, 1999 and 1998
                                                (unaudited)


                                                     1999                  1998
                                                      ----                 ----
Revenues:
  Minimum rent                              $     54,953,189          21,124,547
  Percentage rent                                    444,203             281,359
  Recoveries from tenants                         14,292,872           4,721,860
  Management, leasing and brokerage fees           4,118,783           3,259,509
  Equity in income of investments in
     real estate partnerships                      1,395,100             145,425
                                              ---------------      -------------

   Total revenues                                 75,204,147          29,532,700
                                              ---------------      -------------

Operating expenses:
 Depreciation and amortization                    11,460,840           4,814,460
 Operating and maintenance                         9,108,016           3,447,740
 General and administrative                        5,143,534           3,529,341
 Real estate taxes                                 7,030,429           2,462,897
 Other expenses                                      375,000             300,000

                                              ---------------      -------------
   Total operating expenses                       33,117,819          14,554,438
                                              ---------------      -------------

Interest expense (income):
 Interest expense                                 16,168,053           6,638,099
 Interest income                                    (639,929)          (615,226)

                                               ---------------     -------------
   Net interest expense                           15,528,124           6,022,873
                                               ---------------     -------------

Income before minority interests and sale
 of real estate investments                       26,558,204           8,955,389
                                               ---------------     -------------

Gain on sale of real estate investments                   -              508,678
Minority interest of limited partnersC              (486,094)          (103,009)
                                               ---------------     -------------

 Net income                                       26,072,110           9,361,058

Preferred unit distribution                       (1,625,001)                  -
                                               ---------------     -------------

Net income for common unitholders           $     24,447,109           9,361,058
                                               ===============     =============

Net income per common unit:
          Basic                             $           0.41                0.32
                                               ===============     =============

          Diluted                           $           0.41                0.32
                                               ===============     =============






See accompanying notes to consolidated financial statements

                                  REGENCY CENTERS, L.P.
                         Consolidated Statements of Operations
                     For the Six Months ended June 30, 1999 and 1998
                                     (unaudited)


                                                    1999                 1998
                                                    ----                 ----
Revenues:
  Minimum rent                                 $ 90,508,619           39,197,149
  Percentage rent                                   772,174              831,576
  Recoveries from tenants                        22,781,244            8,559,090
  Management, leasing and brokerage fees          6,013,830            5,988,181
  Equity in income of investments in
  real estate partnerships                        2,136,203              146,411

                                             ---------------       -------------
  Total revenues                                122,212,070           54,722,407
                                             ---------------       -------------

Operating expenses:
 Depreciation and amortization                   19,967,159            9,175,119
 Operating and maintenance                       15,410,001            6,632,184
 General and administrative                       8,780,893            6,962,449
 Real estate taxes                               11,401,939            4,715,289
 Other expenses                                     525,000              300,000

                                             ---------------       -------------
  Total operating expenses                       56,084,992           27,785,041
                                             ---------------       -------------

Interest expense (income):
 Interest expense                                25,826,013           10,799,357
 Interest income                                 (1,092,818)           (933,472)

                                             ---------------       -------------
  Net interest expense                           24,733,195            9,865,885
                                             ---------------       -------------

Income before minority interests and sale
 of real estate investments                      41,393,883           17,071,481
                                             ---------------       -------------

Gain on sale of real estate investments                   -           10,746,097
Minority interest of limited partners              (747,033)           (200,159)
                                             ---------------        ------------

Net income                                       40,646,850           27,617,419

Preferred unit distribution                      (3,250,002)                   -
                                              ---------------       ------------

Net income for common unitholders             $  37,396,848           27,617,419
                                              ===============       ============

Net income per common unit:
  Basic                                       $        0.75                1.01
                                              ===============      =============

  Diluted                                     $        0.75                1.00
                                              ===============      =============





See accompanying notes to consolidated financial statements

                            REGENCY CENTERS, L.P.
                  Consolidated Statements of Changes in Capital
                     For the Six Months Ended June 30, 1999
                                 (Unaudited)

                                                    Series A
                                                    Preferred           General              Limited               Total
                                                      Units             Partner             Partners              Capital

Balance December 31, 1998                     $      78,800,000          472,748,608           22,719,384           574,267,992

Net income                                            3,250,002           36,058,337            1,338,511            40,646,850
Cash contributions from the                                                                                                   -
  issuance of Regency stock/units                             -               70,809                    -                70,809
Cash distributions for dividends                              -          (40,766,863)          (1,437,429)          (42,204,292)
Preferred unit distribution                          (3,250,002)                   -                    -            (3,250,002)
Other contributions (distributions), net                      -           (5,780,775)                   -            (5,780,775)
Units issued for acquisition
  of real estate                                              -          766,258,365           26,513,145           792,771,510
Units exchanged for common
  stock of Regency                                            -            7,583,366           (7,583,366)                    -
                                                  -------------       --------------        -------------        --------------
Balance June 30, 1999                         $      78,800,000        1,236,171,847           41,550,245         1,356,522,092
                                                  =============       ==============        =============        ==============



See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                    Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                              (unaudited)

                                                                      1999                  1998


Cash flows from operating activities:
   Net income                                                   $   40,646,850              27,617,419
   Adjustments to reconcile net income to net
   Cash provided by operating activities:
   Depreciation and amortization                                    19,967,159               9,175,119
   Deferred financing cost and debt premium amortization               (82,187)               (115,200)
   Stock based compensation                                          1,264,038               1,306,757
   Minority interest of limited partners                               747,033                 200,159
   Equity in income of investments in real estate partnerships      (2,136,203)               (146,411)
   Gain on sale of real estate investments                                  -              (10,746,097
   Changes in assets and liabilities:
   Tenant receivables                                               (8,445,600)             (1,654,241)
   Deferred leasing commissions                                     (1,868,040)               (502,290)
   Other assets                                                        901,449              (1,659,589
   Tenants' security deposits                                           77,215                 403,176
   Accounts payable and other liabilities                            7,584,010               3,006,366
                                                                ----------------          --------------
      Net cash provided by operating activities                     58,655,723              26,885,168
                                                                ----------------          --------------

Cash flows from investing activities:
 Acquisition, development and improvements of real estate          (43,021,442)           (120,136,113)
 Acquisition of Pacific, net of cash acquired                       (9,046,230)                      -
 Capital improvements                                               (6,421,178)             (1,908,092)
 Investment in real estate partnerships                            (10,104,935)            (21,276,350)
 Construction in progress for sale, net of reimbursement           (30,934,188)             (1,013,407)
 Proceeds from sale of real estate investments                               -              30,662,197
 Distributions received from real estate partnership
 investments                                                           704,474                  21,123
                                                                  --------------          --------------
     Net cash used in investing activities                         (98,823,499)           (113,650,642)
                                                                  --------------          --------------

Cash flows from financing activities:
  Cash contributions from the issuance of Regency stock
   and partnership units                                                70,809               9,693,102
  Net distributions to limited partners in consolidated
  partnerships                                                        (458,450)               (157,292)
  Distributions to preferred unit holdes                            (3,250,002)                      -
  Cash distributions for dividends                                 (42,204,292)            (25,259,121
  Other (distributions) contributions, net                           (5,780,775)              1,478,481
  Net proceeds from term notes                                     249,845,300                       -
  Net proceeds from issuance of Series A preferred units                     -              78,800,000
  (Repayment) proceeds from acquisition and development
    line of credit, net                                           (145,351,875)             41,600,000
  Proceeds from mortgage loans payable                                       -               7,345,000
  Repayment of mortgage loans payable                              (15,000,200)            (32,763,104)
  Deferred financing costs                                          (3,565,034)               (616,359)
                                                                ---------------           -------------
    Net cash provided by financing activities                       34,305,481              80,120,707
                                                                ---------------           -------------

    Net decrease in cash and cash equivalents                       (5,862,295)             (6,644,767)

Cash and cash equivalents at beginning of period                    15,536,926              14,642,429
                                                                 --------------           -------------

Cash and cash equivalents at end of period                      $    9,674,631               7,997,662
                                                                 ===============          ==============

                     REGENCY CENTERS, L.P.
             Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1999 and 1998
                        (unaudited)
                        -continued-

                                                                                                1999                    1998
                                                                                                ----                    ----
Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately
   $3,935,000 and $1,700,000  in 1999 and 1998 respectively)                           $         19,808,946               8,764,540
                                                                                         ===================     ===================

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed for the acquisition of  Pacific and real estate               $        411,184,783             105,531,486
                                                                                         ===================     ===================

Common stock and exchangeable operating partnership units issued
  to acquire investments in real estate partnerships                                              1,949,020                       -
                                                                                         ===================     ===================
Exchangeable operating partnership units, preferred and common
     stock issued for the acquisition of Pacific and real estate                       $        790,822,490              28,963,411
                                                                                         ===================     ===================

Other liabilities assumed to acquire Pacific                                           $         13,897,643                       -
                                                                                         ===================     ===================



See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

                                   (unaudited)

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              Regency Centers, L.P. ("RCLP" or "Partnership") is the primary entity through which Regency Realty Corporation ("Regency" or "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets.

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At June 30, 1999, Regency owns approximately 97% of the outstanding common units of the Partnership.

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

       The operating results of Pacific and the 1998 Acquisitions are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all of the 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $145.0 and $133.9 million as of June 30, 1999 and 1998, respectively. Pro forma net income for common unitholders would have been $44.4 and $38.3 million as of June 30, 1999 and 1998, respectively. Pro forma basic net income per common unit would have been $.73 and $.63 as of June 30, 1999 and 1998, respectively. Pro forma diluted net income per common unit would have been $.73 and $.63, as of June 30, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

3.     Segments

       The Partnership was formed, and currently operates, for the purpose of 1) operating and developing Partnership owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Partnership had previously operated four office buildings, all of which have been sold during 1998. The Partnership's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Partnership assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations (FFO) on a diluted basis. The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Partnership considers FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect FFO on the same basis. While management believes that FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, FFO, and assets for each of the reportable segments are summarized as follows for the six month periods ended as of June 30, 1999 and 1998.

       Revenues:                                      1999              1998
       ---------                                      ----              ----
         Retail segment                      $   116,198,240        48,201,532
         Service operations segment                6,013,830         5,988,181
         Office buildings segment                          -           532,694
                                             ----------------- ----------------
            Total revenues                $      122,212,070        54,722,407
                                             ================= ================

       Funds from Operations:
         Retail segment net operating income                           $       89,386,300       36,923,351
         Service operations segment income                                      6,013,830        5,988,181
         Office buildings segment net operating income                                  -          463,402

         Adjustments to calculate consolidated FFO:
           Interest expense                                                   (25,826,013)     (10,799,357)
           Interest income                                                      1,092,818          933,472
           Earnings from recurring land sales                                           -          901,854

           General and administrative and other expenses                       (9,305,893)      (7,262,449)
           Non-real estate depreciation                                          (391,511)        (285,147)
           Minority interests of limited partners                                (747,033)        (200,159)
           Minority interests in depreciation and amortization                   (359,452)        (256,722)
           Share of joint venture depreciation and amortization                   286,549          154,599
           Dividends on preferred units                                        (3,250,002)               -

                                                                          ----------------- -----------------
             Funds from Operations                                             56,899,593       26,561,025
                                                                          ----------------- -----------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation and amortization                  (19,575,648)      (8,889,972)
           Minority interests in depreciation and amortization                    359,452          256,722
           Share of joint venture depreciation and amortization                  (286,549)        (154,599)
           Earnings from property  sales                                                -        9,844,243
                                                                          ----------------- -----------------
             Net income for common unitholders                         $       37,396,848       27,617,419
                                                                          ================= =================

        Assets by reportable segment as of June 30, 1999 and December 31, 1998 are as follows. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

       Assets (in thousands):                                                   1999              1998
       ----------------------                                                   ----              ----

         Retail segment                                                $        2,260,917          1,026,910
         Service operations segment                                                84,535             20,870
         Office buildings segment                                                        -                 -

         Cash and other assets                                                     51,968             38,657
                                                                          ----------------- -----------------
           Total assets                                                $        2,397,420          1,086,437
                                                                          ================= =================

4.     Notes Payable and Acquisition and Development Line of Credit

       The Partnership's outstanding debt at June 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                                             1999            1998
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        341,469         230,398
                    Variable rate mortgage loans                                23,862          11,051
                    Fixed rate unsecured loans                                 370,944         121,296
                                                                         -------------- ---------------
                          Total notes payable                                  736,275         362,745
                Acquisition and development line of credit                     243,879         117,631
                                                                         -------------- ---------------
                         Total                                        $        980,154         480,376
                                                                         ============== ===============

       During February, 1999, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

       During 1999, the Partnership assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of June 30, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal       Term Loan         Total
              Scheduled Payments by Year                        Payments      Maturities       Payments

              1999                                        $           3,377         12,899           16,276
              2000                                                    5,711         47,590           53,301
              2001                                                    5,621        291,689          297,310
              2002                                                    4,943         44,120           49,063
              2003                                                    4,933         13,286           18,219
              Beyond 5 Years                                         42,205        490,225          532,430
              Net unamortized debt payments                               -         13,555           13,555
                                                             --------------- -------------- ----------------
                   Total                                  $          66,790        913,364          980,154
                                                             =============== ============== ================

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $64.0 million at June 30, 1999, and the Partnership's proportionate share of these loans was $28.1 million.

5.     Regency's Stockholders' Equity and Partners' Capital

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. In connection with the Units and shares of common stock issued in March 1998 related to earnout payments, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. In conjunction with the acquisition of Pacific, SC-USREALTY exchanged their Pacific shares for 22.6 million Regency common shares. As of June 30, 1999, SC-USREALTY owns approximately 34.3 million shares of common stock or 57.5% of the outstanding common shares.

       In connection with the acquisition of shopping centers, the Partnership has issued Original Limited Partnership and Class 2 Units to limited partners convertible on a one for one basis into shares of common stock of the Company. There are currently 1,140,886 such units outstanding. In conjunction with the merger of Pacific, there are 787,604 units outstanding that are convertible into Regency common stock.

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

       As part of the acquisition of Pacific, the Company issued Series 1 and Series 2 preferred shares. Series 1 preferred shares are convertible into Series 2 preferred shares on a one-for-one basis and contain provisions for adjustment to prevent dilution. The Series 1 preferred shares are entitled to a quarterly dividend in an amount equal to $0.0271 less than the common dividend and are cumulative. Series 2 preferred shares are convertible into common shares on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. The Company may redeem the preferred shares any time after October 20, 2010 at a price of $20.83 per share, plus all declared but unpaid dividends.

       During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

6.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months period ended June 30, 1999 and 1998 (in thousands except per share data):

                                                                                  1999         1998
       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                          58,040         24,822
                                                                               =========== ==============

       Net income for common unitholders                                    $      24,447          9,361
       Less: dividends paid on Class B common stock,
           Series 1 and Series 2 Preferred stock                                    (931)        (1,344)
                                                                               ----------- --------------
       Net income for Basic EPU                                             $      23,516          8,017
                                                                               =========== ==============

       Basic EPU                                                            $        0.41           0.32
                                                                               =========== ==============

       Diluted Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding for Basic                                58,040         24,822
           EPU
       Incremental units to be issued under common stock
          options using the Treasury method                                             6              -
       Contingent units for the acquisition of real estate                              -            520
                                                                               ----------- --------------
            Total diluted units                                                    58,046         25,342
                                                                               =========== ==============

       Diluted EPU                                                          $        0.41           0.32
                                                                               =========== ==============

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

       The following summarizes the calculation of basic and diluted earnings per unit for the six month periods ended June 30, 1999 and 1998 (in thousands except per share data):

                                                                                 1999          1998

       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                          46,659         24,569
                                                                             ============= ==============

       Net income for common unitholders                                  $        37,397         27,617
       Less: dividends paid on Class B common stock,
           Series 1 and Series 2 Preferred stock                                  (2,309)        (2,689)
                                                                             ------------- --------------
       Net income for Basic EPU                                           $        35,088         24,928
                                                                             ============= ==============

       Basic EPU                                                          $          0.75           1.01
                                                                             ============= ==============

       Diluted Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding for Basic                                46,659         24,569
           EPU
       Incremental units to be issued under common stock
          options using the Treasury method                                             3             27
       Contingent units for the acquisition of real estate                              -            428
                                                                             ------------- --------------
            Total diluted units                                                    46,662         25,024
                                                                             ============= ==============

       Diluted EPU                                                        $          0.75           1.00
                                                                             ============= ==============

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

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 214 properties included in the Company's portfolio at June 30, 1999, 196 properties were owned either fee simple or through partnerships interests by the Partnership. At June 30, 1999, the Company had an investment in real estate, at cost, of approximately $2.5 billion of which $2.4 billion or 95% was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood infill shopping centers. Infill refers to shopping centers within a targeted investment market offering sustainable competitive advantages such as barriers to entry resulting from zoning restrictions, growth management laws, or limited new competition from development or expansions. The Partnership's properties (including properties under development) summarized by state in order by their gross leasable areas (GLA) follows:

                                            June 30, 1999                                December 31, 1998
                                            -------------                                -----------------
   Location               # Properties          GLA          % Leased     # Properties        GLA           % Leased
   --------               ------------        ---------      --------     ------------    -----------       --------

   Florida                     39          4,846,630          91.7%            36          4,571,617         92.9%
   Texas                       30          4,084,686          85.6%             5            479,900         84.7%
   California                  36          3,820,264          96.0%             -              -              -
   Georgia                     25          2,541,347          92.7%            25          2,560,383         92.8%
   Ohio                        14          1,892,686          93.3%            12          1,527,510         96.8%
   North Carolina              12          1,241,633          97.5%            12          1,239,783         98.3%
   Colorado                     9            865,031          95.8%             5            447,569         89.4%
   Washington                   8            851,485          93.7%             -              -              -
   Oregon                       6            583,704          94.3%             -              -              -
   Tennessee                    4            388,357          96.8%             4            295,179         96.8%
   Arizona                      2            326,984          99.8%             -              -              -
   Delaware                     1            232,752          96.1%             1            232,752         94.8%
   Kentucky                     1            205,060          92.3%             1            205,060         95.6%
   Virginia                     2            197,324          96.1%             2            197,324         97.7%
   Illinois                     1            178,600          85.9%             1            178,600         86.9%
   Michigan                     2            177,399          81.5%             2            177,929         81.5%
   South Carolina               2            162,056          98.2%             2            162,056        100.0%
   Missouri                     1             82,498          98.4%             1             82,498         99.8%
   Wyoming                      1             75,000          81.3%             -              -              -
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                  196         22,753.496          92.4%           109         12,358,160         93.6%
                          ============== =============== ================ ============== =============== =============


The Partnership, is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Partnership's current investment markets have continued to offer strong stable economies, and accordingly, the Partnership expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Partnership's shopping centers or expected to occupy shopping centers currently under construction at June 30, 1999:

         Grocery Anchor         Number of          % of          % of Annualized
                                 Stores          Total GLA          Base Rent
          Kroger                    49             12.7%             11.10%
          Publix                    31              6.1%              4.19%
          Albertson's               14              3.3%              3.20%
          Winn Dixie                13              2.8%              2.04%

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

Results from Operations

Comparison of the six months ended June 30, 1999 to 1998

Revenues increased $67.5 million or 123% to $122.2 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions. At June 30, 1999, the real estate portfolio contained approximately 22.8 million SF, and was 92.4% leased. Minimum rent increased $51.3 million or 131%, and recoveries from tenants increased $14.2 million or 166%. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $6 million in both 1999 and 1998. During 1998, the Partnership sold four office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $28.3 million or 102% to $56.1 million in 1999. Combined operating and maintenance, and real estate taxes increased $15.5 million or 136% during 1999 to $26.8 million. The increases are due to Pacific and the 1998 Acquisitions. General and administrative expenses increased 26% during 1999 to $8.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $10.8 million during 1999 or 118% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $25.8 million in 1999 from $10.8 million in 1998 or 139% due to increased average outstanding loan balances related to the financing of Pacific and the 1998 Acquisitions on the Line and the assumption of debt.

Net income for common unit holders was $37.4 million in 1999 vs. $27.6 million in 1998, a $9.8 million or 35% increase for the reasons previously described. Diluted earnings per unit in 1999 was $.75 vs. $1.00 in 1998 due to the gain offset by the dilutive impact from the increase in weighted average common units and equivalents of 21.6 million primarily due to the acquisition of Pacific.

Comparison of the three months ended June 30, 1999 to 1998

Revenues increased $45.7 million or 155% to $75.2 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions. At June 30, 1999, the real estate portfolio contained approximately 22.8 million SF, and was 92.4% leased. Minimum rent increased $33.8 million or 160%, and recoveries from tenants increased $9.6 million or 203%. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $4.1 million in 1999 compared to $3.3 million in 1998, the increase due primarily to a increase in brokerage fees. During 1998, the Partnership sold four office buildings and a parcel of land for $26.7 million, and recognized a gain on the sale of $509,000 relating to the transaction in the second quarter of 1998, after recording a gain of $10.2 million in the first quarter of 1998. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $18.6 million or 128% to $33.1 million in 1999. Combined operating and maintenance, and real estate taxes increased $10.2 million or 173% during 1999 to $16.1 million. The increases are due to Pacific and the 1998 Acquisitions. General and administrative expenses increased 46% during 1999 to $5.1 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $6.6 million during 1999 or 138% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $16.2 million in 1999 from $6.6 million in 1998 or 144% due to increased average outstanding loan balances related to the financing of Pacific and the 1998 Acquisitions on the Line and the assumption of debt.

Net income for common unit holders was $24.4 million in 1999 vs. $9.4 million in 1997, a $15 million or 161% increase for the reasons previously described. Diluted earnings per unit in 1999 was $.41 vs. $.32 in 1998 due to the increase in net income offset by the dilutive impact from the increase in weighted average common units and equivalents of 32.7 million primarily due to the acquisition of Pacific.

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

FFO for the periods ended June 30, 1999 and 1998 are summarized in the following table (in thousands):

                                                          1999         1998

Net income for common unitholders               $       37,397       27,617
Add (subtract):
  Real estate depreciation and amortization             19,503        8,788
  (Gain) on sale of operating property                       -       (9,844)
                                                   ------------ ------------
Funds from operations                           $       56,900       26,561
                                                   ============ ============

Cash flow provided by (used in):
  Operating activities                          $       58,656       26,885
  Investing activities                                 (98,823)    (113,651)
  Financing activities                                  34,305       80,121

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $58.7 million and $26.9 million for the six months ended June 30, 1999 and 1998, respectively. The Partnership paid scheduled principal payments of $2.7 million and $1.4 million during the first six months of 1999 and 1998, respectively. The Partnership paid distributions of $45.4 million and $25.3 million, during 1999 and 1998, respectively, to its Original Limited Partnership, Class 2 and Series A Preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $98.8 million and $113.7 million, during the first six months of 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $34.3 million and $80.1 for the six months ended June 30, 1999 and 1998, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1998. At June 30, 1999, the Partnership had 45 retail properties under construction or undergoing major renovations, with costs to date of $203 million. Total committed costs necessary to complete the properties under development is estimated to be $174 million and will be expended through 1999 and 2000.

The Partnership's outstanding debt at June 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                        1999            1998
                                                        ----            ----
 Notes Payable:
     Fixed rate mortgage loans                $        341,469         230,398
     Variable rate mortgage loans                       23,862          11,051
     Fixed rate unsecured loans                        370,944         121,296
                                                 -------------- ---------------
           Total notes payable                         736,275         362,745

Acquisition and development line of credit             243,879         117,631
                                                 -------------- ---------------
          Total                               $        980,154         480,376
                                                 ============== ===============

During February, 1999, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Company's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. The Company is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

During 1999, the Partnership assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

As of June 30, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                   Scheduled
                                   Principal       Term Loan        Total
 Scheduled Payments by Year         Payments      Maturities       Payments

        1999                        $ 3,377         12,899          16,276
        2000                          5,711         47,590          53,301
        2001                          5,621        291,689         297,310
        2002                          4,943         44,120          49,063
        2003                          4,933         13,286          18,219
        Beyond 5 Years               42,205        490,225         532,430
 Net unamortized debt payments            -         13,555          13,555
                                ------------- ------------   -------------
      Total                    $     66,790        913,364         980,154
                                ============= ============   =============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $64.0 million at June 30, 1999, and the Company's proportionate share of these loans was $28.1 million.

The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions o stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made by the Company. While the Company intends to continue to pay dividends to its stockholders, the Company and the Partnership will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of the real estate portfolio, while still maintaining the Company's qualification as a REIT.

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

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership does not believe FAS 133 will materially effect its financial statements.

Environmental Matters

The Partnership like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Company has approximately 38 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company or the Partnership due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company or Partnership.

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

The Partnership's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying our major tenants, financial institutions, and utility companies.

The Partnership's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We have tested, and remedied as needed, our general accounting and property management information system, all servers and their operating systems, all principal desktop software applications, and 70% of our personal computers and PC operating systems. Based on the test results, Management does not anticipate any Year 2000 problems that will materially impact operations or operating results.

An assessment of the Partnership's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. These non-compliant systems are in the process of being replaced. All such replacements will be completed prior to September 30, 1999. It is expected that the additional costs associated with these replacements will be less than $100,000.

The Partnership has surveyed its major tenants, financial institutions, and utility companies in order to determine the extent to which the Partnership is vulnerable to third party Year 2000 failures. We have received responses from 100% of our principal tenants and financial institutions and 98% of the utility companies that provide service to our shopping centers. All parties have indicated that they are Year 2000 compliant or will be by September 30, 1999. However, there are no assurances that these entities will not experience failures that might disrupt the operations of the Partnership.

Management believes the Year 2000 Compliance Project, summarized above, has adequately addressed the Year 2000 risk. Certain events are beyond the control of Management, primarily related to the readiness of customers and suppliers, and can not be tested. Management believes this risk is mitigated by the fact that the Partnership deals with numerous geographically disbursed customers and suppliers. Any third party failures should be isolated and short term, however, there can be no guarantee that the systems of unrelated entities will be corrected on a timely basis and will not have an adverse effect on the Partnership.

While the Partnership does not expect major business interruptions as a result of the Year 2000 issue, we are currently developing a formal Year 2000 contingency plan, which is expected to be in place by November 1999.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has no plans to enter into derivative or interest rate transactions for speculative purposes, and at June 30, 1999, the Partnership did not have any borrowings hedged with derivative financial instruments.

The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands) based upon contractual terms, weighted average interest rates of debt remaining, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                      Fair
                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----


Fixed rate debt                       3,317      53,170     42,661      49,063     18,218     532,430     698,859    712,413
Average interest rate for all debt    7.81%      7.81%       7.78%      7.70%      7.66%       7.81%          -        -

Variable rate LIBOR debt             12,959       132       254,650       -          -           -        267,741    267,741
Average interest rate for all debt    6.13%      6.13%         -          -          -           -           -          -


As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

Item 6 Exhibits and Reports on Form 8-K:

(c)      Exhibits:

           Reports on Form 8-K.
           None





27.1       Financial Data Schedule

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  August 11, 1999                      REGENCY CENTERS, L..P.



                                             By:       /s/  J. Christian Leavitt
                                                        Senior Vice President
                                                         and Secretary