Form 10-Q
period 1999-09-30
REGENCY CENTERS LP
filed 1999-11-08
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Part I
Item 1.  Financial Statements


                                        REGENCY CENTERS, L.P.
                                     Consolidated Balance Sheets
                              September 30, 1999 and December 31, 1998

                                                                                    1999                    1998
                                                                                    ----                    ----
                                                                                (unaudited)

Assets
Real estate investments, at cost:
     Land                                                                    $     531,308,266             222,259,131
     Buildings and improvements                                                  1,707,307,063             795,124,798
     Construction in progress - development for investment                          81,899,349              15,647,659
     Construction in progress - development for sale                               110,868,541              20,869,915
                                                                              -----------------       -----------------
                                                                                 2,431,383,219           1,053,901,503
     Less:  accumulated depreciation                                                70,057,166              36,752,466
                                                                              -----------------       -----------------
                                                                                 2,361,326,053           1,017,149,037

     Investments in real estate partnerships                                        58,567,208              30,630,540
                                                                              -----------------       -----------------
          Net real estate investments                                            2,419,893,261           1,047,779,577

Cash and cash equivalents                                                           19,843,230              15,536,926
Tenant receivables, net of allowance for uncollectible accounts of $1,632,837 and $1,787,866 at September 30, 1999
     and December 31, 1998, respectively                                            28,399,882              13,712,937
Deferred costs, less accumulated amortization of
     $4,517,310 and $2,350,267 at September 30, 1999
     and December 31, 1998, respectively                                            10,763,167               5,156,289
Other assets                                                                         6,371,616               4,251,221
                                                                              -----------------       -----------------

                                                                             $   2,485,271,156           1,086,436,950
                                                                              =================       =================

Liabilities and Partners' Capital
Liabilities:
     Notes payable                                                                 723,819,893             362,744,897
     Acquisition and development line of credit                                    144,179,310             117,631,185
     Accounts payable and other liabilities                                         39,607,989              17,596,224
     Tenants' security and escrow deposits                                           7,154,897               2,638,033
                                                                              -----------------       -----------------

           Total liabilities                                                       914,762,089             500,610,339
                                                                              -----------------       -----------------

Limited partners' interest in consolidated partnerships
     (note 2)                                                                       10,580,517              11,558,619
                                                                              -----------------       -----------------

Partners' Capital:
Series A preferred units, par value $50: 1,600,000 units
     issued and outstanding at September 30, 1999 and
     December 31, 1998                                                              78,800,000              78,800,000
Series B  preferred units, par value $100: 850,000 units
     issued and outstanding at September 30, 1999                                   82,875,000                       -
Series C  preferred units, par value $100: 750,000 units
     issued and outstanding at September 30, 1999                                   73,125,000                       -
Series D  preferred units, par value $100: 500,000 units
     issued and outstanding at September 30, 1999                                   49,250,000                       -
General partner; 58,213,342 and 24,537,723 units outstanding
     at September 30, 1999 and December 31, 1998, respectively                   1,235,791,802             472,748,608
Limited partners; 1,871,496 and 1,147,446 units outstanding
     at September 30, 1999 and December 31, 1998, respectively                      40,086,748              22,719,384
                                                                              -----------------       -----------------
          Total partners' capital                                                1,559,928,550             574,267,992
                                                                              -----------------       -----------------

Commitments and contingencies

                                                                            $    2,485,271,156           1,086,436,950
                                                                              =================       =================


See accompanying notes to consolidated financial statements.

                                      REGENCY CENTERS, L.P.
                                Consolidated Statements of Operations
                         For the Three Months ended September 30, 1999 and 1998
                                           (unaudited)


                                                                                    1999                    1998
                                                                                    ----                    ----

Revenues:
     Minimum rent                                                           $       55,144,149              23,353,258
     Percentage rent                                                                   268,143                  91,356
     Recoveries from tenants                                                        13,741,167               5,442,963
     Management, leasing and brokerage fees                                          4,540,031               3,079,485
     Equity in income of investments in
        real estate partnerships                                                     1,218,075                 364,778
                                                                              -----------------       -----------------
           Total revenues                                                           74,911,565              32,331,840
                                                                              -----------------       -----------------

Operating expenses:
     Depreciation and amortization                                                  12,184,080               5,556,794
     Operating and maintenance                                                       9,845,931               3,808,875
     General and administrative                                                      4,795,323               3,325,878
     Real estate taxes                                                               7,284,639               2,770,508
     Other expenses                                                                    375,000                  50,000
                                                                              -----------------       ----------------

           Total operating expenses                                                 34,484,973              15,512,055
                                                                              -----------------       -----------------

Interest expense (income):
     Interest expense                                                               14,672,670               5,973,763
     Interest income                                                                  (479,652)               (405,787)
                                                                              -----------------       -----------------
           Net interest expense                                                     14,193,018               5,567,976
                                                                              -----------------       -----------------

           Income before minority interests and sale
             of real estate investments                                             26,233,574              11,251,809
                                                                              -----------------       -----------------

Loss on sale of real estate investments                                                      -                  (8,871)
Minority interest of limited partners                                                   83,702                (189,385)
                                                                              -----------------       -----------------

     Net income                                                                     26,317,276              11,053,553

Preferred unit distributions                                                        (2,334,376)             (1,733,333)
                                                                              -----------------       -----------------

           Net income for common unitholders                                $       23,982,900               9,320,220
                                                                              =================       =================

Net income per common unit:
           Basic                                                            $             0.40                    0.34
                                                                              =================       =================
           Diluted                                                          $             0.40                    0.33
                                                                              =================       =================


See accompanying notes to consolidated financial statements

                                       REGENCY CENTERS, L.P.
                               Consolidated Statements of Operations
                        For the Nine Months ended September 30, 1999 and 1998
                                         (unaudited)


                                                                                    1999                    1998
                                                                                    ----                    ----

Revenues:
     Minimum rent                                                           $      145,652,768              62,550,407
     Percentage rent                                                                 1,040,317                 922,932
     Recoveries from tenants                                                        36,522,411              14,002,053
     Management, leasing and brokerage fees                                         10,553,861               9,067,666
     Equity in income of investments in
        real estate partnerships                                                     3,354,278                 511,189
                                                                              -----------------       -----------------
           Total revenues                                                          197,123,635              87,054,247
                                                                              -----------------       -----------------

Operating expenses:
     Depreciation and amortization                                                  32,151,239              14,731,913
     Operating and maintenance                                                      25,255,932              10,441,059
     General and administrative                                                     13,576,216              10,288,327
     Real estate taxes                                                              18,686,578               7,485,797
     Other expenses                                                                    900,000                 350,000
                                                                              -----------------       -----------------
           Total operating expenses                                                 90,569,965              43,297,096
                                                                              -----------------       -----------------

Interest expense (income):
     Interest expense                                                               40,498,683              16,773,120
     Interest income                                                                (1,572,470)             (1,339,259)
                                                                              -----------------       -----------------
           Net interest expense                                                     38,926,213              15,433,861
                                                                              -----------------       -----------------

           Income before minority interests and sale
             of real estate investments                                             67,627,457              28,323,290
                                                                              -----------------       -----------------

Gain on sale of real estate investments                                                      -              10,737,226
Minority interest of limited partners                                                 (663,331)               (389,544)
                                                                              -----------------       -----------------

Net income                                                                          66,964,126              38,670,972

Preferred unit distributions                                                        (5,584,378)             (1,733,333)
                                                                              -----------------       -----------------

           Net income for common unitholders                                $       61,379,748              36,937,639
                                                                              =================       =================

Net income per common unit:
           Basic                                                            $             1.15                    1.42
                                                                              =================       =================
           Diluted                                                          $             1.15                    1.40
                                                                              =================       =================


See accompanying notes to consolidated financial statements

                                     REGENCY CENTERS, L.P.
                          Consolidated Statement of Changes in Capital
                         For the Nine Months Ended September 30, 1999
                                       (Unaudited)


                                              Preferred        General             Limited            Total
                                                Units          Partner            Partners           Capital
                                            ------------     -----------        ------------        ----------

Balance December 31, 1998               $     78,800,000      472,748,608         22,719,384        574,267,992

Net income                                     5,584,378       59,271,386          2,108,362         66,964,126
Cash contributions from the                                                                                   -
  issuance of Regency stock and units                  -          105,809                  -            105,809
Cash received for the issuance of
  preferred units, net                       205,250,000                -                  -        205,250,000
Cash distributions for dividends                       -      (69,625,481)        (2,280,947)       (71,906,428)
Preferred unit distribution                   (5,584,378)               -                  -         (5,584,378)
Other distributions, net                               -         (562,558)                 -           (562,558)
Units issued for acquisition
  of real estate                                       -      766,258,365         26,513,145        792,771,510
Units converted for cash                               -                -         (1,377,523)        (1,377,523)
Units exchanged for common
  stock of Regency                                     -        7,595,673         (7,595,673)                 -
                                          ---------------  ---------------   ---------------      --------------
Balance September 30, 1999              $    284,050,000    1,235,791,802         40,086,748      1,559,928,550
                                          =============== ================   ================     ==============



See accompanying notes to consolidated financial statements

                                             REGENCY CENTERS, L.P.
                                       Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 1999 and 1998
                                                  (unaudited)

                                                                                                1999                    1998
                                                                                                ----                    ----

Cash flows from operating activities:
    Net income                                                                         $         66,964,126              38,670,972
    Adjustments to reconcile net income to net
      Cash provided by operating activities:
          Depreciation and amortization                                                          32,151,239              14,731,913
          Deferred financing cost and debt premium amortization                                      31,379                (741,922)
          Stock based compensation                                                                1,921,831               1,921,484
          Minority interest of limited partners                                                     663,331                 389,544
          Equity in income of investments in real estate partnerships                            (3,354,278)               (511,189)
          Gain on sale of real estate investments                                                         -             (10,737,226)
          Changes in assets and liabilities:
              Tenant receivables                                                                (10,546,128)             (7,139,350)
              Deferred leasing commissions                                                       (3,059,125)             (1,309,105)
              Other assets                                                                          559,800              (4,972,578)
              Tenants' security deposits                                                            698,441                 570,983
              Accounts payable and other liabilities                                              3,757,558              10,075,675
                                                                                         -------------------     -------------------
                 Net cash provided by operating activities                                       89,788,174              40,949,201
                                                                                         -------------------     -------------------

Cash flows from investing activities:
     Acquisition and development of real estate                                                 (86,116,776)           (179,114,491)
     Acquisition of Pacific, net of cash acquired                                                (9,046,230)                      -
     Capital improvements                                                                        (9,290,763)             (3,679,757)
     Investment in real estate partnerships                                                     (23,714,109)            (23,337,738)
     Construction in progress for sale, net of reimbursement                                    (57,267,676)              3,445,834
     Proceeds from sale of real estate investments                                                        -              30,662,197
     Distributions received from real estate partnership investments                                704,474                  35,844
                                                                                         -------------------     -------------------
                 Net cash used in investing activities                                         (184,731,080)           (171,988,111)
                                                                                         -------------------     -------------------

Cash flows from financing activities:
     Cash contributions from the issuance of Regency stock
         and partnership units                                                                      105,809               9,740,754
     Redemption of partnership units                                                             (1,377,523)                      -
     Net distributions to limited partners in consolidated partnerships                            (940,763)               (234,577)
     Distributions to preferred unit holders                                                     (5,584,378)             (1,733,333)
     Cash distributions for dividends                                                           (71,906,428)            (38,783,993)
     Other (distributions) contributions, net                                                      (562,558)             12,595,235
     Net proceeds from term notes                                                               249,845,300              99,758,000
     Net proceeds from issuance of preferred units                                              205,250,000              78,800,000
     Repayment of acquisition and development
        line of credit, net                                                                    (245,051,875)             (2,200,000)
     Proceeds from mortgage and construction loans payable                                        2,555,836               7,345,000
     Repayment of mortgage loans payable                                                        (28,737,382)            (34,576,785)
     Deferred financing costs                                                                    (4,346,828)             (1,244,787)
                                                                                         -------------------     -------------------
                 Net cash provided by financing activities                                       99,249,210             129,465,514
                                                                                         -------------------     -------------------

                 Net increase (decrease) in cash and cash equivalents                             4,306,304              (1,573,396)

Cash and cash equivalents at beginning of period                                                 15,536,926              14,642,429
                                                                                         -------------------     -------------------

Cash and cash equivalents at end of period                                             $         19,843,230              13,069,033
                                                                                         ===================     ===================

                                  REGENCY CENTERS, L.P.
                          Consolidated Statements of Cash Flows
                           For the Nine Months Ended September 30, 1999 and 1998
                                         (unaudited)
                                         -continued-

                                                                                                1999                    1998
                                                                                                ----                    ----


Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately
   $7,485,000 and $3,447,000  in 1999 and 1998 respectively)                           $         40,939,225              13,916,091
                                                                                         ===================     ===================

Supplemental disclosure of non-cash transactions:
  Mortgage loans assumed for the acquisition of  Pacific and real estate               $        411,184,783             107,002,084
                                                                                         ===================     ===================

Common stock and exchangeable operating partnership units issued
  to acquire investments in real estate partnerships                                   $          1,949,020                       -
                                                                                         ===================     ===================

 Exchangeable operating partnership units, preferred and common
     stock issued for the acquisition of Pacific and real estate                       $        790,822,490              28,963,411
                                                                                         ===================     ===================

Other liabilities assumed to acquire Pacific                                           $         13,897,643                       -
                                                                                         ===================     ===================



See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At September 30, 1999, Regency owns approximately 97% of the outstanding common units of the Partnership.

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

              The Partnership's ownership interests are represented by Units, of which there are (i) Series A Preferred Units, (ii) Series B Preferred Units (iii) Series C Preferred Units (iv) Series D Preferred Units (v) Original Limited Partnership Units, all of which were issued in connection with the Branch acquisition, (vi) Class 2 Units, all of which were issued in connection with the Midland and other property acquisitions, and (vii) Class B Units, all of which are owned by Regency. Each outstanding Unit other than Class B Units and Series A, B, C, and D Preferred Units is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

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

       The operating results of Pacific and the 1998 Acquisitions are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all of the 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $219.9 and $200.9 million as of September 30, 1999 and 1998, respectively. Pro forma net income for common unitholders would have been $67.8 and $57.6 million as of September 30, 1999 and 1998, respectively. Pro forma basic net income per common unit would have been $1.15 and $0.98 as of September 30, 1999 and 1998, respectively. Pro forma diluted net income per common unit would have been $1.15 and $0.97 as of September 30, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

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

       The accounting policies of the segments are the same as those described in note 1. The revenues, FFO, and assets for each of the reportable segments are summarized as follows for the nine month periods ended September 30, 1999 and 1998.


       Revenues:                                                                1999              1998
       ---------                                                                ----              ----

         Retail segment                                                $    186,569,774        77,453,887
         Service operations segment                                          10,553,861         9,067,666
         Office buildings segment                                                     -           532,694
                                                                          ---------------- ---------------
            Total revenues                                             $    197,123,635        87,054,247
                                                                          ================ ================

       Funds from Operations:
         Retail segment net operating income                           $    142,627,262        59,596,323
         Service operations segment income                                   10,553,861         9,067,666
         Office buildings segment net operating income                                -           463,402
         Adjustments to calculate consolidated FFO:
           Interest expense                                                 (40,498,683)      (16,773,120)
           Interest income                                                    1,572,470         1,339,259
           Earnings from recurring land sales                                         -           901,854
           General and administrative and other expenses                    (14,476,216)      (10,638,327)
           Non-real estate depreciation                                        (661,600)         (464,949)
           Minority interests of limited partners                              (663,331)         (389,544)
           Minority interests in depreciation and amortizatio                  (433,578)         (385,924)
           Share of joint venture depreciation and amortizatin                  461,768           447,841
           Dividends on preferred units                                      (5,584,378)       (1,733,333)
                                                                          ----------------- -----------------
             Funds from Operations                                           92,897,575        41,431,148
                                                                          ----------------- -----------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation and amortization                (31,489,637)      (14,266,964)
           Minority interests in depreciation and amortization                  433,578           385,924
           Share of joint venture depreciation and amortization                (461,768)         (447,841)
           Earnings from property  sales                                              -         9,835,372
                                                                          ----------------- -----------------
             Net income for common unitholders                         $     61,379,748        36,937,639
                                                                          ================= =================

       Assets by reportable segment as of September 30, 1999 and December 31, 1998 are as follows. Non-segment assets to reconcile to total assets include cash, accounts receivable and deferred financing costs.

       Assets (in thousands):                           1999              1998
       ----------------------                           ----              ----
         Retail segment                      $      2,309,023          1,026,910
         Service operations segment                   110,869             20,870
         Cash and other assets                         65,379             38,657
                                             ----------------- -----------------
           Total assets                      $      2,485,271          1,086,437
                                             ================= =================

4.     Notes Payable and Acquisition and Development Line of Credit

 The Partnership's outstanding debt at September 30, 1999 and December 31,1998 consists of the following (in thousands):

                                                           1999            1998
                                                           ----            ----
     Notes Payable:
         Fixed rate mortgage loans                 $     339,476         230,398
         Variable rate mortgage loans                     13,517          11,051
         Fixed rate unsecured loans                      370,827         121,296
                                                     -----------    ------------
               Total notes payable                       723,820         362,745
     Acquisition and development line of credit          144,179         117,631
                                                     -----------    ------------
              Total                                $     867,999         480,376
                                                    =============   ============

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

       Mortgage loans are secured by certain real estate properties, but generally may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019.
       Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

       During 1999, the Partnership assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       As of September 30, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal       Term Loan         Total
              Scheduled Payments by Year                        Payments      Maturities       Payments
                                                              -----------    -----------      ---------


              1999                                        $           1,718              -            1,718
              2000                                                    5,711         47,608           53,319
              2001                                                    5,621        194,572          200,193
              2002                                                    4,943         44,114           49,057
              2003                                                    4,933         13,301           18,234
              Beyond 5 Years                                         42,210        490,227          532,437
              Net unamortized debt payments                               -         13,041           13,041
                                                             --------------- -------------- ----------------
                   Total                                  $          65,136        802,863          867,999
                                                             =============== ============== ================

       Unconsolidated partnerships and joint ventures had mortgage loans payable
       of  $54.9   million  at  September  30,  1999,   and  the   Partnership's
       proportionate share of these loans was $23.5 million.

5.     Regency's Stockholders' Equity and Partners' Capital

       On June 11, 1996, the Company entered into a Stockholders Agreement (the "Agreement") with SC-USREALTY granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SC-USREALTY to certain restrictions including voting and ownership restrictions. In connection with the Units and shares of common stock issued in March 1998 related to earnout payments, SC-USREALTY acquired 435,777 shares at $22.125 per share in accordance with their rights as provided for in the Agreement. In conjunction with the acquisition of Pacific, SC-USREALTY exchanged their Pacific shares for 22.6 million Regency common shares. As of September 30, 1999, SC-USREALTY owns approximately 34.3 million shares of common stock or 57.5% of the outstanding common shares.

       In connection with the acquisition of shopping centers, the Partnership has issued Original Limited Partnership and Class 2 Units to limited partners convertible on a one for one basis into shares of common stock of the Company. There are currently 1,083,892 such units outstanding. In conjunction with the merger of Pacific, there are 787,604 units outstanding that are convertible into Regency common stock.

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

       On September 3, 1999, the Partnership issued $85 million of 8.75% Series B Cumulative Redeemable Preferred Units ("Series B Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 850,000 Series B Preferred Units for $100.00 per unit. The Series B Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 3, 2009, the Series B Preferred Units may be exchanged for shares of 8.75% Series B Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series B Preferred Stock for one Series B Preferred Unit. The Series B Preferred Units and Series B Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

       On September 3, 1999, the Partnership issued $75 million of 9.0% Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 750,000 Series C Preferred Units for $100.00 per unit. The Series C Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.0%. At any time after September 3, 2009, the Series C Preferred Units may be exchanged for shares of 9.0% Series C Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series C Preferred Stock for one Series C Preferred Unit. The Series C Preferred Units and Series C Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

       On September 29, 1999, the Partnership issued $50 million of 9.125% Series D Cumulative Redeemable Preferred Units ("Series D Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 500,000 Series D Preferred Units for $100.00 per unit. The Series D Preferred Units, which may be called by the Partnership at par on or after September 29, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. At any time after September 29, 2009, the Series D Preferred Units may be exchanged for shares of 9.125% Series D Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series D Preferred Stock for one Series D Preferred Unit. The Series D Preferred Units and Series D Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

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

       During the fourth quarter, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares from time to time through periodic open market transactions or through privately negotiated transactions.

       During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

6.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months period ended September 30, 1999 and 1998 (in thousands except per share data):

                                                                                  1999         1998
                                                                                 -----        ------

       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                          58,568         23,675
                                                                               =========== ==============

       Net income for common unitholders                                    $      23,983          9,320
       Less: dividends paid on Class B common stock,
           Series 1 and Series 2 Preferred stock                                     (677)        (1,344)
                                                                               ----------- --------------
       Net income for Basic EPU                                             $      23,306          7,976
                                                                               =========== ==============

       Basic EPU                                                            $         .40            .34
                                                                               =========== ==============

       Diluted Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding for Basic                                58,568         23,675
           EPU
       Incremental units to be issued under common stock
          options using the Treasury method                                             5              -
       Contingent units for the acquisition of real estate                              -            493
                                                                               ----------- --------------
            Total diluted units                                                    58,573         24,168
                                                                               =========== ==============

       Diluted EPU                                                          $         .40            .33
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

       The following summarizes the calculation of basic and diluted earnings per unit for the nine month periods ended September 30, 1999 and 1998 (in thousands except per share data):

                                                                                 1999          1998
                                                                                 ----          ----

       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                          50,686         23,149
                                                                             ============= ==============

       Net income for common unitholders                                  $        61,380         36,938
       Less: dividends paid on Class B common stock,
           Series 1 and Series 2 Preferred stock                                   (2,987)        (4,033)
                                                                             -------------  -------------
       Net income for Basic EPU                                           $        58,393         32,905
                                                                             ============= ==============

       Basic EPU                                                          $          1.15           1.42
                                                                             ============= ==============

       Diluted Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding for Basic                                50,686         23,149
           EPU
       Incremental units to be issued under common stock
          options using the Treasury method                                             4              -
       Contingent units for the acquisition of real estate                              -            418
                                                                             ------------- --------------
            Total diluted units                                                    50,690         23,567
                                                                             ============= ==============

       Diluted EPU                                                        $          1.15           1.40
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

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 216 properties included in the Company's portfolio at September 30, 1999, 198 properties were owned either fee simple or through partnerships interests by the Partnership. At September 30, 1999, the Company had an investment in real estate, at cost, of approximately $2.5 billion of which $2.4 billion or 95% was owned by the Partnership.

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


                                        September 30, 1999                             December 31, 1998
                                        ------------------                             -----------------
   Location               # Properties        GLA          % Leased     # Properties        GLA           % Leased
   --------               ------------      ---------      --------     ------------    -----------       --------

   Florida                     39          4,846,400          92.4%            36          4,571,617         92.9%
   Texas                       30          4,103,182          86.6%             5            479,900         84.7%
   California                  36          3,820,946          97.5%             -                  -             -
   Georgia                     25          2,538,143          93.2%            25          2,560,383         92.8%
   Ohio                        14          1,890,510          92.9%            12          1,527,510         96.8%
   North Carolina              12          1,241,634          97.7%            12          1,239,783         98.3%
   Washington                   9          1,066,962          87.4%             -                  -             -
   Colorado                    10            902,848          92.5%             5            447,569         89.4%
   Oregon                       6            583,464          94.1%             -                  -             -
   Tennessee                    4            388,357          99.2%             4            295,179         96.8%
   Arizona                      2            326,984          99.7%             -                  -             -
   Delaware                     1            232,752          97.6%             1            232,752         94.8%
   Kentucky                     1            205,060          91.3%             1            205,060         95.6%
   Virginia                     2            197,324          96.1%             2            197,324         97.7%
   Illinois                     1            178,600          85.9%             1            178,600         86.9%
   Michigan                     2            177,316          81.5%             2            177,929         81.5%
   South Carolina               2            162,056          98.2%             2            162,056        100.0%
   Missouri                     1             82,498          98.4%             1             82,498         99.8%
   Wyoming                      1             75,00           81.3%             -                  -             -
                          -------------- --------------- ---------------- -------------- --------------- -------------
       Total                   198         23,020,036         92.6%            109         12,358,160       93.6%
                          ============== =============== ================ ============== =============== =============




The Partnership, is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. The Partnership's current investment markets have continued to offer strong stable economies, and accordingly, the Partnership expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers. The following table summarizes the four largest grocery tenants occupying the Partnership's shopping centers or expected to occupy shopping centers currently under construction at September 30, 1999:

        Grocery Anchor          Number of          % of          % of Annualized
                                 Stores          Total GLA          Base Rent
       ---------------         ----------      -----------       --------------
          Kroger                    53            13.4%              11.52%
          Publix                    32             6.3%               4.24%
          Safeway                   27             5.5%               4.68%
          Albertsons                14             3.2%               2.99%

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

Results from Operations

Comparison of the nine months ended September 30, 1999 to 1998

Revenues increased $110.1 million or 126% to $197.1 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions. At September 30, 1999, the real estate portfolio contained approximately 23 million SF, and was 92.6% leased. Minimum rent increased $83.1 million or 133%, and recoveries from tenants increased $22.5 million or 161%. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $10.6 million and $9.1million in 1999 and 1998, respectively. During 1998, the Partnership sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $47.3 million or 109% to $90.6 million in 1999. Combined operating and maintenance, and real estate taxes increased $26 million or 145% during 1999 to $43.9 million. The increases are due to Pacific and the 1998 Acquisitions. General and administrative expenses increased 32% during 1999 to $13.6 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $17.4 million during 1999 or 118% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $40.5 million in 1999 from $16.8 million in 1998 or 141% due to increased average outstanding loan balances related to the financing of Pacific and the 1998 Acquisitions on the Line and the assumption of debt.

Net income for common unit holders was $61.4 million in 1999 vs. $36.9 million in 1998, a $25.5 million or 66% increase for the reasons previously described. Diluted earnings per unit in 1999 was $1.15 vs. $1.40 in 1998 due to the gain offset by the dilutive impact from the increase in weighted average common units and equivalents of 27.2 million primarily due to the acquisition of Pacific.

Comparison of the three months ended September 30, 1999 to 1998

Revenues increased $42.6 million or 132% to $74.9 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions. Minimum rent increased $31.8 million or 136%, and recoveries from tenants increased $8.3 million or 152%. Revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $4.5 million and $3.1 million in 1999 and 1998, respectively.

Operating  expenses  increased  $19  million  or 122% to $34.5  million in 1999.
Combined operating and maintenance, and real estate taxes increased $10.6 million or 161% during 1999 to $17.1 million. The increases are due to Pacific and the 1998 Acquisitions. General and administrative expenses increased 44% during 1999 to $4.8 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $6.6 million during 1999 or 119% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $14.7 million in 1999 from $6 million in 1998 or 146% due to increased average outstanding loan balances related to the financing of Pacific and the 1998 Acquisitions on the Line and the assumption of debt.

Net income for common unit holders was $24 million in 1999 vs. $9.3 million in 1997, a $14.7 million or 158% increase for the reasons previously described. Diluted earnings per unit in 1999 was $.40 vs. $.33 in 1998 due to the increase in net income offset by the dilutive impact from the increase in weighted average common units and equivalents of 34.4 million primarily due to the acquisition of Pacific.

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

FFO for the periods ended September 30, 1999 and 1998 are summarized in the following table (in thousands):

                                                       1999         1998
                                                      ------        -----

Net income for common unitholders            $       61,380       36,938
Add (subtract):
  Real estate depreciation and amortization          31,518       14,328
  (Gain) on sale of operating property                    -       (9,835)
                                                ------------ ------------
Funds from operations                        $       92,898       41,431
                                                ============ ============

Cash flow provided by (used in):
  Operating activities                       $       89,788       40,949
  Investing activities                             (184,731)    (171,988)
  Financing activities                               99,249      129,466

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $89.8 million and $40.9 million for the nine months ended September 30, 1999 and 1998, respectively. The Partnership paid scheduled principal payments of $4.3 million and $2.1 million during the first nine months of 1999 and 1998, respectively. The Partnership paid distributions of $77.5 million and $40.5 million, during 1999 and 1998, respectively, to its Original Limited Partnership, Class 2 and Series A and Series C Preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $184.7 million and $172 million, during the first nine months of 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $99.2 million and $129.5 for the nine months ended September 30, 1999 and 1998, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1999 and 1998. At September 30, 1999, the Partnership had 47 retail properties under construction or undergoing major renovations, with costs to date of $414.1 million. Total committed costs necessary to complete the properties under development is estimated to be $157.5 million and will be expended through 1999 and 2000. At September 30, 1999, the Company had approximately $164 million available on its Line.

The Partnership's outstanding debt at September 30, 1999 and December 31, 1998 consists of the following (in thousands):

                                                  1999            1998
                                                  ----            ----
   Notes Payable:
       Fixed rate mortgage loans           $        339,476         230,398
       Variable rate mortgage loans                  13,517          11,051
       Fixed rate unsecured loans                   370,827         121,296
                                              -------------- ---------------
             Total notes payable                    723,820         362,745
   Acquisition and development line
      of credit                                     144,179         117,631
                                              -------------- ---------------
            Total                          $        867,999         480,376
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

On September 3, 1999, the Partnership issued $85 million of 8.75% Series B Cumulative Redeemable Preferred Units ("Series B Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 850,000 Series B Preferred Units for $100.00 per unit. The Series B Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 3, 2009, the Series B Preferred Units may be exchanged for shares of 8.75% Series B Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series B Preferred Stock for one Series B Preferred Unit. The Series B Preferred Units and Series B Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

On September 3, 1999, the Partnership issued $75 million of 9.0% Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 750,000 Series C Preferred Units for $100.00 per unit. The Series C Preferred Units, which may be called by the Partnership at par on or after September 3, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.0%. At any time after September 3, 2009, the Series C Preferred Units may be exchanged for shares of 9.0% Series C Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series C Preferred Stock for one Series C Preferred Unit. The Series C Preferred Units and Series C Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

On September 29, 1999, the Partnership issued $50 million of 9.125% Series D Cumulative Redeemable Preferred Units ("Series D Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 500,000 Series D Preferred Units for $100.00 per unit. The Series D Preferred Units, which may be called by the Partnership at par on or after September 29, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. At any time after September 29, 2009, the Series D Preferred Units may be exchanged for shares of 9.125% Series D Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series D Preferred Stock for one Series D Preferred Unit. The Series D Preferred Units and Series D Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the acquisition and development line of credit.

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

As of September 30, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):


                                                            Scheduled
                                                            Principal       Term Loan        Total
              Scheduled Payments by Year                     Payments      Maturities       Payments
                                                           ------------   ------------     -----------

                            1999                       $           1,718              -           1,718
                            2000                                   5,711         47,608          53,319
                            2001                                   5,621        194,572         200,193
                            2002                                   4,943         44,114          49,057
                            2003                                   4,933         13,301          18,234
                            Beyond 5 Years                        42,210        490,227         532,437
              Net unamortized debt payments                            -         13,041          13,041
                                                          --------------- -------------  --------------
                   Total                               $          65,136        802,863         867,999
                                                          =============== ============== ===============


Unconsolidated partnerships and joint ventures had mortgage loans payable of $54.9 million at September 30, 1999, and the Company's proportionate share of these loans was $23.5 million.

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

Inflation

Inflation has remained relatively low during 1999 and 1998 and has had a minimal impact on the operating performance of the shopping centers, however, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

The Partnership's Year 2000 Compliance Project included an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also included surveying our major tenants, financial institutions, and utility companies.

The Partnership's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We have tested, and remedied as needed, our general accounting and property management information system, all servers and their operating systems, all principal desktop software applications, personal computers and PC operating systems. Based on the test results, Management does not anticipate any Year 2000 problems that will materially impact operations or operating results.

An assessment of the Partnership's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. These non-compliant systems have been replaced or updated to be compliant.

The Partnership has surveyed its major tenants, financial institutions, and utility companies in order to determine the extent to which the Partnership is vulnerable to third party Year 2000 failures. We have received responses from 100% of our principal tenants, financial institutions and utility companies. All parties have indicated that they are Year 2000 compliant or will be by September 30, 1999. However, there are no assurances that these entities will not experience failures that might disrupt the operations of the Partnership.

Management believes the Year 2000 Compliance Project, summarized above, has adequately addressed the Year 2000 risk. Certain events are beyond the control of Management, primarily related to the readiness of customers and suppliers, and can not be tested. Management believes this risk is mitigated by the fact that the Partnership deals with numerous geographically disbursed customers and suppliers. Any third party failures should be isolated and short term, however, there can be no guarantee that the systems of unrelated entities will be corrected on a timely basis and will not have an adverse effect on the Partnership. As a result, the Partnership has developed a formal Year 2000 contingency plan which has been communicated to tenants and employees allowing for communication and resolution of any disruption that may occur.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has no plans to enter into derivative or interest rate transactions for speculative purposes, and at September 30, 1999, the Partnership did not have any borrowings hedged with derivative financial instruments.

The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands) based upon contractual terms, weighted average interest rates of debt remaining, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                       Fair
                                      1999        2000       2001        2002       2003    Thereafter     Total      Value
                                      ----        ----       ----        ----       ----    ----------     -----      -----

Fixed rate debt                       1,688      53,188      42,659      49,057     18,234     532,436      697,262    710,303
Average interest rate for all debt     7.81%       7.81%       7.78%       7.70%      7.66%       7.81%           -          -

Variable rate LIBOR debt                 30         132     157,534           -          -           -      157,696    157,696
Average interest rate for all debt     6.19%       6.18%          -           -          -           -            -          -



As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Part II

Item 6 Exhibits and Reports on Form 8-K:

(a)      Exhibits:

27.1       Financial Data Schedule


(b)        Reports on Form 8-K.
           None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  November 8, 1999                     REGENCY CENTERS, L..P.



                                            By:       /s/  J. Christian Leavitt
                                                         Senior Vice President
                                                            and Secretary