Form 10-K
period 1999-12-31
REGENCY CENTERS LP
filed 2000-03-30
CIK 1066247

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC   20549
                                      FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
               For the transition period from ------- to ------

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

                                           TABLE OF CONTENTS
                                           ------------------


Item No.                                                               Form 10-K
                                                                     Report Page

                                                PART I

1.      Business...............................................................1

2.      Properties.............................................................6

3.      Legal Proceedings.....................................................13

4.      Submission of Matters to a Vote of Security Holders...................13

                                                PART II

5.      Market for the Registrant's Common Equity and Related
        Shareholder Matters...................................................13

6.      Selected Consolidated Financial Data..................................15

7. Management's Discussion and Analysis of Financial Condition and Results of Operations..16

7a.     Quantitative and Qualitative Disclosures About Market Risk............22

8.      Consolidated Financial Statements and Supplementary Data..............23

9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................23

                                               PART III

10.     Directors and Executive Officers of the Registrant....................23

11.     Executive Compensation................................................24

12.     Security Ownership of Certain Beneficial Owners and
        Management............................................................24

13.     Certain Relationships and Related Transactions........................25

                                                PART IV

14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....25

                                                PART I
Item 1. Business

Regency Realty Corporation ("Regency" or "Company") acquires, owns, develops and manages neighborhood shopping centers in targeted markets. As of December 31, 1999, Regency owned, directly or indirectly, 216 properties in the United States, containing approximately 24.8 million square feet of gross leasable area ("GLA").

As of December 31, 1999, Regency had an investment in real estate of approximately $2.6 billion. Regency's shopping centers were approximately 92.4% leased as of December 31, 1999.

On February 26, 1999, Regency's stockholders approved the merger of Pacific Retail Trust ("Pacific") into the Company in a stock for stock transaction (0.48 Regency share for 1 Pacific share). At December 31, 1998, Pacific owned 71 retail shopping centers that were operating or under construction containing 8.4 million SF of GLA. The total cost to acquire Pacific was $1.157 billion based on the value of Regency shares issued, the assumption of $379 million of outstanding debt and other liabilities, and transaction costs.

The Company, a Florida corporation organized in 1993, commenced operations as a real estate investment trust (REIT) in 1993 with the completion of its initial public offering, and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963.

Regency formed Regency Centers, L.P. ("RCLP" or "Partnership"), a Delaware limited partnership and a public registrant, in 1996, and consolidated substantially all of its retail shopping centers into RCLP during 1999. RCLP is now the primary entity through which Regency owns its properties and through which Regency intends to expand its ownership and operation of retail shopping centers. At December 31, 1999, Regency owned approximately 97% of the outstanding common operating partnership units of RCLP. Regency, the general partner of RCLP, fully controls the operating and investing decisions and activities of RCLP, and accordingly, the following discussion of Regency's business also includes the business of RCLP.

See also footnote 3, Segments, to the consolidated financial statements included herein, for a related discussion of the Company's business.

Operating and Investment Philosophy

Regency's key operating and investment objective is to create long-term shareholder value by:

     growing its high quality real estate portfolio of grocery-anchored neighborhood shopping centers in attractive markets,

    maximizing  the  value  of the  portfolio  through  its  "Retail  Operating
    System,"   which   incorporates   research  based   investment   strategies,
    value-added leasing and management systems, and customer-driven development programs, and using conservative financial management and Regency's substantial capital base to access the most cost effective capital to fund Regency's growth.

Grocery-Anchored Strategy

Regency focuses its investment strategy on grocery-anchored neighborhood shopping centers which are located in infill locations or high growth corridors. Infill locations are situated in densely populated residential communities where there are significant barriers to entry, such as zoning restrictions, growth management laws or limited availability of sites for development or expansions. Regency is focused on building a platform of grocery-anchored neighborhood shopping centers because grocery stores provide convenience shopping for daily necessities, generate foot traffic for adjacent "side shop" tenants and should be better able to withstand adverse economic conditions. By marketing to leading supermarket chains, Regency believes it can attract the best "side shop" merchants and enhance revenue potential.

Research Driven Market Selection

Regency targets specific markets in the United States that offer greater growth in population, household income and employment than the national averages. In addition, Regency believes that it can achieve "critical mass" in these markets (defined as owning or managing 4 to 5 shopping centers) and that it can generate sustainable competitive advantages, through long-term leases to the predominant grocery-anchor and other barriers to entry from competition. Within these markets, Regency's research and investment staff further defines and selects submarkets and trade areas based on additional analysis of the above data. This research is used to support either the acquisition or development decision and assist in the leasing of major and local tenant space.

Retail Operating System

Regency's Retail Operating System drives its value-added operating strategy. Its Retail Operating System is characterized by:

     proactive leasing and management;

     value enhancing remerchandising initiatives;

     Regency's "preferred customer initiative"; and

     a customer-driven development and redevelopment program.

Proactive leasing and management
Regency's integrated approach to asset management strengthens its leasing and management efforts. Asset managers are an integral component of the acquisition and development teams. Asset managers are responsible not only for the general operations of their centers, but also for coordinating leasing efforts, thereby aligning their interests with Regency's. In addition, Regency's information systems allow managers to spot future lease expirations and to proactively market and remerchandise spaces several years in advance of such expirations.

Value enhancing remerchandising initiatives
Regency believes that certain shopping centers under-serve their customers, reducing foot traffic and negatively affecting the tenants located in the shopping center. In response, Regency has a remerchandising program directed at obtaining the optimum mix of tenants offering goods, personal services and entertainment and dining options in each of its shopping centers. By re-tenanting shopping centers with tenants that more effectively service the community, Regency expects to increase sales, and therefore the value of its shopping centers.

Preferred customer initiative
Regency is implementing the "Preferred Customer Initiative" to enable the Company to profit from the platform's national and individual market strength and to enhance internal growth. The "Preferred Customer Initiative" is Regency's relationship based operating system that focuses on national and regional retailers that are the best operators in their merchandising categories. With this customer focused operating system that is augmented by merchandising research, the Company is in a unique position to continue to attract and better serve strong retailers by offering multiple leasing opportunities in centers that have the anchors and demographics that drive retail sales. The Company also serves the tenants by creating standard lease forms. Regency's objective is to create a brand with our tenant customers as the preferred neighborhood center operator and developer. Management expects the benefits of the preferred customer initiative to improve the merchandising and performance of the shopping centers, establish brand recognition among leading operators, reduce turnover of tenants and reduce vacancies.

Customer-driven development and redevelopment program
Regency conducts its development and redevelopment program in close cooperation with its major grocery customers including Kroger, Publix, Safeway, and Albertsons. Regency uses its development capabilities to service its customer's growth needs by building or re-developing modern properties with state of the art supermarket formats that generate higher returns for Regency under new long-term leases. Regency's developments are customer driven with an executed lease from the anchor typically in hand prior to purchase of the land. As a result of the anchor commitment and Regency's relationship with key, side shop neighborhood retailers, a significant percentage of the GLA is pre-committed before commencement of construction.

Capital Strategy

Regency intends to maintain a conservative capital structure designed to enhance access to capital on favorable terms, to allow growth through development and acquisition and to promote future earnings growth. Regency's organizational documents do not limit the amount of debt that may be incurred; however, limitations have been established within the covenants of certain loan agreements related to RCLP's unsecured acquisition and development line of credit (the "Line') and medium term notes.

Regency's strategy to add shareholder value is designed to enable the Company to profit from the anomaly between low current pricing for public equity and the attractive private market valuations of quality neighborhood centers and to increase returns on invested capital by leveraging Regency's core competencies. Asset optimization will enable Regency to recycle capital from the sale of developments at low cap rates and dispositions of properties with limited growth prospects in the private market at attractive valuations. The proceeds will be used to finance new development of shopping centers and repurchases of Regency common stock at attractive yields.

Regency is actively pursuing a joint venture structure to leverage the Company's expertise and the quality of the operating properties and development pipeline. Value would be realized by contributing centers and selling developments to the venture at private market pricing. The joint venture structure will contribute to cost effectively financing Regency's development program, allow Regency to recognize profits from sales and expand the shopping center platform. All of these actions are expected to lead to higher returns on the Company's invested capital.

Risk Factors Relating to Ownership of Regency Common Stock

The Company is subject to certain business risks arising in connection with owning real estate which include, among others:

     the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants could reduce cash flow,

     the possibility that such tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow,

     risks related to the internet and e-commerce reducing the demand for shopping centers,

     vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

     poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where the Company owns shopping centers,

     the Company's rapid growth could place strains on its resources,

     risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates,

     unsuccessful development activities could reduce cash flow,

     the Company's inability to satisfy its cash requirements for operations and the possibility that the Company may be required to borrow funds to meet distribution requirements in order to maintain its qualification as a REIT, potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

     the risk of uninsured losses, and

    unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, an owner or manager of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property or borrow using the property as collateral. Regency has a number of properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state.

Competition

The Company believes the ownership of shopping centers is highly fragmented, with less than 10% owned by REITs. Regency faces competition from other REITs in the acquisition, ownership and leasing of shopping centers as well as from numerous small owners. Regency competes for the development of shopping centers with other REITs engaged in development activities as well as with local, regional and national real estate developers. Regency develops properties by applying its proprietary research methods to identify development and leasing opportunities and by significantly pre-leasing development centers before beginning construction. Regency competes for the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. Regency seeks to maximize rents per square foot by establishing relationships with supermarket chains that are first or second in their markets and leasing non-anchor space in multiple centers to national or regional tenants. There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants that Regency targets or that such entities will successfully control these markets and tenants to the exclusion of Regency.

Changes in Policies

The Company's Board of Directors determines policies with respect to certain activities, including its debt capitalization, growth, distributions, REIT status, and investment and operating strategies. The Board of Directors may amend these policies at any time without a vote of the Company's shareholders.

Employees

The Company's headquarters are located in Jacksonville, Florida. The Company presently maintains 16 offices in 10 states where it conducts management, leasing and development activities. As of December 31, 1999, the Company had approximately 342 employees and believes that relations with its employees are good.

Item 2. Properties

The Partnership's properties summarized by state including their gross leasable areas (GLA) follows:

     Location                    December 31, 1999                      December 31, 1998
     -------                     -----------------                      -----------------
                     # Properties     GLA      % Leased   # Properties       GLA       % Leased
                     ------------    -----     -------    ------------       ---       --------

    Florida              39        4,859,031     91.3%         36         4,571,617      92.9%
    California           36        3,858,628     96.4%          -                 -         -
    Texas                29        3,849,549     88.8%          5           479,900      84.7%
    Georgia              25        2,539,556     91.9%         25         2,560,383      92.8%
    Ohio                 14        1,923,100     94.0%         12         1,527,510      96.8%
    North Carolina       12        1,241,639     97.9%         12         1,239,783      98.3%
    Washington            9        1,066,962     90.6%          -                 -         -
    Colorado             10          903,502     94.1%          5           447,569      89.4%
    Oregon                7          616,070     89.2%          -                 -         -
    Arizona               2          326,984     99.7%          -                 -         -
    Tennessee             3          271,697     98.9%          4           295,179      96.8%
    Michigan              3          250,655     81.7%          2           177,929      81.5%
    Delaware              1          232,754     96.3%          1           232,752      94.8%
    Kentucky              1          205,061     91.8%          1           205,060      95.6%
    Virginia              2          197,324     96.1%          2           197,324      97.7%
    Illinois              1          178,600     85.9%          1           178,600      86.9%
    South Carolina        2          162,056     98.8%          2           162,056     100.0%
    Missouri              1           82,498     95.8%          1            82,498      99.8%
    Wyoming               1           75,000     81.3%          -                 -         -
                     ----------- ------------ ------------ ------------ ------------ ------------
        Total           198       22,840,666     92.6%        109        12,358,160      93.6%
                     ----------- ------------ ------------ ------------ ------------ ------------

The following table summarizes the largest tenants occupying the Partnership's shopping centers based upon a percentage of total annualized base rent exceeding
 .5% at December 31, 1999. The table includes 100% of the base rent from leases of properties owned by joint ventures. Excluding the portion of base rent of joint ventures not owned by the Partnership, Kroger's percentage of annualized Partnership's base rent is 9.54%.


                    Summary of Principal Tenants > .5% of Annualized Base Rent
                             (including Properties Under Development)

                                                                       % of
                                        % to Partnership            Annualized      # of
              Tenant            SF          Owned GLA     Rent       Base Rent      Stores
              ------            --         ---------     -----      ----------     ------

         Kroger               3,023,033    13.2%       26,792,538     11.4%          52
         Safeway              1,237,432     5.4%       10,824,727      4.6%          26
         Publix               1,444,019     6.3%       10,079,878      4.3%          32
         Albertsons             727,353     3.2%        6,943,882      3.0%          14
         Blockbuster            381,207     1.7%        6,508,308      2.8%          65
         Winn Dixie             594,543     2.6%        4,255,149      1.8%          12
         Harris Teeter          275,075     1.2%        2,967,636      1.3%           6
         Hallmark               194,793     0.9%        2,757,661      1.2%          47
         K-Mart                 507,645     2.2%        2,615,359      1.1%           6
         Long's Drugs           207,715     0.9%        1,943,129      0.8%           9
         Eckerd                 215,972     0.9%        1,886,163      0.8%          22
         Walgreens              192,401     0.8%        1,855,359      0.8%          14
         Hollywood Video        102,105     0.4%        1,763,850      0.8%          16
         H.E.B. Grocery         150,682     0.7%        1,674,162      0.7%           2
         Stein Mart             217,445     1.0%        1,262,297      0.5%           6
         Gigante                138,286     0.6%        1,246,379      0.5%           2
         Rite Aid               122,465     0.5%        1,208,376      0.5%           7
         Mail Boxes, Etc.        71,072     0.3%        1,202,672      0.5%          54
         Target                 102,830     0.5%        1,175,000      0.5%           1

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

                                                            Future
                                Percent of     Minimum      Percent
        Lease                    Total          Rent        Total
      Expiration    Expiring   Partnership     Expiring     Minimum
         Year          GLA         GLA          Leases      Rent (2)
         ----          ---         ---          ------     --------

          (1)          552,279    2.7%          6,614,154    2.8%
         2000        1,337,006    6.4%         17,833,045    7.5%
         2001        1,766,108    8.5%         24,305,272   10.2%
         2002        1,913,470    9.2%         25,021,108   10.5%
         2003        1,640,946    7.9%         23,096,744    9.7%
         2004        1,974,539    9.5%         28,332,271   11.9%
         2005          886,205    4.3%         10,007,682    4.2%
         2006          837,489    4.0%          9,526,368    4.0%
         2007          887,856    4.3%          9,207,554    3.9%
         2008          855,458    4.1%          7,780,401    3.3%
         2009          736,900    3.5%          7,713,090    3.3%
                   ------------  ------     --------------  -----
      10 Yr Total   13,388,256   64.5%      $ 169,437,689   71.0%
                   ------------  ------     --------------  -----

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

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
--------------                 --------   -----------   ----------    ----------    ---------

FLORIDA

Jacksonville /
North Florida
-------------
Anastasia                        1993       1988         102,342         90.2%        Publix
Bolton Plaza                     1994       1988         172,938        100.0%          --
Carriage Gate                    1994       1978          76,833         78.6%          --
Courtyard (3)                    1993       1987          67,794         12.7%     Albertson's (4)
Ensley Square (5)                1997       1977          62,362         97.3%       Delchamps
Fleming Island                   1998       1994          80,205        100.0%        Publix
Highlands Square (6)             1998       1999         262,549         80.4%     Publix/Winn-Dixie
Julington Village (6)            1999       1999          81,820         69.9%        Publix
Millhopper (3)                   1993       1974          84,065         97.0%        Publix
Newberry Square                  1994       1986         180,524         96.8%        Publix
Old St. Augustine Plaza          1996       1990         170,220         97.6%        Publix
Palm Harbour                     1996       1991         172,758         90.7%        Publix
Pine Tree Plaza                  1997       1999          60,787         98.4%        Publix
Regency Court                    1997       1992         218,665         96.6%          --

South Monroe                     1996       1998          80,188         95.5%      Winn-Dixie

Tampa / Orlando
---------------
Beneva Village Shops             1998       1987         141,532         96.0%        Publix
Bloomingdale Square              1998       1987         267,935         95.5%        Publix
Kings Crossing Sun City (6)      1999                     75,020         68.5%        Publix
Mainstreet Square                1997       1988         107,159         93.0%      Winn-Dixie
Mariner's Village                1997       1986         117,665         94.4%      Winn-Dixie
Market Place - St. Petersburg    1995       1983          86,496        100.0%        Publix
Peachland Promenade              1995       1991          82,082         89.9%        Publix
Regency Square                   1993       1986         341,446         87.7%          --
   at Brandon (3)
Seven Springs                    1994       1986         162,580         86.7%      Winn-Dixie
Terrace Walk (3)                 1993       1990          50,926         41.3%          --
Town Square (6)                  1997       1999          43,796          0.0%           --
University Collections           1996       1984         106,627         82.6%     Kash N Karry (4)
Village Center-Tampa             1995       1993         174,780         90.2%        Publix

West Palm Beach /
Treasure Coast
--------------
Boynton Lakes Plaza              1997       1993         130,925        100.0%      Winn-Dixie
Chasewood Plaza (3)              1993       1986         141,034         91.0%        Publix
Chasewood Storage (3)            1993       1986          42,810        100.0%          --
East Port Plaza                  1997       1991         235,842         93.4%        Publix
Martin Downs Village Center(3)   1993       1985         121,946         91.7%          --
Martin Downs Village Shoppes     1993       1998          49,773         93.0%          --
Ocean Breeze (3)                 1993       1985         108,209         85.4%        Publix
Ocean East (5)                   1996       1997         113,328         92.9%     Stuart Foods
Tequesta Shoppes                 1996       1986         109,766         93.4%        Publix
Town Center at Martin Downs      1996       1996          64,546         93.5%        Publix
Wellington Market Place          1995       1990         178,155         90.7%      Winn-Dixie
Wellington Town Square           1996       1982         105,150         95.8%        Publix

Miami / Ft. Lauderdale
----------------------
Aventura                         1994       1974         102,876        100.0%        Publix
Berkshire Commons                1994       1992         106,354         98.5%        Publix
Garden Square                    1997       1991          90,033         94.0%        Publix
North Miami (3)                  1993       1988          42,500        100.0%        Publix
Palm Trails Plaza                1997       1998          76,067         98.3%      Winn-Dixie
Shoppes @ 104                    1998       1990         108,189         95.4%      Winn Dixie
Tamiami Trail                    1997       1987         110,867         94.9%        Publix
University Market Place          1993       1990         129,121         78.4%     Albertson's (4)
Welleby                          1996       1982         109,949         89.9%        Publix
                                                       ---------        ------

Subtotal/Weighted
Average(Florida)                                       5,909,534         89.9%
                                                       ---------        ------

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ---------     --------

CALIFORNIA

Los Angeles / SCA
-----------------
Bristol and Warner               1999       1998         121,677         95.6%      Food 4 Less
Costa Verde                      1999       1988         178,619        100.0%      Albertson's
Crossroads Plaza                 1999       1988          60,638        100.0%        Gigante
El Camino                        1999       1995         135,883         99.3%     Von's Food & Drug
El Norte Parkway Plaza           1984                     87,990         96.9%     Von's Food & Drug
Folsom (6)                       1999       1999               -          0.0%           --
Friars Mission                   1999       1989         145,608        100.0%        Ralph's
Hawthorne                        1999       1999          92,496         99.5%        Lucky's
Heritage Plaza                   1999       1981         231,883         99.9%        Ralph's
Long Beach Corporate Sq. (6)     1999                     54,923        100.0%        Ralph's
Monrovia (6)                     1999       1999          48,187         96.9%          --
Morningside Plaza                1999       1996          91,599        100.0%      Albertson's
Newland Center                   1999       1985         166,492         97.1%        Lucky's
Oakbrook Plaza                   1999       1982          83,278         94.4%      Albertson's
Plaza de Hacienda                1999       1991         125,602         95.6%      Food 4 Less
Plaza Hermosa                    1999       1984          94,939        100.0%     Von's Food & Drug
Rancho Santa Margarita (6)       1999                    152,260         51.9%          --
Rona Plaza                       1999       1989          51,779        100.0%      Food 4 Less
Santa Ana Downtown Plaza         1987                    100,305        100.0%      Food 4 Less
Twin Peaks                       1999       1988         198,139         97.6%        Lucky's
Ventura Village                  1999       1984          76,070         95.7%     Von's Food & Drug
Westlake Village Plaza           1975                    190,655         98.9%     Von's Food & Drug
Woodman - Van Nuys               1999       1992         107,570         96.3%        Gigante

San Francisco / NCA
-------------------
Arden Square                     1999       1994         100,162         94.8%          --
Blossom Valley                   1999       1990          91,969         96.8%        Safeway
Country Club                     1999       1994         111,251        100.0%      Albertson's
Diablo Plaza                     1999       1982          63,265        100.0%      Safeway (4)
Encina Grande                    1999       1965         102,499        100.0%        Safeway
Loehmann's Plaza                 1999       1983         113,309         94.9%      Safeway (4)
San Leandro                      1999       1982          50,853        100.0%      Safeway (4)
Sequoia Station                  1999       1996         103,388         99.5%      Safeway (4)

Strawflower Village              1999       1985          78,827         95.4%        Safeway
Tassajara Crossing               1999       1990         141,790         98.1%        Safeway
The Promenade                    1999       1989         136,022         96.2%     Bel Air Market
West Park Plaza                  1999       1996          88,103        100.0%        Safeway
Woodside Central                 1999       1993          80,598        100.0%          --
                                                       ---------        ------

Subtotal/Weighted
Average(California)                                    3,858,628         96.4%
                                                       ---------        ------


TEXAS

Austin
------
Hancock Center                   1999       1998         413,757         97.6%        H.E.B.
North Hills                      1999       1995         144,019         98.7%        H.E.B.

Dallas / Ft. Worth
------------------
Arapaho Village                  1999       1997         108,816         82.4%       Tom Thumb
Bethany Lake (5)                 1998       1998          74,066        100.0%        Kroger
Casa Linda Plaza                 1999       1997         324,620         87.4%      Albertson's
Cooper Street                    1999       1992         133,239        100.0%          --

Creekside (5)                    1998       1998          96,816         96.0%        Kroger
Harwood Hills PH I & II          1996                    122,860         93.9%       Tom Thumb
Hebron Park (6)                  1999       1999          47,312         76.2%     Albertson's (4)
Hillcrest Village                1999       1991          14,488        100.0%          --
Keller Town Center (6)           1999                    113,000         62.4%       Tom Thumb
MacArthur Park Phase II (6)      1999                    197,643         59.5%        Kroger
Market @ Preston Forest          1990                     90,170        100.0%       Tom Thumb
Market @ Round Rock              1987                    123,345         99.8%      Albertson's


                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ---------     ---------

TEXAS
Dallas / Ft. Worth (Continued)
------------------------------
Mills Pointe                     1999       1986         126,238         97.4%       Tom Thumb
Mockingbird Commons              1987                    121,415         93.2%       Tom Thumb
Northview Plaza                  1999       1991         117,034         91.6%        Kroger
Preston Brook - Frisco (5)(6)    1998       1998          91,274         96.5%        Kroger
Preston Park                     1999       1985         268,869         99.4%       Tom Thumb

Prestonwood (6)                  1999       1999         100,421         48.6%     Albertson's (4)
Ridglea Plaza                    1999       1986         197,961         79.6%       Tom Thumb
Shiloh Springs (5)               1998       1998          88,865         96.8%        Kroger
Southpark                        1999       1997         146,225         93.9%      Albertson's
Tarrant Pkwy Plaza (6)           1999                     33,500         12.5%     Albertson's (4)
The Village                      1999       1982          95,148         90.7%       Tom Thumb
Trophy Club (6)                  1999       1999         107,700         72.1%       Tom Thumb
Valley Ranch PH I, II & III      1997                    117,281         99.9%       Tom Thumb
Village Center - Southlake (5)   1998)      1998         118,172         88.6%        Kroger

Houston
-------
Champions Forest                 1999       1983         115,295         96.9%     Randall's Food
                                                       ---------        ------

Subtotal/Weighted
Average(Texas)                                         3,849,549         88.8%
                                                       ---------        ------


GEORGIA

Atlanta
-------
Ashford Place                    1997       1993          53,345        100.0%          --
Braelin Village (5)              1997       1991         226,522         97.0%        Kroger

Briarcliff LaVista               1997       1962          41,098        100.0%          --
Briarcliff Village (6)           1997       1990         183,752         92.3%        Publix
Buckhead Court                   1997       1984          55,227         91.3%          --

Cambridge Square                 1996       1979          69,650         76.4%     Harris Teeter
Cromwell Square                  1997       1990          70,282         95.1%          --

Cumming 400                      1997       1994         126,899         93.7%        Publix
Delk Spectrum (3)(5)             1998       1991         100,880        100.0%          A&P
Dunwoody Hall                    1997       1986          82,527         48.4%          --
Dunwoody Village (5)             1997       1975         114,658         92.5%        Ingles
Loehmann's Plaza                 1997       1986         137,635         95.7%          --
Lovejoy Station                  1997       1995          77,336        100.0%        Publix
Memorial Bend                    1997       1995         182,781         92.4%        Publix
Orchard Square                   1995       1987          85,941         52.3%          --
Paces Ferry Plaza                1997       1987          61,693         92.3%          --

Powers Ferry Square              1997       1987          97,809         97.1%        Harry's
Powers Ferry Village             1997       1994          78,995         99.9%        Publix
Rivermont Station                1997       1996          90,267        100.0%     Harris Teeter
Roswell Village                  1997       1997         143,980         97.7%        Publix
Russell Ridge                    1994       1995          98,556        100.0%        Kroger
Sandy Plains Village             1996       1992         175,035         92.1%        Kroger
Sandy Springs  Village           1997       1997          45,039        100.0%          --
Trowbridge Crossing (5)          1997       1997          62,558         96.3%        Publix

Other Markets
-------------
Evans Crossing                   1998       1993          83,681        100.0%        Kroger
LaGrangeMarketplace(3)           1993       1989          76,327         95.2%      Winn-Dixie
Parkway Station (5)              1996       1983          94,290         85.0%        Kroger
                                                       ---------        ------

Subtotal/Weighted
Average(Georgia)                                       2,716,763         92.3%
                                                       ---------        ------

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ----------    --------
OHIO

Cincinnati
----------
Beckett Commons                  1998       1995         112,936        100.0%        Kroger
Cherry Grove                     1998       1997         185,498        100.0%        Kroger

Hamilton Meadows                 1998       1989         126,252         97.8%      Kroger (4)
Hyde Park Plaza                  1997       1995         374,544         98.1%     Kroger/Winn-Dixie

Shoppes at Mason                 1998       1997          80,880         95.1%        Kroger
Silverlake                       1998       1988         100,246         93.4%        Kroger
Westchester Plaza                1998       1988          88,181        100.0%        Kroger

Columbus
East Pointe                      1998       1993          86,524         95.1%        Kroger
Hampstead Village (6)            1999                     91,805         82.5%        Kroger
Kingsdale (6)                    1997       1999         270,697         74.0%       Big Bear

North Gate/(Maxtown)             1998       1996          85,101        100.0%        Kroger
Park Place                       1998       1988         106,833         98.6%       Big Bear
Windmiller Plaza                 1998       1997         120,509         97.1%        Kroger
Worthington                      1998       1991          93,094        100.0%        Kroger
                                                       ---------        ------

Subtotal/Weighted
Average(Ohio)                                          1,923,100         94.0%
                                                       ---------        ------


NORTH CAROLINA

Asheville
---------
Oakley Plaza                     1997       1988         118,728        100.0%         Bi-Lo


Charlotte
---------
Carmel Commons                   1997       1979         132,651         96.5%      Fresh Market
City View                        1996       1993          77,550         95.4%      Winn-Dixie
Union Square                     1996       1989          97,191         98.8%     Harris Teeter


Raleigh / Durham
----------------
Bent Tree Plaza                  1998       1994          79,503        100.0%        Kroger
Garner Town Square               1998       1998         221,576         98.1%        Kroger

Glenwood Village                 1997       1983          42,864        100.0%     Harris Teeter
Lake Pine Plaza                  1998       1997          87,691         97.6%        Kroger
Maynard Crossing                 1998       1997         122,814         98.2%        Kroger
Southpoint Crossing (5)          1998       1998         103,128         92.6%        Kroger
Woodcroft                        1996       1984          85,353        100.0%       Food Lion

Winston-Salem
-------------
Kernersville Marketplace         1998       1997          72,590        100.0%     Harris Teeter
                                                       ---------        ------

Subtotal/Weighted
Average(North Carolina)                                1,241,639         97.9%
                                                       ---------        ------


WASHINGTON

Seattle
-------
Cascade Plaza (6)                1999       1999         215,477         67.1%        Safeway
Inglewood Plaza                  1999       1985          17,253        100.0%          --
James Center (6)                 1999       1999         114,175         86.9%       Fred Myer
Lake Meridian                    1999       1989         165,210         92.7%       Fred Myer
Pine Lake Village                1999       1989         100,953        100.0%      Quality Foods
Sammamish Highlands              1992                    101,289        100.0%      Safeway (4)
South Point Plaza                1999       1997         190,454         98.9%     Cost Cutters


                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
-------------                  --------   -----------   ---------      ---------     ---------

WASHINGTON
Seattle (Continued)
-------------------
Southcenter                      1999       1990          58,281        100.0%          --
Thomas Lake                      1999       1998         103,870        100.0%      Albertson's
                                                       ---------        ------

Subtotal/Weighted
Average(Washington)                                    1,066,962         90.6%
                                                       ---------        ------

COLORADO

Colorado Springs
----------------
Cheyenne Meadows (5)             1998       1998          89,893        100.0%      King Soopers
Jackson Creek  (5)               1998       1999          85,259         98.4%        Kroger
Woodman Plaza (6)(5)             1998       1998          97,913         85.7%      King Soopers

Denver
------
Boulevard Center                 1999       1986          92,483         95.2%      Safeway (4)
Buckley Square                   1999       1978         116,206         93.2%      King Soopers
Leetsdale Marketplace            1993                    119,916         98.7%        Safeway
Littleton Square                 1999       1997          94,257        100.0%      King Soopers
Lloyd King Center (5)            1998       1998          83,326        100.0%      King Soopers
Redlands Marketplace (6)         1999                     37,817         36.3%     Albertson's (4)
Stroh Ranch (5)                  1998       1998          86,432        100.0%      King Soopers
                                                       ---------        ------

Subtotal/Weighted
Average(Colorado)                                        903,502         94.1%
                                                       ---------        ------
OREGON

Portland
--------
Cherry Park Market (Grmr)        1997                    113,518         78.5%        Safeway
Murrayhill Marketplace           1988                    149,214         98.4%       Thriftway
Sherwood II (6)                  1999       1999          32,600          0.0%       Safeway (4)
Sherwood Market Center           1995                    124,256         97.3%      Albertson's
Sunnside 205                     1999       1988          53,279         93.6%          --
Walker Center                    1999       1987          89,624        100.0%          --
West Hills                       1999       1998          53,579        100.0%          QFC
                                                       ---------        ------

Subtotal/Weighted
Average(Oregon)                                          616,070         89.2%
                                                       ---------        ------
ALABAMA

Birmingham
----------
Villages of Trussville (3)       1993       1987          69,280         97.7%        Bruno's
West County Marketplace (3)      1993       1987         129,155        100.0%     Food World (4)

Montgomery
----------
Country Club (3)                 1993       1991          67,622        100.0%      Winn-Dixie

Other Markets
-------------
Bonner's Point (3)               1993       1985          87,281         98.6%      Winn-Dixie
Marketplace -
   Alexander City (3)            1993       1987         162,723        100.0%      Winn-Dixie
                                                       ---------        ------

Subtotal/Weighted
Average(Alabama)                                         516,061         99.5%
                                                       ---------        ------

ARIZONA
-------
Paseo Village                    1999       1998          92,399        100.0%         ABCO
Pima Crossing                    1999       1996         234,585         99.5%        Basha's
                                                       ---------        ------

Subtotal/Weighted
Average(Arizona)                                         326,984         99.7%
                                                       ---------        ------

                                             Year         Gross
                                 Year        Con-        Leasable       Percent       Grocery
Property Name                  Acquired   structed(1)   Area(GLA)      Leased(2)      Anchor
--------------               -----------  -----------   ---------      ---------      -------

TENNESSEE

Nashville
---------
Harpeth Village (5)              1997       1998          70,091        100.0%      Albertson's
Nashboro Village                 1998       1998          86,811         96.5%        Kroger
Peartree Village                 1997       1997         114,795        100.0%     Harris Teeter
                                                      ----------      --------
Subtotal/Weighted
Average(Tennessee)                                       271,697         98.9%
                                                       ---------      --------
MICHIGAN
--------
Fenton Marketplace (6)           1999                     73,339         73.3%      Farmer Jack
Lakeshore                        1998       1996          85,395         98.7%        Kroger
Waterford (6)                    1998       1998          91,921         72.6%        Kroger
                                                      ----------      --------
Subtotal/Weighted
Average(Michigan)                                        250,655         81.7%
                                                      ----------      --------
VIRGINIA
--------
Brookville Plaza                 1998       1991          63,664         95.8%        Kroger
Statler Square                   1998       1996         133,660         96.3%        Kroger
                                                      ----------      --------

Subtotal/Weighted
Average(Virginia)                                        197,324         96.1%
                                                      ----------      --------

MISSISSIPPI
-----------
Columbia Marketplace(3)          1993       1988         136,002          98.7%      Winn-Dixie
Lucedale Marketplace(3)          1993       1989          49,059          91.0%      Delchamps
                                                      ----------      --------

Subtotal/Weighted
Average(Mississippi)                                     185,061         96.6%
                                                      ----------      --------

SOUTH CAROLINA
--------------
Merchants Village                1997       1997          79,723        100.0%        Publix
Queensborough (5)                1998       1993          82,333         97.7%        Publix
                                                      ----------      --------

Subtotal/Weighted
Average(South Carolina)                                  162,056         98.8%
                                                      ----------      --------

DELAWARE
--------
Pike Creek                       1998       1981         232,754         96.3%         Acme


KENTUCKY
--------
Franklin Square                  1998       1988         205,061         91.8%        Kroger

ILLINOIS
--------
Hinsdale Lake Commons            1998       1986         178,600         85.9%       Dominick's


MISSOURI
--------
St. Ann Square                   1998       1986          82,498         95.8%       National


WYOMING
-------
Dell Range Road (5)(6)           1999                     75,000         81.3%      King Soopers
                                                      ----------      --------


Total Weighted Average                                24,769,498         92.4%
                                                      ==========      ========

                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------

FLORIDA

Jacksonville /
North Florida
--------------
Anastasia                                   --                        Hallmark, Schmagel's Bagels, Mailboxes
Bolton Plaza                             Wal-Mart                     Radio Shack, Payless Shoes, Mailboxes
Carriage Gate                             TJ Maxx                     Brueggers Bagels, Bedfellows, Alterations
Courtyard (3)                               --                        Buffalo's Cafe, Olan Mills
Ensley Square (5)                           --                        Radio Shack, Hallmark, Amsouth Bank
Fleming Island                              --                        Mail Boxes, Etc. ,Radio Shack, Hallmark
Highlands Square (6)                 Eckerd, Big Lots                 Hair Cuttery, Rent Way, Precision Printing
Julington Village (6)                       --                        Mailboxes, Etc., H&R Block, Hair Cuttery
Millhopper (3)                            Eckerd                      Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                            Kmart                      H & R Block, Cato Fashions, Olan Mills
Old St. Augustine Plaza              Eckerd, Waccamaw                 Mail Boxes, Etc., Hallmark, Hair Cuttery
Palm Harbour                          Eckerd, Bealls                  Mail Boxes, Etc., Hallmark, Merle Norman
Pine Tree Plaza                             --                        Great Clips, CiCi's Pizza, Soupersalad
Regency Court                      CompUSA, Office Depot              H&R Block, Mail Boxes Etc., Payless Shoes
                                     Sports Authority                 Loop Restaurant, Ashley Furniture Homestore
South Monroe                              Eckerd                      Rent-A-Center, H&R Block, Blockbuster

Tampa / Orlando
----------------
Beneva Village Shops             Walgreen's, Ross Dress for Less      Stride Rite, GNC, Subway, H&R Block
Bloomingdale Square               Eckerd, Wal-Mart, Beall's           Radio Shack, H&R Block, Hallmark
Kings Crossing Sun City (6)                 --                                  --
Mainstreet Square                       Walgreen's                    Rent-A-Center, Discount Auto Parts, Norwest
Mariner's Village                       Walgreen's                    Supercuts. Pak Mail, Allstate Insurance
Market Place - St. Peters                Eckerd                       Mail Boxes, Etc., Republic, Weight Watchers
Peachland Promenade                         --                        Southern Video, Subway, GNC
Regency Square                         TJ Maxx, AMC                   Pak Mail, Lens Crafter, Jo-Ann Fabrics
   at Brandon (3)                   Staples, Marshalls                S&K Famous Brands, Shoe Carnival
Seven Springs                              Kmart                      State Farm, Subway, H & R Block
Terrace Walk (3)                            --                        Cici's Pizza, Norwest Financial
Town Square (6)                             --                                  --
University Collections                    Eckerd                      Hallmark, Jo-Ann's Fabrics, Dockside Imports
Village Center-Tampa              Walgreen's, Stein Mart              Hallmark, Blockbuster, Mens Warehouse

West Palm Beach /
Treasure Coast
--------------
Boynton Lakes Plaza                     Walgreen's                    Radio Shack, Baskin Robbins, Dunkin Donuts
Chasewood Plaza (3)                     Walgreen's                    Hallmark, GNC, Supercuts
Chasewood Storage (3)                       --                                  --
East Port Plaza                  Walgreen's, Kmart, Sears Homelife    H & R Block, GNC, Subway, Cato
Martin Downs Village Center(3)       Walgreen's, Coastal Care         Payless Theater, Hallmark, Nations Bank
Martin Downs Village Shoppes            Walgreen's                    Mailbox Plus, Allstate, Optical Outlet
Ocean Breeze (3)                     Walgreen's, Coastal Care         Mail Boxes, National Bank, World Travel
Ocean East (5)                           Coastal Care                 Mail Boxes, Nations Bank, Royal Dry Cleaners
Tequesta Shoppes                          Walgreen's                  Mail Boxes, Etc., Hallmark, Radio Shack
Town Center at Martin Dow                   --                        Mail Boxes, Health Exchange, Champs Hair
Wellington Market Place              Walgreen's, United Artists       Pak Mail, Subway, Papa John's
Wellington Town Square               Eckerd                           Mail Boxes, State Farm, Coldwell Banker

Miami / Ft. Lauderdale
-----------------------
Aventura                             Eckerd                           Footlabs, Bank United, City of Aventura
Berkshire Commons                    Walgreen's                       H & R Block, Century 21, Allstate
Garden Square                        Eckerd                           Subway, GNC, Hair Cuttery
North Miami (3)                      Eckerd                                     --
Palm Trails Plaza                           --                        Mail Boxes, Sal's Pizza, Personnel One
Shoppes @ 104                               --                        Mail Boxes Etc., GNC, Subway
Tamiami Trail                        Eckerd                           Mail Boxes, Etc., Radio Shack, Pizza Hut
University Market Place                     --                        H & R Block, Mail Boxes Etc., Olan Mills
Welleby                              Walgreen's                       H & R Block, Mail Boxes Plus, Pizza Hut


Subtotal/Weighted
Average(Florida)


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------



CALIFORNIA

Los Angeles / SCA
-----------------
Bristol and Warner                          --                        Banner Central, Party Supply, Domino's
Costa Verde                          Pier 1, Bookstar                 Blockbuster Video, US Post Office, Subway
Crossroads Plaza                            --                                  --
El Camino                            Sav-On Drugs                     Kinkos, Bank America, State Farm
El Norte Parkway Plaza                      --                        Our Fitness, Great Clips
Folsom (6)                                  --                                  --
Friars Mission                       Long's Drugs                     H&R Block, Mail Boxes Etc., Subway
Hawthorne                                   --                        Hollywood Video, Radio Shack, GNC
Heritage Plaza                       Sav-On Drugs, Ace Hardware       Bank of America, H&R Block, Hallmark
Long Beach Corporate Sq.                    --                                  --
Monrovia (6)                         Ross Dress for Less              Simmons Beautyrest, Airtouch Cellular
Morningside Plaza                           --                        Hallmark, Subway, Mail Boxes Etc.
Newland Center                              --                        Wells Fargo Bank, Kinko's, Starbucks
Oakbrook Plaza                              --                        Century 21, TCBY Yogurt, Subway
Plaza de Hacienda                           --                        Kragen Auto Parts, Taco Bell
Plaza Hermosa                        Sav-On Drugs                     Blockbuster Video, Hallmark, Mail Boxes Etc.
Rancho Santa Margarita (6            Marshalls, Staples                         --
Rona Plaza                                  --                        Home Video, Acapulco Travel
Santa Ana Downtown Plaza              Thrifty Drug                    Blockbuster Video, Little Caesars Pizza
Twin Peaks                               Target                       Starbucks, Subway, GNC, Clothestime
Ventura Village                             --                        Blockbuster Video, Papa Johns Pizza
Westlake Village Plaza                Long's Drugs                    Bank of America, Citibank, Blockbuster Video
Woodman - Van Nuys                          --                        Supercuts, H&R Block, Chief Auto Parts

San Francisco / NCA
-------------------
Arden Square                         Jo-Ann Fabrics, Office Max       Beverages & More, Great Clips
Blossom Valley                       Long's Drugs                     US Post Office, Hallmark, Great Clips
Country Club                         Long's Drugs                     Blockbuster Video, Subway, GNC
Diablo Plaza                         Jo-Ann Fabrics                   Hallmark, Mail Boxes Etc., Clothestime
Encina Grande                        Walgreens                        Blockbuster Video, Radio Shack, Mail Boxes
Loehmann's Plaza                     Long's Drugs, Loehmann's         Starbucks, Hallmark, Blockbuster Video
San Leandro                                 --                        Radio Shack, Hallmark, Blockbuster Video
Sequoia Station                      Long's Drugs, Old Navy           Starbucks, Sees Candie, United Airlines
                                     Barnes and Noble
Strawflower Village                         --                        Hallmark, Mail Boxes Etc., Subway
Tassajara Crossing                   Long's Drugs, Ace Hardware       Citibank, Hallmark, Petco, GNC
The Promenade                        Long's Drugs                     Bank of America, Mail Boxes Etc., GNC
West Park Plaza                      Rite Aid                         Blockbuster Video, Starbucks, Supercuts
Woodside Central                     Marshalls                        Hollywood Video, Pier 1 Imports, GNC


Subtotal/Weighted
Average(California)



TEXAS

Austin
-------
Hancock Center                       Sears, Old Navy                  Hollywood Video, Radio Shack, GNC
North Hills                                 --                        Hollywood Video, Hallmark, Subway

Dallas / Ft. Worth
------------------
Arapaho Village                             --                        H&R Block, Hallmark, GNC, Mail Boxes Etc.
Bethany Lake (5)                            --                        Boss Cleaners, Mr. Parcel, Fantastic Sams
Casa Linda Plaza                     Eckerd, Petco                    Mail Boxes Etc, Blockbuster Video, Hallmark
Cooper Street                        Circuit City, Office Max,        Jo-Ann Fabrics, Mail Boxes Etc., State Farm
                                     Sears Homelife
Creekside (5)                               --                        Hollywood Video, CICI's,Fantastic Sams
Harwood Hills PH I & II                     --                        Good Year, Sport Clips, Pac N Mail
Hebron Park (6)                             --                        Blockbuster Video, Hallmark, GNC
Hillcrest Village                           --                        Blockbuster Video, American Airlines
Keller Town Center (6)                      --                        Sports Clips, Custom Cleaners
MacArthur Park Phase II (            Barnes & Noble                   Coldwell Bankers, Great Clips
Market @ Preston Forest                     --                        Nations Bank, Fantastic Sams
Market @ Round Rock                         --                        Radio Shack, H&R Block, Merle Norman


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------

TEXAS
Dallas / Ft. Worth (Continued)
------------------------------
Mills Pointe                                --                        Blockbuster Video, Hallmark, H&R Block
Mockingbird Commons                         --                        State Farm, GNC, Starbucks
Northview Plaza                             --                        Blockbuster Video, Merle Norman, Pro-Cuts
Preston Brook - Frisco (5                   --                        Coldwell Banker, GNC, Hair Cuttery
Preston Park                         Sony Theatres                    Bath & Body Works, Blockbuster Video
                                                                      Hallmark, Mail Boxes Etc., Starbucks
Prestonwood (6)                             --                        Hallmark, Blockbuster Video, McAlister's
Ridglea Plaza                        Eckerd, Stein Mart               Radio Shack, Mail Boxes Etc., Pro-Cuts
Shiloh Springs (5)                          --                        GNC, Great Clips, Cardsmart
Southpark                            Bealls                           H & R Block, GNC, Mail Boxes Etc.
Tarrant Pkwy Plaza (6)                      --                        Subway, Great Clips, Custom Cleaners
The Village                                 --                        Famous Footwear, Hallmark, Boston Market
Trophy Club (6)                             --                        Blockbuster, Bank of America, Subway
Valley Ranch PH I, II & I                   --                        Mail Boxes Etc., GNC, H&R Block
Village Center - Southlak                   --                        Radio Shack, Papa Johns, Smoothie King

Houston
--------
Champions Forest                     Eckerd                           Mail Boxes Etc., GNC, Fantastic Sams


Subtotal/Weighted
Average(Texas)



GEORGIA

Atlanta
-------
Ashford Place                        Pier 1 Imports                   Baskin Robbin, Mail Boxes, Merle Norman
Braelin Village (5)                   Kmart                           Baskin Robbins, Mail Boxes Etc.,
                                                                      Manhattan Bagel, Blockbuster Video, GNC
Briarcliff LaVista                   Drug Emporium                    Supercuts, Trust Company Bank
Briarcliff Village (6)               Eckerd, TJ Maxx, Office Depot    Subway, Hair Cuttery, Famous Footwear
Buckhead Court                              --                        Pavillion, Bellsouth Mobility
                                                                      Outback Steakhouse
Cambridge Square                            --                        Allstate, AAA Mail & Pkg., Wachovia
Cromwell Square                      CVS Drug, Haverty's Furniture    First Union, Bellsouth Mobility
                                                                      Hancock Fabrics
Cumming 400                          Big Lots                         Pizza Hut, Hair Cuttery, Autozone
Delk Spectrum (3)(5)                 Eckerd                           Mail Boxes, Etc., GNC, Blockbuster Video
Dunwoody Hall                        Eckerd                           Texaco, Blimpie, Nations Bank
Dunwoody Village (5)                        --                        Federal Express, Jiffy Lube, Hallmark
Loehmann's Plaza                     Eckerd, Loehmann's               Mail Boxes, Etc., GNC, H & R Block
Lovejoy Station                             --                        State Farm, Pizza Hut, Supercuts
Memorial Bend                        TJ Maxx                          Pizza Hut, GNC, H & R Block
Orchard Square                      CVS Drug                          Mail Boxes Unlimited, State Farm, Remax
Paces Ferry Plaza                           --                        Blockbuster Video, Nations Bank
                                                                      Sherwin Williams
Powers Ferry Square                 CVS Drug                          Domino's Pizza, Dunkin Donuts, Supercuts
Powers Ferry Village                CVS Drug                          Mail Boxes, Etc., Blimpies
Rivermont Station                   CVS Drug                          Pak Mail, GNC, Wolf Camera
Roswell Village                      Eckerd, Ace Hardware             Hallmark, Pizza Hut, Scholtzyky's
Russell Ridge                               --                        Pizza Hut, Pak Mail, Hallmark, GNC
Sandy Plains Village                 Stein Mart                       H & R Block, Mail Boxes Etc., Subway
Sandy Springs  Village                      --                        Air Touch, Blockbuster Video, Steinway Piano
Trowbridge Crossing (5)                     --                        Domino's, Postal Services, Hair Cuttery

Other Markets
-------------
Evans Crossing                              --                        Subway, Hair Cuttery, Dollar Tree
LaGrangeMarketplace(3)               Eckerd                           Lee's Nails, It's Fashions, One Price Clothing
Parkway Station (5)                         --                        H & R Block, Pizza Hut, Olan Mills


Subtotal/Weighted
Average(Georgia)



                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------


OHIO

Cincinnati
----------
Beckett Commons                             --                        Mail Boxes, Etc., Subway, Taco Bell
Cherry Grove                         CVS Drug, TJ Maxx,               GNC, Hallmark, Sally Beauty Supply
                                     Hancock Fabrics
Hamilton Meadows                      Kmart                           Radio Shack, H&R Block, GNC
Hyde Park Plaza                      Walgreen's, Michaels,            Radio Shack, H&R Block, Hallmark
                                     Barnes & Noble, Old Navy         Blockbuster Video, US Post Office, Kinkos
Shoppes at Mason                            --                        Mail Boxes Etc., GNC, Great Clips
Silverlake                                  --                        Radio Shack, H&R Block, Great Clips
Westchester Plaza                           --                        Pizza Hut, Subway, GNC

Columbus
--------
East Pointe                                 --                        Mail Boxes, Etc., Hallmark, Liberty Mutual
Hampstead Village (6)                       --                        Blockbuster Video, Great Clips
Kingsdale (6)                        Stein Mart, Limited              Hallmark, Goodyear, Jenny Craig
                                     S&K Menswear                     Famous Footware
North Gate/(Maxtown)                        --                        Hallmark, GNC, Great Clips
Park Place                                  --                        Mail Boxes Etc., Domino's, Subway
Windmiller Plaza                     Sears Hardware                   Radio Shack, Sears Optical, Great Clips
Worthington                          CVS Drug                         Little Caesar's, Hallmark, Radio Shack


Subtotal/Weighted
Average(Ohio)



NORTH CAROLINA

Asheville
---------
Oakley Plaza                         CVS Drug, Western Auto           Little Caesar's, Subway
                                     Baby Superstore                    Life Uniform

Charlotte
---------
Carmel Commons                       Eckerd, Piece Goods              Little Caesar's, Radio Shack, Blimpies
City View                            CVS Drug, Public Library         Bellsouth, Willie's Music
Union Square                         CVS Drug,                        Mail Boxes, Etc., Subway, TCBY
                                     Consolidated Theatres

Raleigh / Durham
----------------
Bent Tree Plaza                             --                        Pizza Hut, Manhattan Bagel, Parcel Plus
Garner Town Square                   United Artists, Office Max,      Sears Optical, Friedman's Jewelers
                                       Petsmart                         H & R Block, Shoe Carnival
Glenwood Village                            --                        Domino's Pizza, Simple Pleasures
Lake Pine Plaza                             --                        H & R Block, GNC, Great Clips
Maynard Crossing                            --                        Mail Boxes, Etc., GNC, Hallmark
Southpoint Crossing (5)                     --                        Wolf Camera, GNC, H&R Block
Woodcroft                            Eckerd, True Value               Domino's Pizza, Subway, Allstate

Winston-Salem
-------------
Kernersville Marketplace                    --                        Mail Boxes, Little Caesar's, Great Clips


Subtotal/Weighted
Average(North Carolina)
-------------------------


WASHINGTON

Seattle
-------
Cascade Plaza (6)                    Long's Drugs                     JoAnn Fabrics, Fashion Bug
Inglewood Plaza                             --                        Subway, Domino's Pizza
James Center (6)                            --                        Kinko's, Hollywood Video, U.S. Bank
Lake Meridian                        Bartell Drugs                    Mail Boxes Etc., Starbucks, Home Video
Pine Lake Village                    Rite Aid                         Blockbuster Video, Starbucks, Mail Post
Sammamish Highlands                  Bartell Drugs, Ace Hardware      Hollywood Video, Starbucks, GNC, H&R Block
South Point Plaza                    Rite Aid, Office Depot,          Outback Steakhouse, Mail Boxes Etc.
                                        Pep Boys


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------

WASHINGTON
Seattle (Continued)
-------------------
Southcenter                          Target (4)                       GTE Wireless, Supercuts, Starbucks
Thomas Lake                           Rite Aid                        Blockbuster Video, Great Clips, Subway

Subtotal/Weighted
Average(Washington)
-------------------------

COLORADO

Colorado Springs
----------------
Cheyenne Meadows (5)                        --                        Hallmark, Nail Center, Cost Cutters
Jackson Creek  (5)                          --                        Cost Cutters, Polo Cleaners
Woodman Plaza (6)(5)                        --                        Cost Cutters, GNC, The Nail Center

Denver
------
Boulevard Center                            --                        Bennigans, Great Clips, Mail Boxes Etc.
Buckley Square                       True Value Hardware              Hollywood Video, Radio Shack, Subway
Leetsdale Marketplace                       --                        Blockbuster Video, Radio Shack, GNC
Littleton Square                     Walgreens                        Blockbuster Video, Hallmark, H&R Block
Lloyd King Center (5)                       --                        GNC, Cost Cutters, Hollywood Video
Redlands Marketplace (6)                    --                        Redland Floral & Gifts
Stroh Ranch (5)                             --                        Cost Cutters, Post Net, Dry Clean Station


Subtotal/Weighted
Average(Colorado)

OREGON

Portland
--------
Cherry Park Market (Grmr)                   --                        Hollywood Video, Subway, Baskin Robbins
Murrayhill Marketplace                      --                        True Value, World Gym, State Farm
Sherwood II (6)                             --                                       --
Sherwood Market Center                      --                        Hallmark, Blimpies, GNC, Supercuts
Sunnside 205                                --                        Kinko's, State Farm, Coffee Bistro
Walker Center                        Sportmart                        Blockbuster Video, Postal Annex
West Hills                                  --                        Blockbuster Video, GNC, Starbucks


Subtotal/Weighted
Average(Oregon)

ALABAMA

Birmingham
----------
Villages of Trussville (3)          CVS Drug                          Head Start, Cellular One, Mattress Max
West County Marketplace (3)         Rite Aid, Wal-Mart                Domino's Pizza, GNC, Cato Plus

Montgomery
----------
Country Club (3)                    Rite Aid                          Radio Shack, Subway, Beltone, GNC

Other Markets
-------------
Bonner's Point (3)                  Wal-Mart                          Subway, Domino's Pizza, Cato
Marketplace -                       Wal-Mart                          Domino's Pizza, Subway, Hallmark
   Alexander City (3)


Subtotal/Weighted
Average(Alabama)

ARIZONA
-------
Paseo Village                        Walgreens                        Domino's Pizza, Fantastic Sams
Pima Crossing                        Stein Mart                       Pier 1 Imports, Blockbuster Video, GNC


Subtotal/Weighted
Average(Arizona)


                                     Drug Store &                         Other
Property Name                        Other Anchors                       Tenants
----------------------------     --------------------------     ----------------------------------------------------
TENNESSEE

Nashville
---------
Harpeth Village (5)                         --                        Mail Boxes, Etc., Heritage Cleaners, Great Clips
Nashboro Village                            --                        Hallmark, Fantastic Sams, Cellular Sales
Peartree Village                     Eckerd, Office Max               Hollywood Video, AAA Auto, Royal Thai


Subtotal/Weighted
Average(Tennessee)

MICHIGAN
--------
Fenton Marketplace (6)                      --                                  --
Lakeshore                            Rite Aid                         Hallmark, Subway, Baskin Robbins
Waterford (6)                               --                        Supercuts, Hollywood Entertainment


Subtotal/Weighted
Average(Michigan)


VIRGINIA
--------
Brookville Plaza                            --                        H&R Block, Cost Cutters, Jenny Craig
Statler Square                       CVS Drug, Staples                Hallmark, H & R Block, Hair Cuttery

Subtotal/Weighted
Average(Virginia)

MISSISSIPPI
-----------
Columbia Marketplace(3)              Wal-Mart                         GNC, Radio Shack, Cato
Lucedale Marketplace(3)              Wal-Mart                         Subway, Cato, Byrd's Cleaners


Subtotal/Weighted
Average(Mississippi)

SOUTH CAROLINA
--------------
Merchants Village                           --                        Mail Boxes Etc., Hollywood Video, Hallmark
Queensborough (5)                           --                        Mail Boxes, Etc., Supercuts, Pizza Hut

Subtotal/Weighted
Average(South Carolina)
-------------------------

DELAWARE
--------
Pike Creek                           Eckerd, K-mart                   Radio Shack, H&R Block, TCBY

KENTUCKY
--------
Franklin Square                      Rite Aid, JC Penney              Mail Boxes, Baskin Robbins, Kay Jewelers

ILLINOIS
--------
Hinsdale Lake Commons                Ace Hardware                     Hallmark, Blockbuster Video, Fannie Mae

MISSOURI
--------
St. Ann  Square                      Bally Total Fitness              Great Clips, US Navy, US Marines

WYOMING
-------
Dell Range Road (5)(6)                       --                                 --


(1)  Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 95.5% for Partnership shopping centers and 95.0% for Company shopping centers.
(3)  Company-owned property not owned by the  Partnership.
(4)  Tenant owns its own building.
(5)  Owned by a partnership with outside investors in which the Partnership
     (or the Company in the case of a property referred to in note (3) above) or an affiliate is the general partner.
(6)  Property under development or redevelopment.

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

No matters were submitted for partnership unit vote during the fourth quarter of 1999.

                                                PART Il

Item 5.     Market for the Registrant's Common Equity and Related Shareholder
            Matters

There is no established public trading market for the units of partnership interest in the Partnership ("Units"), and Units may be transferred only with the consent of the general partner as provided in the Third Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of December 31, 1999, Regency was the only holder of Class B Units, and there were approximately 46 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series A, B, C and D Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership's knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Each outstanding Unit other than Class B Units and Series A, B, C and D Preferred Units may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency's election.

The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series A, C and D Preferred Units on each March 31, June 30, September 30 and December 31 in a distribution amount equal to 8.125%, 9.0% and 9.125% of the original capital contribution per Series A, C and D Preferred Units, respectively. The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series B Preferred Units on each March 1, June 1, September 1 and December 1 in a distribution amount equal to 8.75% of the original capital contribution per Series B Preferred Units. Subject to the prior right of the holders of Series A, B, C and D Preferred Units to receive all distributions accumulated on such Units in full, at the time of each distribution to holders of common stock of Regency, distributions of Available Cash will then be made to the holders of Additional Units, first in an amount per Unit identical to the amount that is distributed with respect to each share of common stock. The Partnership Agreement provides that all remaining Available Cash will be distributed to the General Partner.

Regency's common stock is traded on the New York Stock Exchange under the symbol "REG". The following table sets forth the high and low prices and the cash dividends declared on Regency's common stock by quarter for 1999 and 1998. Quarterly distributions to limited partners (other than holders of Series A, B, C and D Preferred Units) have been declared and paid at the same rate as the Regency cash dividends since Regency or its affiliate has been the general partner of the Partnership.

                             1999                              1998
                 ----------------------------     -----------------------------
                                       Cash                             Cash
                    High     Low     Dividends      High      Low    Dividends
                   Price    Price    Declared       Price    Price   Declared
                  -------  ------   ---------      ------   ------  -----------

   March 31       $23.125   18.750      .46       27.812     24.750    .44
   June 30         22.500   19.000      .46       26.687     24.062    .44
   September 30    22.125   19.875      .46       26.500     20.500    .44
   December 31     20.813   18.750      .46       23.437     20.250    .44

The Partnership intends to pay regular quarterly distributions to its Unit holders in an amount per Unit identical to the amount distributed to each share of Regency common stock. Future distributions will be declared and paid at the discretion of Regency's Board of Directors, and will depend upon cash generated by operating activities, the Partnership's financial condition, capital requirements, Regency's annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. The Partnership anticipates that for the foreseeable future cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Partnership. In order to maintain its qualification as a REIT, Regency must make annual distributions to shareholders of at least 95% of its taxable income (90% effective January 1, 2001). Under certain circumstances, which management does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements.

Under the loan agreement with the lenders of the Partnership's Line, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. Also in the event of any monetary default, Regency will not make distributions to shareholders and limited partners.

The following describes the registrant's sales of unregistered securities during the periods covered by this report, each sold in reliance on Rule 506 of the Securities Act.

In November 1998, the Partnership acquired Park Place shopping center in exchange for 79,466 Additional Units valued at $26 per Unit plus the assumption of debt secured by Park Place. During 1999, 3,682 Additional Units were issued as contingent consideration.

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

On September 29, 1999, the Partnership issued $50 million of 9.125% Series D Cumulative Redeemable Preferred Units ("Series D Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 500,000 Series D Preferred Units for $100.00 per unit. The Series D Preferred Units, which may be called by the Partnership at par on or after September 29, 2004, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. At any time after September 29, 2009, the Series D Preferred Units may be exchanged for shares of 9.125% Series D Cumulative Redeemable Preferred Stock of the Company at an exchange rate of one share of Series D Preferred Stock for one Series D Preferred Unit. The Series D Preferred Units and Series D Preferred Stock are not convertible into common stock of the Company.The net proceeds of the offering were used to reduce the Line.

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

During 1998, the Partnership acquired 42 shopping centers and joint ventures for a total investment of $370.3 ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Partnership paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. During 2000, the Partnership may pay contingent consideration of up to an estimated $7.5 million, through the issuance of Units, stock and the payment of cash.

The Partnership acquired 34 shopping centers during 1997 (the "1997 Acquisitions") for approximately $377.8 million. Included in the 1997 Acquisitions are 26 shopping centers acquired from Branch Properties ("Branch") for $232.4 million. During 1999, the Partnership issued 298,064 Additional Units and shares of common stock valued at $5.9 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired. During 1998, the Partnership issued 721,997 Additional Units and shares of common stock valued at $18.2 million to Branch as contingent consideration for the satisfaction of certain performance criteria of the properties acquired.

Item 6. Selected Consolidated Financial Data
(in thousands, except per share data and number of properties)

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1999, for the Partnership. This information should be read in conjunction with the financial statements of the Partnership (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.

                                               1999        1998         1997        1996         1995
                                               ----        ----         ----        ----         ----
Operating Data:
Revenues:
  Rental revenues                        $    260,792    108,586       69,748      24,899       14,362
  Other non-rental revenues                    18,239     11,863        8,448       3,444        2,426
  Equity in income of investments
    in real estate partnerships
                                                4,688        946           33          70            4
                                              --------   --------     --------     -------     --------
      Total revenues                          283,719    121,395       78,229      28,413       16,792
                                              --------   --------     --------     -------     --------
 Operating expenses:
  Operating, maintenance and
    real estate taxes                          62,973      25,078      17,755       7,211        4,130
  General and administrative                   19,747      15,064       9,964       6,049        4,895
  Depreciation and amortization
                                               44,891      20,652      12,401       4,345        2,573
                                              --------    -------     --------     --------    --------
      Total operating expenses                127,611      60,794      40,120      17,605       11,598
                                              --------    -------     --------     --------    --------

Interest expense, net of  interest
  income                                       53,888      21,564      13,827       5,866        4,398
                                              --------    --------     -------     --------     -------

      Income before minority interests
        and sale of real estate
        investments                           102,220      39,037      24,282       4,942          796

(Loss) gain on sale of real estate
  investments                                    (233)     10,726         451           -            -
                                              --------    --------     --------    --------     -------

      Income before minority interests        101,987      49,763      24,733       4,942          796

Minority interest
                                               (2,856)       (464)       (505)          -            -
                                              --------    --------    ---------   --------      -------
      Net income                               99,131      49,299      24,228       4,942          796
Preferred unit distributions                  (12,368)     (3,359)          -           -            -
                                              --------    --------    --------   --------      -------

      Net income for common              $     86,763      45,940      24,228       4,942          796
        unitholders                           ========    ========   ========    ========      =======

Income per common unit:
      Basic                              $       1.59        1.62        1,20        0.19         0.04
                                              =======     =======    ========   =========     ========
      Diluted                            $       1.59        1.58        1.13        0.19         0.04
                                              =======     =======    ========   =========     ========

Other Data:
  Original, Additional, and
    Class B Units Outstanding                  57,400      25,685      23,335      10,283        6,740
  Series A , B, C and D Preferred
    Units Outstanding                           3,700       1,600           -           -            -
  Partnership owned gross leasable area        22,841      12,358       7,792       3,638        2,019
  Number of properties
   (at end of period)                             198         109          70          28           13
  Ratio of earnings to fixed charges              1.9         2.0         2.3         1.7          1.1

Balance Sheet Data:
  Real estate investments at cost      $    2,495,935   1,084,532     679,370     257,066      149,735
  Total assets                              2,530,709   1,086,437     683,849     258,184      145,997
  Total debt                                  960,967     480,376     218,337     107,982       55,686
  Partners' capital                         1,503,085     574,268     445,547     143,724       85,863

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within. Amounts are in thousands, except per share data and retail center statistical information.

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 216 properties included in the Company's portfolio at December 31, 1999, 198 properties were owned either fee simple or through partnerships interests by the Partnership. At December 31, 1999, the Company had an investment in real estate, at cost, of approximately $2.6 billion of which $2.4 billion or 96% was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood shopping centers which are located in infill locations or high growth corridors. The Partnership's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                     December 31, 1999                     December 31, 1998
                    ------------------                     ------------------
    Location      # Properties     GLA        % Leased*   # Properties      GLA      % Leased*


    Florida              39        4,859,031     93.7%         36         4,571,617      93.8%
    California           36        3,858,628     98.2%          -                 -         -
    Texas                29        3,849,549     94.2%          5           479,900      86.3%
    Georgia              25        2,539,556     91.8%         25         2,560,383      93.1%
    Ohio                 14        1,923,100     98.1%         12         1,527,510      96.8%
    North Carolina       12        1,241,639     97.9%         12         1,239,783      98.3%
    Washington            9        1,066,962     98.1%          -                 -         -
    Colorado             10          903,502     98.0%          5           447,569      95.2%
    Oregon                7          616,070     94.2%          -                 -         -
    Arizona               2          326,984     99.7%          -                 -         -
    Tennessee             3          271,697     98.9%          4           295,179      96.8%
    Michigan              3          250,655     98.7%          2           177,929      99.0%
    Delaware              1          232,754     96.3%          1           232,752      94.8%
    Kentucky              1          205,061     91.8%          1           205,060      95.6%
    Virginia              2          197,324     96.1%          2           197,324      97.7%
    Illinois              1          178,600     85.9%          1           178,600      86.9%
    South Carolina        2          162,056     98.8%          2           162,056     100.0%
    Missouri              1           82,498     95.8%          1            82,498      99.8%
    Wyoming               1           75,000        -           -                 -         -
                     ----------- ------------ ------------ ------------ ------------ ------------
        Total           198       22,840,666     95.5%        109        12,358,160      94.6%
                     =========== ============ ============ ============ ============ ============


         *  Excludes properties under construction

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

The following table summarizes the four largest grocery tenants occupying the Partnership's shopping centers at December 31, 1999:

      Grocery     Number of       % of      % of Annualized   Avg Remaining
      Anchor       Stores      Total GLA       Base Rent        Lease Term
     ---------    ----------    ----------    ---------------  ------------
     Kroger            52          13.2%          11.4%            16 yrs
     Publix            26           5.4%           4.6%            12 yrs
     Safeway           32           6.3%           4.3%            10 yrs
     Albertsons        14           3.2%           3.0%            14 yrs

Acquisition and Development of Shopping Centers

On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders of Regency held February 26, 1999. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and closing costs. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity. Concurrent with this acquisition, the Company contributed all the assets and liabilities of Pacific to the Partnership in exchange for Class B Units.

During 1998, the Partnership, through Regency, acquired 42 shopping centers and joint ventures for a total investment of $370.3 ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Partnership and Regency paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. During 2000, the Partnership and Regency may pay contingent consideration of up to an estimated $7.5 million, through the issuance of Units, stock and the payment of cash.

Results from Operations

Comparison of 1999 to 1998

Revenues increased $162.3 million or 134% to $283.7 million in 1999. The increase was due primarily to Pacific and the 1998 Acquisitions. At December 31, 1999, the real estate portfolio contained approximately 22.8 million SF, and was 92.6% leased. Minimum rent increased $116.9 million or 134%, and recoveries from tenants increased $32.8 million or 164%. Other non-rental revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $18.2 million and $11.9 million in 1999 and 1998, respectively. This increase of $6.3 million was the result of higher gains on developments sold. During 1998, the Partnership sold four office buildings and a parcel of land for $30.7 million, and recognized a gain on the sale of $10.7 million. As a result of these transactions the Partnership's real estate portfolio is comprised entirely of retail shopping centers. The proceeds from the sale were used to reduce the balance of the line of credit.

Operating expenses increased $66.8 million or 110% to $127.6 million in 1999. Combined operating and maintenance, and real estate taxes increased $37.9 million or 151% during 1999 to $63 million. The increases are due to Pacific and the 1998 Acquisitions. General and administrative expenses increased 32% during 1999 to $19.3 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $24.2 million during 1999 or 117% primarily due to Pacific and the 1998 Acquisitions.

Interest expense increased to $56 million in 1999 from $23.5 million in 1998 or 139% due to increased average outstanding loan balances related to the financing of Pacific and the 1998 Acquisitions on the Line and the assumption of debt.

Net income for common unit holders was $86.8 million in 1999 vs. $45.9 million in 1998, a $40.9 million or 89% increase for the reasons previously described. Diluted earnings per unit in 1999 was $1.59 vs. $1.58 in 1998 due to the gain offset by the dilutive impact from the increase in weighted average common units and equivalents of 26.9 million primarily due to the acquisition of Pacific.

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

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $142.0 million and $54.0 million for the years ended December 31, 1999 and 1998, respectively. The Partnership incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $18.9 million and $6.9 million, during 1999 and 1998, respectively. The Partnership paid scheduled principal payments of $6.1 million and $3.1 million during 1999 and 1998, respectively. The Partnership paid distributions of $15.5 million and $5.3 million, during 1999 and 1998, respectively, to its Common and Series A , B, C and D Preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $211.9 million and $235.7 million, during 1999 and 1998, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash provided by financing activities was $105.3 million and $182.6 million during 1999 and 1998, respectively, primarily related to the proceeds from the preferred unit and debt offerings completed during 1999 and 1998. At December 31, 1999, the Partnership had 50 shopping centers under construction or undergoing major renovations, with costs to date of $271.3 million. Total committed costs necessary to complete the properties under development is estimated to be $135 million and will be expended through 2000.

During 1999, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares from time to time through periodic open market transactions or through privately negotiated transactions. At December 31, 1999, the Company had repurchased 2.7 million shares for $54.5 million of which the majority of the funds came from the Partnership. Accordingly, 2.7 million Class B Units are currently held in treasury.

The Partnership's outstanding debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                    1999         1998
                                                  -------       ------
  Notes Payable:
      Fixed rate mortgage loans             $      331,716      230,398
      Variable rate mortgage loans                  11,376       11,051
      Fixed rate unsecured loans                   370,696      121,296
                                                   -------      -------
            Total notes payable                    713,788      362,745
  Acquisition and development line of credit       247,179      117,631
                                                   -------      -------
            Total                            $     960,967      480,376
                                                   =======      =======

During February, 1999, the Partnership modified the terms of its unsecured line of credit (the "Line") by increasing the commitment to $635 million. This credit agreement also provides for a competitive bid facility of up to $250 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Partnership's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. The Partnership is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others
(i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

Mortgage loans are secured by certain real estate properties, and may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

During 1999, the Partnership assumed debt with a fair value of $411.2 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments0.

On April 15, 1999 the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.


As of December 31, 1999, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                       Scheduled
                                       Principal    Term Loan      Total
     Scheduled Payments by Year        Payments    Maturities    Payments
                                      ----------  ------------  ----------

     2000                                   5,711       41,942       47,653
     2001                                   8,053      293,027      301,080
     2002                                   4,943       44,091       49,034
     2003                                   4,933       13,299       18,232
     2004                                   5,327      199,866      205,193
     Beyond 5 Years                        36,833      290,365      327,248
     Net unamortized debt premiums              -       12,527       12,527
                                       ----------    ---------    ---------
                                      $    65,850      895,117      960,967
     Total                             ==========    =========    =========

Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.3 million at December 31, 1999, and the Partnership's proportionate share of these loans was $21.2 million.

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

The Partnership's real estate portfolio has grown substantially during 1999 as a result of the acquisitions and development discussed above. The Partnership intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the
Line. The Partnership expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those completed in previous years. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Partnership's capital resources currently available for liquidity requirements. The Partnership expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

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

Environmental Matters

The Partnership like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Partnership has approximately 38 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company or the Partnership due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company or Partnership.

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

Year 2000 System Compliance

Management recognized the potential effect Year 2000 could have on the Partnership's operations and, as a result, implemented a Year 2000 Compliance Project. The project included an awareness phase, an assessment phase, a renovation phase, and a testing phase of the data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also included surveying major tenants and financial institutions. The Partnership's computer hardware, operating systems, business systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant. Additionally, the Partnership did not incur and does not expect any business interruption as a result of any of its customers or financial institutions not being Year 2000 compliant.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has no plans to enter into derivative or interest rate transactions for speculative purposes, and at December 31, 1999, the Partnership did not have any borrowings hedged with derivative financial instruments.

The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands) based upon contractual terms, weighted average interest rates of debt remaining, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                   Fair
                               2000       2001     2002     2003     2004    Thereafter   Total    Value
                               ----       ----     ----     ----     ----    ----------   -----    -----

Fixed rate debt            $  47,521     42,656    49,034   18,232  205,193   327,248    689,884   704,412
Average interest rate for
  all debt                      7.80%      7.81%     7.78%    7.70%    7.66%    7.81%          -         -

Variable rate LIBOR debt   $     131    258,424         -        -        -        -     258,555   258,555
Average interest rate for
  all debt                      6.13%      6.13%        -        -        -        -           -         -



As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

Forward Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Partnership that is based on the beliefs of the Partnership's management, as well as assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions, including Pacific; changes in business strategy; the indebtedness of the Partnership; quality of management, business abilities and judgment of the Partnership's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.





                                               PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership is managed by Regency, its general partner. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year. The following table provides information concerning the executive officers of Regency.

 Executive Officer                        Positions with the Company
      (Age)                   Principal Occupations During the Past Five Years

Martin E. Stein, Jr.        Chairman,  Chief  Executive  Officer, and Director
    (age 47)                of the Company since its initial public offering in
                            October 1993; previously President of the Company's predecessor real estate division since 1976.

Mary Lou Fiala              President and Chief Operating Officer since January,
   (age 48)                 1999 and Director of the Company since March, 1997;
                            Managing Director - Security  Capital U.S. Realty
                            Strategic Group From March 1997 to January  1999;
                            Senior Vice President and Director of Stores, New
                            England - Macy's East/ Federated Department Stores from 1994 to March 1997; various retailing positions since joining Macy's in 1977, including Senior Vice
                            President  for  Federated's  Burdines  Division  and
                            Henri Bendel.

Bruce M. Johnson            Managing Director and Chief Financial Officer of the
    (age 52)                Company since its initial public offering in October
                            1993, and Executive Vice President of the Company's predecessor real estate division since 1979.

Item 11.       Executive Compensation

The Partnership is managed by Regency, its general partner. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year.

Item 12.       Security Ownership of Certain Beneficial Owner and Management

Information known to the Partnership with respect to beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 5% of the outstanding Class B Units as of March 24, 2000 is as follows




                   NO. OF UNITS                     BENEFICIALLY
CLASS             BENEFICIAL OWNER                    OWNED         % OF CLASS

Class B Units      Regency Realty Corporation        55,123,067        100%
                   121 W. Forsyth St., Suite 200
                   Jacksonville, Florida 32202




The Partnership has no directors or executive officers and is managed by Regency as the general partner of the Partnership. Other than Lee S. Wielansky and John
F. Euart, Jr., no director or executive officer of Regency personally owns any Units of the Partnership as of March 24, 2000.

Information concerning the beneficial ownership of shares of common stock of Regency by its directors and executive officers, as well as by persons believed to be the beneficial owner of more than 5% of Regency's outstanding common stock, is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders.


Item 13.       Certain Relationships and Related Transactions

The Partnership is managed by Regency, its general partner. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year.

                               PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Financial Statements and Financial Statement Schedules:

The Partnership's 1999 financial statements and financial statement schedule, together with the reports of KPMG LLP dated January 26, 2000 are listed on the index immediately preceding the financial statements at the end of this report.

    (b) Reports on Form 8-K:

        None

    (c)  Exhibits:

3. Third Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended, incorporated by reference to Exhibit 10(q) of Regency Realty Corporation's Form 10-K for the year ended December 31, 1999, filed March 17, 2000.

4.      Instruments defining Rights of Security Holders

          (a) Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

          (b) Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899)

10.     Material Contracts

          (a) Amended and Restated Credit Agreement dated as of February 26, 1999 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided, incorporated by reference to
               Exhibit 10(u) of Regency Realty Corporation's Form 10-K for the year ended December 31, 1998, filed March 15, 1999.

                      (i) Letter Agreement dated August 30, 1999 amending the Amended and Restated Credit Agreement dated February 26, 1999, incorporated by reference to
                             Exhibit 10(r)(i) of Regency Realty Corporation's Form 10-K for the year ended December 31, 1999, filed March 17, 2000.

                      (ii) Letter Agreement dated October 29, 1999 amending the Amended and Restated Credit Agreement dated February 26, 1999, incorporated by reference to
                             Exhibit 10(r)(ii) of Regency Realty Corporation's Form 10-K for the year ended December 31, 1999, filed March 17, 2000.

21. Subsidiaries of the Registrant incorporated by reference to Exhibit 21 of Regency Realty Corporation's Form 10-K for the year ended December 31, 1999, filed March 17, 2000.

23.     Consent of KPMG LLP

27.     Financial Data Schedule

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

                              REGENCY CENTERS, L.P.

                              By:       REGENCY REALTY CORPORATION,
                                        Its General Partner


Date:   March 17, 2000        By:   /s/ Martin E. Stein, Jr.
                                       ------------------------
                                      Martin E Stein, Jr., Chairman of the Board
                                      and Chief Executive Officer

Date:   March 17, 2000         By:  /s/ Bruce M. Johnson
                                       --------------------
                                        Bruce M. Johnson, Managing Director and
                                        Principal Financial Officer

Date:   March 17, 2000         By:  /s/ J. Christian Leavitt
                                       ------------------------
                                        J. Christian Leavitt,  Senior Vice
                                        President, Finance and Principal
                                        Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:   March 17, 2000              /s/ Martin E. Stein, Jr.
                                        ------------------------
                                      Martin E. Stein, Jr.,Chairman of the Board
                                      and Chief Executive Officer

Date:   March 17, 2000              /s/ Mary Lou Fiala
                                        ------------------------
                                      Mary Lou Fiala, President, Chief Operating
                                      Officer and Director

Date:   March 17, 2000              /s/ Thomas B. Allin
                                        ------------------------
                                       Thomas B. Allin, Director

Date:   March 17, 2000              /s/ Raymond L. Bank
                                        ------------------------
                                       Raymond L. Bank, Director

Date:   March 17, 2000              /s/ A. R. Carpenter
                                        ------------------------
                                       A. R. Carpenter, Director

Date:   March 17, 2000              /s/ Jeffrey A. Cozad
                                        ------------------------
                                       Jeffrey A. Cozad, Director

Date:   March 17, 2000              /s/ J. Dix Druce, Jr.
                                        ------------------------
                                       J. Dix Druce, Jr., Director

Date:   March 17, 2000              /s/ John T. Kelley
                                        ------------------------
                                       John T. Kelley, Director

Date:   March 17, 2000              /s/ Douglas S. Luke
                                        ------------------------
                                       Douglas S. Luke, Director

Date:   March 17, 2000              /s/ John C. Schweitzer
                                        ------------------------
                                       John C. Schweitzer, Director

Date:   March 17, 2000              /s/ Lee Wielansky
                                        ------------------------
                                       Lee Wielansky, Director

Date:   March 17, 2000              /s/ Terry N. Worrell
                                        -----------------------
                                       Terry N. Worrell, Director

                               REGENCY CENTERS, L.P.

                          INDEX TO FINANCIAL STATEMENTS




Regency Centers, L.P.

     Independent Auditors' Report                                         F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998         F-3
     Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998, and 1997                                F-4
     Consolidated Statements of Changes in Capital for the
         years ended  December 31, 1999, 1998 and 1997                    F-5
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998, and 1997                                F-6
     Notes to Consolidated Financial Statements                           F-8


Financial Statement Schedule

     Independent Auditors' Report on Financial Statement Schedule         S-1

     Schedule III - Regency Centers, L.P. Combined Real Estate and
         Accumulated Depreciation - December 31, 1999                     S-2



    All other schedules are omitted because they are not applicable or because information required therein is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


The Unitholders of Regency Centers, L.P. and the Board of Directors of Regency Realty Corporation:


We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.





                                     KPMG LLP





Jacksonville, Florida
January 26, 2000

                                           REGENCY CENTERS, L.P.
                                        Consolidated Balance Sheets
                                        December 31, 1999 and 1998


                                                                                        1999                      1998
                                                                                      --------                   ------

Assets
Real estate investments, at cost: (notes 2, 5 and 9):
    Land                                                                        $   538,881,578               222,259,131
    Buildings and improvements                                                    1,722,813,591               795,124,798
    Construction in progress - development for investment                            81,995,169                15,647,659
    Construction in progress - development for sale                                  85,305,724                20,869,915
                                                                                 ---------------           ---------------
                                                                                  2,428,996,062             1,053,901,503
    Less:  accumulated depreciation                                                  81,294,400                36,752,466
                                                                                 ---------------           ---------------
                                                                                  2,347,701,662             1,017,149,037

    Investments in real estate partnerships (note 4)                                 66,938,784                30,630,540
                                                                                 ---------------           ---------------
          Net real estate investments                                             2,414,640,446             1,047,779,577

Cash and cash equivalents                                                            50,964,920                15,536,926

Note receivable                                                                      15,673,125                         -

Tenant receivables, net of allowance for uncollectible accounts of $1,883,547 and $1,787,866 at December 31, 1999
    and 1998, respectively                                                           30,884,172                13,712,937
Deferred costs, less accumulated amortization of
    $5,498,619 and $2,350,267 at December 31, 1999
    and 1998, respectively                                                           11,272,866                 5,156,289
Other assets                                                                          7,273,925                 4,251,221
                                                                                 ---------------           ---------------
                                                                                $ 2,530,709,454             1,086,436,950
                                                                                 ===============           ===============
Liabilities and Partners' Capital
Liabilities:
    Notes payable (note 2 and 5)                                                    713,787,207               362,744,897
    Acquisition and development line of credit (note 5)                             247,179,310               117,631,185
    Accounts payable and other liabilities                                           47,981,987                17,596,224
    Tenants' security and escrow deposits                                             7,566,967                 2,638,033
                                                                                 ---------------           ---------------
           Total liabilities                                                      1,016,515,471               500,610,339
                                                                                 ---------------           ---------------
Limited partners' interest in consolidated partnerships                              11,108,994                11,558,619
                                                                                 ---------------           ---------------
Partners' Capital (notes 2,6,7 and 8):
Series A  preferred units, par value $50: 1,600,000 units
     issued and outstanding at December 31, 1999 and
     December 31, 1998                                                               78,800,000                78,800,000
Series B  preferred units, par value $100: 850,000 units
     issued and outstanding at December 31, 1999                                     82,799,720                         -
Series C  preferred units, par value $100: 750,000 units
     issued and outstanding at December 31, 1999                                     73,058,577                         -
Series D  preferred units, par value $100: 500,000 units
     issued and outstanding at December 31, 1999                                     49,157,977                         -
General partner; 55,535,928 and 24,537,723 units outstanding
     at December 31, 1999 and 1998, respectively                                  1,179,400,122               472,748,608
Limited partners; 1,863,604 and 1,147,446 units outstanding
     at December 31, 1999 and 1998, respectively                                     39,868,593                22,719,384
                                                                                 ---------------           ---------------
          Total partners' capital                                                 1,503,084,989               574,267,992
                                                                                 ---------------           ---------------
Commitments and contingencies (notes 9 and 10)

                                                                                $ 2,530,709,454             1,086,436,950
                                                                                 ===============           ===============


See accompanying notes to consolidated financial statements.

                               REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
                For the Years ended December 31, 1999, 1998, and 1997



                                                                      1999                 1998                 1997
                                                                     ------               ------               ------

Revenues:
    Minimum rent (note 9)                                      $     203,858,715           86,945,086           55,610,184
    Percentage rent                                                    4,115,179            1,652,560            1,078,692
    Recoveries from tenants                                           52,817,868           19,988,640           13,058,816
    Other non-rental revenues                                         18,239,486           11,862,784            8,447,615
    Equity in income of investments in
       real estate partnerships                                        4,687,944              946,271               33,311
                                                                 ----------------     ----------------     ----------------
          Total revenues                                             283,719,192          121,395,341           78,228,618
                                                                 ----------------     ----------------     ----------------
    Operating expenses:
    Depreciation and amortization                                     44,890,628           20,652,375           12,401,128
    Operating and maintenance                                         36,259,450           14,875,587           10,950,495
    General and administrative                                        19,274,225           14,564,148            9,324,928
    Real estate taxes                                                 26,714,308           10,202,308            6,803,927
    Other expenses                                                       472,526              500,000              639,000
                                                                 ----------------     ----------------     ----------------
          Total operating expenses                                   127,611,137           60,794,418           40,119,478
                                                                 ----------------     ----------------     ----------------
    Interest expense (income):
    Interest expense                                                  56,033,260           23,464,311           14,761,774
    Interest income                                                   (2,144,885)          (1,900,136)            (934,473)
                                                                 ----------------     ----------------     ----------------
          Net interest expense                                        53,888,375           21,564,175           13,827,301
                                                                 ----------------     ----------------     ----------------
          Income before minority interests and sale
            of real estate investments                               102,219,680           39,036,748           24,281,839
                                                                 ----------------     ----------------     ----------------
(Loss) gain on sale of real estate investments                          (232,989)          10,725,975              450,902
Minority interest of limited partners                                 (2,855,404)            (464,098)            (504,957)
                                                                 ----------------     ----------------     ----------------
Net income                                                            99,131,287           49,298,625           24,227,784

Preferred unit distributions                                         (12,368,403)          (3,358,333)                   -
                                                                 ----------------     ----------------     ----------------
          Net income for common unitholders                    $      86,762,884           45,940,292           24,227,784
                                                                 ================     ================     ================
Net income per common unit (note 7):
          Basic                                                $            1.59                 1.62                 1.20
                                                                 ================     ================     ================
          Diluted                                              $            1.59                 1.58                 1.13
                                                                 ================     ================     ================


See accompanying notes to consolidated financial statements

                                       REGENCY CENTERS, L.P.
                               Consolidated Statement of Changes in Capital
                            For the Years Ended December 31, 1999, 1998 and 1997



                                                     Predecessor        Preferred        General          Limited          Total
                                                       Equity             Units          Partner         Partners         Capital
                                                     ------------      ----------       ----------      ----------       -----------

Balance December 31, 1996                      $      143,724,221               -                -               -      143,724,221
Reclassification of predecessor equity
  upon formation of the Partnership                  (143,724,221)              -      143,724,221               -                -
Net income                                                      -               -       22,185,961       2,041,823       24,227,784
Units issued for acquisition
  of real estate                                                -               -       16,227,869      96,380,706      112,608,575
Units issued for cash                                           -               -                -       2,255,140        2,255,140
Units issued as a result of common
  stock issued by Regency                                       -               -      227,953,752               -      227,953,752
Cash distributions for dividends                                -               -      (35,093,345)     (1,900,288)     (36,993,633)
Other contributions (distributions), net                        -               -      (28,229,211)              -      (28,229,211)
Units exchanged for common
  stock of Regency                                                              -       85,460,247     (85,460,247)               -
                                                    --------------  --------------  ---------------  --------------  ---------------
Balance December 31, 1997                                       -               -      432,229,494      13,317,134      445,546,628
Net income                                                      -       3,358,333       44,114,019       1,826,273       49,298,625
Cash received for issuance of
  preferred units, net                                          -      78,800,000                -               -       78,800,000
Units issued as a result of common
  stock issued by Regency                                       -               -       13,425,337           7,694       14,433,031
Cash distributions for dividends                                -               -      (50,295,345)     (1,891,368)     (52,186,713)
Preferred unit distribution                                     -      (3,358,333)               -               -       (3,358,333)
Other contributions (distributions), net                        -               -        7,582,224               -        7,582,224
Units issued for acquisition
  of real estate                                                                -        3,102,555      32,049,975       35,152,530
Units exchanged for common
  stock of Regency                                              -               -       15,940,506     (15,940,506)               -
Reallocation of limited partners interest                       -               -        6,649,818      (6,649,818)               -
                                                    --------------  --------------  ---------------  --------------  ---------------
Balance December 31, 1998                      $                -      78,800,000      472,748,608      22,719,384      574,267,992
Net income                                                      -      12,368,403       83,865,106       2,897,778       99,131,287
Cash received for the issuance of
  preferred units, net                                                205,016,274                -               -      205,016,274
Cash distributions for dividends                                -               -      (97,623,424)     (3,140,849)    (100,764,273)
Preferred unit distribution                                     -     (12,368,403)               -               -      (12,368,403)
Repurchase of Regency stock and
  corresponding units                                           -               -      (54,536,612)              -      (54,536,612)
Other contributions (distributions), net                        -               -       (2,952,539)              -       (2,952,539)
Units issued for acquisition
  of real estate                                                                -      766,258,365      26,608,892      792,867,257
Units issued as a result of common
  stock issued by Regency                                       -               -        4,044,945               -        4,044,945
Units converted for cash                                                        -                -      (1,620,939)      (1,620,939)
Units exchanged for common
  stock of Regency                                              -               -        7,595,673      (7,595,673)               -
                                                    --------------  --------------  ---------------  --------------  ---------------
Balance December 31, 1999                      $                -     283,816,274    1,179,400,122      39,868,593    1,503,084,989
                                                    ==============  ==============  ===============  ==============  ===============




See accompanying notes to consolidated financial statements

                                 REGENCY CENTERS, L.P.
                        Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999, 1998 and 1997



                                                                              1999              1998              1997
                                                                             ------            ------            ------

Cash flows from operating activities:
    Net income                                                         $     99,131,287        49,298,625        24,227,784
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                      44,890,628        20,652,375        12,401,128
          Deferred financing cost and debt premium amortization                 132,103        (1,152,250)          434,826
          Services provided by Regency in exchange for units                  3,821,570         3,199,808         2,858,772
          Minority interest of limited partners                               2,855,404           464,098           504,957
          Equity in income of investments in real estate partnerships        (4,687,944)         (946,271)          (33,311)
          Loss (gain) on sale of real estate investments                        232,989       (10,725,975)         (450,902)
          Changes in assets and liabilities:
              Tenant receivables                                            (12,256,210)       (4,245,674)       (4,232,165)
              Deferred leasing commissions                                   (4,557,488)       (2,079,252)         (870,857)
              Other assets                                                       (6,123)       (4,003,247)       (1,701,232)
              Tenants' security and escrow deposits                           1,225,046           484,181           892,917
              Accounts payable and other liabilities                         11,207,663         3,057,923           203,025
                                                                         ---------------   ---------------   ---------------
                 Net cash provided by operating activities                  141,988,925        54,004,341        34,234,942
                                                                         ---------------   ---------------   ---------------
Cash flows from investing activities:
     Acquisition and development of real estate                            (121,021,353)     (230,037,657)     (127,716,692)
     Acquisition of Pacific, net of cash acquired                            (9,046,230)                -                 -
     Investment in real estate partnerships                                 (30,752,019)      (29,068,392)                -
     Capital improvements                                                   (18,915,839)       (6,922,203)       (5,226,138)
     Construction in progress for sale, net of reimbursement                (38,246,886)         (696,876)      (23,776,953)
     Proceeds from sale of real estate investments                            5,389,760        30,662,197         2,645,229
     Distributions received from real estate partnership investments            704,474           383,853            68,688
                                                                         ---------------   ---------------   ---------------
                 Net cash used in investing activities                     (211,888,093)     (235,679,078)     (154,005,866)
                                                                         ---------------   ---------------   ---------------
Cash flows from financing activities:
     Cash contributions from the issuance of Regency stock
         and exchangeable partnership units                                     223,375        10,233,223       227,350,120
     Repurchase of Regency stock and corresponding units                    (54,536,612)                -                 -
     Redemption of exchangeable partnership units                            (1,620,939)                -                 -
     Net (distributions) contributions limited partners
        in consolidated partnerships                                         (1,071,831)        4,289,995                 -
     Distributions to preferred unit holders                                (12,368,403)       (3,358,333)                -
     Cash distributions for dividends                                      (100,764,273)      (52,186,713)      (36,993,633)
     Other (distributions) contributions, net                                (2,952,539)        7,582,224       (28,229,211)
     Net proceeds from fixed rate unsecured loans                           249,845,300        99,758,000                 -
     Net proceeds from issuance of preferred units                          205,016,274        78,800,000                 -
     (Repayment) proceeds of acquisition and development
        line of credit, net                                                (142,051,875)       69,500,000       (25,570,000)
     Proceeds from mortgage loans                                               445,207         7,345,000        15,972,920
     Repayment of mortgage loans                                            (30,481,514)      (37,092,341)      (24,015,293)
     Deferred financing costs                                                (4,355,008)       (2,301,821)         (568,449)
                                                                         ---------------   ---------------   ---------------
                 Net cash provided by financing activities                  105,327,162       182,569,234       127,946,454
                                                                         ---------------   ---------------   ---------------
                 Net increase in cash and cash equivalents                   35,427,994           894,497         8,175,530

Cash and cash equivalents at beginning of period                             15,536,926        14,642,429         6,466,899
                                                                         ---------------   ---------------   ---------------
Cash and cash equivalents at end of period                             $     50,964,920        15,536,926        14,642,429
                                                                         ===============   ===============   ===============

                           REGENCY CENTERS, L.P.
                    Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999, 1998 and 1997
                                  continued


                                                                              1999              1998              1997
                                                                             -----             -----             ------
Supplemental  disclosure of cash flow  information -
   cash paid for interest (net of capitalized interest
   of approximately $11,029,000, $3,417,000 and $1,896,000
   in 1999, 1998 and 1997 respectively)                                 $    49,325,134       19,841,375        14,395,279
                                                                         ===============   ===============   ===============
Supplemental disclosure of non-cash transactions:
   Mortgage loans assumed for the acquisition of  Pacific
   and real estate                                                      $   411,184,783      124,391,131       142,448,966
                                                                         ===============   ===============   ===============

   Units issued for the acquisition of real estate                      $   792,867,257       35,152,530       112,608,575
                                                                         ===============   ===============   ===============

   Other liabilities assumed to acquire Pacific                         $    13,897,643                -                 -
                                                                         ===============   ===============   ===============


See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

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

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At December 31, 1999, Regency owns approximately 97% of the outstanding common units of the Partnership.

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

              The Partnership's ownership interests are represented by Units, of which there are (i) Series A Preferred Units, (ii) Series B Preferred Units (iii) Series C Preferred Units (iv) Series D Preferred Units (v) Original Limited Partnership Units, all of which were issued in connection with the Branch acquisition, (vi) Additional Units, all of which were issued in connection with the Midland and other property acquisitions, and (vii) Class B Units, all of which are owned by Regency. Each outstanding Unit other than Class B Units and Series A, B, C, and D Preferred Units is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

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

              Substantially all of the lease agreements contain provisions which provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. These additional rents are recognized as the tenants achieve the specified targets as defined in the lease agreements.

              Other non-rental revenues from management, leasing and brokerage fees are recognized as revenue when earned.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

       (c)    Real Estate Investments

              Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects are capitalized as buildings and improvements.

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

              The Partnership reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       (d)    Income Taxes

              The Partnership is not liable for federal income taxes and each partner reports its allocable share of income and deductions on its respective return; accordingly no provision for income taxes is required in the consolidated financial statements.

              Regency Realty Group, Inc., ("RRG") and PRT Development Corporation ("PRTDC") are taxable subsidiaries of the Partnership. RRG and PRTDC are subject to Federal and state income taxes and file separate tax returns. RRG and PRTDC had combined taxable income of $3,465,262, $774,756 and $890,404 for the years ended December 31, 1999, 1998 and 1997, respectively. RRG and PRTDC incurred Federal and state income tax of $1,502,876, $223,657 and $327,013 in 1999, 1998 and 1997, respectively.

              At December 31, 1999 and 1998, the net book basis of real estate assets exceeds the tax basis by approximately $244.8 million and $168.6 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

       (e)    Deferred Costs

              Deferred costs consist of internal and external commissions associated with leasing the rental property and loan costs incurred in obtaining financing which are limited to initial direct and incremental costs. The net leasing commission balance was $6.2 and $2.5 million at December 31, 1999 and 1998, respectively. The net loan cost balance was $5.1 and $2.6 million at December 31, 1999 and 1998, respectively. Such costs are deferred and amortized over the terms of the respective leases and loans.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

       (f)    Earnings Per Unit

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

       (i)    Stock Option Plan

              The Company and the Partnership apply the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which allows companies a choice in the method of accounting for stock options. Entities may recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or SFAS No. 123 also permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per unit disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations states that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (j)    Allocation of Expenses

              All general and administrative expenses incurred by Regency and the Partnership have been paid by the Partnership. All other expenses have been allocated between Regency and the Partnership based upon the direct relationship to the real estate asset for which they were incurred. The Partnership provides property management services for the real estate properties within the Partnership as well as other entities, and earns a fee for these services. Such fees are recorded as management fee revenue for third parties or as a reduction of general and administrative expenses for properties owned by Regency. These fees are charged based on a percentage of total revenues, as defined.

        (k)   Reclassifications

              Certain reclassifications have been made to the 1998 amounts to conform to classifications adopted in 1999.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

2.     Acquisitions

       On September 23, 1998, the Company entered into an Agreement of Merger ("Agreement") with Pacific Retail Trust ("Pacific"), a privately held real estate investment trust. The Agreement, among other matters, provided for the merger of Pacific into Regency, and the exchange of each Pacific common or preferred share into 0.48 shares of Regency common or preferred stock. The stockholders approved the merger at a Special Meeting of Stockholders of Regency held February 26, 1999. On February 28, 1999, the effective date of the merger, the Company issued equity instruments valued at $770.6 million to the Pacific stockholders in exchange for their outstanding common and preferred shares and units. The total cost to acquire Pacific was approximately $1.157 billion based on the value of Regency shares issued, including the assumption of $379 million of outstanding debt and other liabilities of Pacific, and closing costs. The price per share used to determine the purchase price was $23.325 based on the five day average of the closing stock price of Regency's common stock on the New York Stock Exchange immediately before, during and after the date the terms of the merger were agreed to and announced to the public. The merger was accounted for as a purchase with the Company as the acquiring entity. Concurrent with this acquisition, the Company contributed all the assets and liabilities of Pacific to the Partnership in exchange for Class B Units.

       During 1998, the Partnership, through Regency, acquired 42 shopping centers and joint ventures for a total investment of $370.3 ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Partnership and Regency paid contingent consideration valued at $9.0 million consisting of 69,555 Units, 3,768 shares of common stock, and $7.0 million. During 2000, the Partnership and Regency may pay contingent consideration of up to an estimated $7.5 million, through the issuance of Units, stock and the payment of cash.

       The operating results of Pacific and the 1998 Acquisitions are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific and all of the 1998 Acquisitions had occurred on January 1, 1998. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) remove the office buildings sold, and 3) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $306.5 and $267.9 million as of December 31, 1999 and 1998, respectively. Pro forma net income for common unitholders would have been $93.2 and $76.7 million as of December 31, 1999 and 1998, respectively. Pro forma basic net income per common unit would have been $1.60 and $1.26 as of December 31, 1999 and 1998, respectively. Pro forma diluted net income per common unit would have been $1.60 and $1.25 as of December 31, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had Pacific and the 1998 Acquisitions been made on January 1, 1998, or of results which may occur in the future.

3.     Segments

       The Partnership was formed, and currently operates, for the purpose of 1) operating and developing Partnership owned retail shopping centers (Retail segment), and 2) providing services including property management, leasing, brokerage, and construction and development management for third-parties (Service operations segment). The Partnership had previously operated four office buildings that were sold during 1998 and 1997 (Office buildings segment). The Partnership's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Partnership assesses and measures operating results starting with Net Operating Income for the Retail and Office Buildings segments and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts

                              REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   (unaudited)

3.     Segments (continued)

       consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Partnership further adjusts FFO by distributions made to holders of Units that results in a diluted FFO amount. The Partnership considers diluted FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the years ended as of December 31, 1999, 1998, and 1997. Non-segment assets to reconcile to total assets include cash and deferred costs.

                                                                           1999              1998            1997
       Revenues:
         Retail segment                                             $   265,479,706      109,000,125       65,096,009
         Service operations segment                                      18,239,486       11,862,784        8,447,615
         Office buildings segment                                                 -          532,432        4,684,994
                                                                       -------------    -------------     ------------
            Total revenues                                          $   283,719,192      121,395,341       78,228,618
                                                                       =============    =============     ============
       Funds from Operations:
         Retail segment net operating income                        $   202,505,948       84,105,501       49,098,456
         Service operations segment income                               18,239,486       11,862,784        8,447,615
         Office buildings segment net operating income                            -          349,161        2,928,125
         Adjustments to calculate diluted FFO:
           Interest expense                                             (56,033,260)     (23,464,311)     (14,761,774)
           Interest income                                                2,144,885        1,900,136          934,473
           Earnings from recurring land sales                                     -          901,853                -
           General and administrative                                   (19,746,751)     (15,064,148)      (9,963,928)
           Non-real estate depreciation                                  (1,003,092)        (679,740)        (406,113)
           Minority interests of limited partners                        (2,855,404)        (464,098)        (504,957)
           Minority interests in depreciation
            and amortization                                               (584,048)        (526,018)        (285,280)
           Share of joint venture depreciation
            and amortization                                                987,912          688,686           59,038
           Distributions on preferred units                             (12,368,403)      (3,358,333)               -
                                                                       -------------     ------------     ------------
             Funds from Operations - diluted                            131,287,273       56,251,473       35,545,655
                                                                       -------------     ------------     ------------
         Reconciliation to net income for common unitholders:
           Real estate related depreciation
             and amortization                                           (43,887,536)     (19,972,635)     (11,995,015)
           Minority interests in depreciation
            and amortization                                                584,048          526,018          285,280
           Share of joint venture depreciation
            and amortization                                               (987,912)        (688,686)         (59,038)
           (Loss) earnings from property sales                             (232,989)       9,824,122          450,902
                                                                       -------------     ------------     ------------
            Net income available for common unitholders             $    86,762,884       45,940,292       24,227,784
                                                                       =============     ============     ============

                                                                                      As of December 31
                                                                            1999              1998            1997
       Assets (in thousands):
         Retail segment                                             $     2,344,092        1,040,623          625,243
         Service operations segment                                         123,233           20,870           20,173
         Office buildings segment                                                 -                -           19,258
         Cash and other assets                                               63,384           24,944           19,175
                                                                       -------------      -----------      -----------
           Total assets                                             $     2,530,709        1,086,437          683,849
                                                                       =============      ===========      ===========

                              REGENCY CENTERS, L.P.

                    Notes to Consolidated Financial Statements

                                December 31, 1999

                                  (unaudited)

4.     Investments in Real Estate Partnerships

       The Partnership accounts for all investments in which it owns less than 50% and does not have controlling financial interest, using the equity method. The Partnership's combined investment in these partnerships was $66.9 and $30.6 million at December 31, 1999 and 1998, respectively. Net income is allocated to the Partnership in accordance with the respective partnership agreement.

5.     Notes Payable and Acquisition and Development Line of Credit

       The Partnership's outstanding debt at December 31, 1999 and December 31, 1998 consists of the following (in thousands):

                                                                    1999            1998

       Notes Payable:
        Fixed rate mortgage loans                              $   331,716         230,398
        Variable rate mortgage loans                                11,376          11,051
        Fixed rate unsecured loans                                 370,696         121,296
                                                                  --------        --------
              Total notes payable                                  713,788         362,745
       Acquisition and development line of credit                  247,179         117,631
                                                                  --------        --------
             Total                                             $   960,967         480,376
                                                                  ========        ========

       During February, 1999, the Partnership modified the terms of its unsecured acquisition and development line of credit (the "Line") by increasing the commitment to $635 million. This credit agreement also provides for a competitive bid facility of up to $250 million of the commitment amount. Maximum availability under the Line is based on the discounted value of a pool of eligible unencumbered assets (determined on the basis of capitalized net operating income) less the amount of the Partnership's outstanding unsecured liabilities. The Line matures in February 2001, but may be extended annually for one year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a specified spread, (1.00% currently), which is dependent on the Company's investment grade rating. The Partnership is required to comply, and is in compliance, with certain financial and other covenants customary with this type of unsecured financing. These financial covenants include among others (i) maintenance of minimum net worth, (ii) ratio of total liabilities to gross asset value, (iii) ratio of secured indebtedness to gross asset value, (iv) ratio of EBITDA to interest expense, (v) ratio of EBITDA to debt service and reserve for replacements, and (vi) ratio of unencumbered net operating income to interest expense on unsecured indebtedness. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       Mortgage loans are secured by certain real estate properties, and may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.8%.

       During 1999, the Partnership assumed debt with a fair value of $411.2 million related to the acquisition of real estate, which includes debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments, as an adjustment to interest expense.

       On April 15, 1999 the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

5.     Notes Payable and Acquisition and Development Line of Credit (continued)

       As of December 31, 1999, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                            Scheduled
                                                            Principal       Term Loan         Total
              Scheduled Payments by Year                    Payments        Maturities       Payments

              2000                                              5,711          41,942          47,653
              2001                                              8,053         293,027         301,080
              2002                                              4,943          44,091          49,034
              2003                                              4,933          13,299          18,232
              2004                                              5,327         199,866         205,193
              Beyond 5 Years                                   36,833         290,365         327,248
              Net unamortized debt premiums                         -          12,527          12,527
                                                              --------       ---------       ---------
                   Total                                       65,850         895,117         960,967
                                                              ========       =========       =========

       Unconsolidated partnerships and joint ventures had mortgage loans payable
       of  $50.3   million  at  December   31,  1999,   and  the   Partnership's
       proportionate share of these loans was $21.2 million.

6.     Regency's Stockholders' Equity and Partners' Capital

       Allocation of profits and losses and distributions to unitholders are made in accordance with the partnership agreement. Distributions to Limited Partners are made in the same amount as the dividends declared and paid on Regency common stock. Distributions to the General Partner are made at the General Partner's discretion.

       The following represent equity transactions initiated by Regency and the Partnership. The proceeds from such transactions are the primary source of capital from which the Partnership acquires and develops new real estate.

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

       In connection with the acquisition of shopping centers, RCLP has issued Exchangeable Operating Partnership Units to limited partners convertible on a one for one basis into shares of common stock of the Company.

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

6.     Regency's Stockholders' Equity and Partners' Capital (continued)

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

       As part of the acquisition of Pacific Retail Trust, the Company issued Series 1 and Series 2 preferred shares. Series 1 preferred shares are convertible into Series 2 preferred shares on a one-for-one basis and contain provisions for adjustment to prevent dilution. The Series 1 preferred shares are entitled to a quarterly dividend in an amount equal to $0.0271 less than the common dividend and are cumulative. Series 2 preferred shares are convertible into common shares on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. The Company may redeem the preferred shares any time after October 20, 2010 at a price of $20.83 per share, plus all accrued but unpaid dividends. During 1999, a holder of Series 2 preferred shares converted their shares into 14,987 shares of common stock.

       During the fourth quarter, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares from time to time through periodic open market transactions or through privately negotiated transactions. At December 31, 1999, the Company had repurchased 2.7 million shares for $54.5 million of which the majority of the funds came from the Partnership. Accordingly, 2.7 million Class B Units are currently held in treasury.

       During 1999, the holders of all of Regency's Class B stock converted 2,500,000 shares into 2,975,468 shares of common stock.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the years ended December 31, 1999, 1998 and 1997 (in thousands except per share data):

                                                                         1999          1998           1997

       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                52,409         24,991         15,891
                                                                        =======        =======        =======

       Net income for common unitholders                              $  86,763         45,940         24,228
       Less: dividends paid on Class B common
           stock, Series 1 and Series 2 preferred stock                   3,654          5,378          5,140
                                                                        -------        -------        -------
       Net income for Basic and Diluted EPU                           $  83,109         40,562         19,088
                                                                        =======        =======        =======

       Basic EPU                                                      $    1.59           1.62           1.20
                                                                        =======        =======        =======
       Diluted Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding
           for Basic EPU                                                 52,409         24,991         15,891
       Incremental units to be issued under common
          stock options using the Treasury method                             4             14             80
       Contingent units for the acquisition
          of real estate                                                      -            511            955
                                                                        -------        -------        -------
            Total diluted units                                          52,413         25,516         16,926
                                                                        =======        =======        =======

       Diluted EPU                                                    $    1.59           1.58           1.13
                                                                        =======        =======        =======

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

       In 1993, the Company adopted a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of the Company's common shares outstanding not to exceed 8.5 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and become fully exercisable after four years from the date of grant, with the exception of options issued to directors prior to 1999 which become fully exercisable after one year.

       At December 31, 1999, there were approximately 2.7 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $1.23 and $2.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 9.2%, risk-free interest rate of 5.7%, expected volatility 21%, and an expected life of 5.3 years; 1998 - expected dividend yield 7.5%, risk-free interest rate of 4.8%, expected volatility 21%, and an expected life of 6.5 years. The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

                              REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   (unaudited)

8.     Long-Term Stock Incentive Plans (continued)

       Had the Partnership determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Partnership's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

        Net income for
        common unitholders            1999             1998              1997

        As reported:                 $86,763           $45,940          $24,228
          Net income per unit:
            Basic                      $1.59            $1.62             $1.20
            Diluted                    $1.59            $1.58             $1.13

        Pro forma:                   $84,610           $44,915          $22,603
          Net income per unit:
            Basic                      $1.55             $1.58            $1.09
            Diluted                    $1.55             $1.55            $1.03

       Stock option activity during the periods indicated is as follows:

                                                 Number of     Weighted-Average
                                                 Shares          Exercise Price

       Outstanding, December 31, 1996              198,000         $     19.43

           Granted                               1,252,276               25.39
           Forfeited                                (7,000)              23.54
           Exercised                              (124,769)              19.25

       Outstanding, December 31, 1997            1,318,507               25.08
           Granted                                 741,265               24.39
           Forfeited                              (123,495)              25.33
           Exercised                              (227,700)              24.97

       Outstanding, December 31, 1998            1,708,577               24.71

           Granted                                 860,767               20.70
           Pacific Retail Merger                 1,251,719               24.24
           Forfeited                               (87,395)              25.69
           Exercised                                (4,000)              17.88
                                                -----------         ----------
       Outstanding, December 31, 1999            3,729,668         $     23.61
                                                ===========         ==========

       The  following   table   presents   information   regarding  all  options
       outstanding at December 31, 1999.

                          Weighted
                           Average                                    Weighted
      Number of           Remaining           Range of                 Average
       Options          Contractual          Exercise                Exercise
     Outstanding            Life               Prices                   Price

        423,220             9.31          $   16.75  - 19.81       $       19.73
      1,388,098             8.68              20.83  - 22.94               21.86
      1,918,350             7.42              25.00  - 27.69               25.73
      ---------             ----          ------------------       -------------
      3,729,668             8.10          $   16.75  - 27.69       $       23.61
      =========             ====          ==================       =============

       The following table presents information regarding options currently exercisable at December 31, 1999:
                                                                   Weighted
               Number of                  Range of                  Average
                Options                   Exercise                 Exercise
              Exercisable                  Prices                    Price

                 45,731                 $ 16.75 - 19.25         $      19.01
                 15,899                   22.25 - 25.00                23.34
                 88,681                   26.25 - 27.75                26.98
                -------                 ---------------         ------------
                150,311                 $ 16.75 - 27.75         $      24.17
                =======                 ===============         ============
       Also as part of the Plan, certain officers and employees have received loans to purchase stock at market rates of interest, have been granted restricted stock, and have been granted dividend equivalents. During 1999, 1998 and 1997, the Company charged $1,030,645, $1,322,164 and
       $1,115,906, respectively, to income on the consolidated statement of operations related to the Plan.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (unaudited)

9.     Operating Leases

       The Partnership's properties are leased to tenants under operating leases with expiration dates extending to the year 2032. Future minimum rents under noncancelable operating leases as of December 31,1999, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

           Year ending December 31,                         Amount
                     2000                             $   212,605,774
                     2001                                 199,375,597
                     2002                                 176,902,371
                     2003                                 155,139,918
                     2004                                 128,333,418
                     Thereafter                           883,033,479
                                                        -------------
                        Total                         $ 1,755,390,557
                                                        =============
       The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants which individually represented 10% or more of the Partnership's combined minimum rent.

10.    Contingencies

       The Partnership like others in the commercial real estate industry, is subject to numerous environmental laws and regulations and the operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. While the Partnership has registered the plants located in Florida under a state funded program designed to substantially fund the clean up, if necessary, of any environmental issues, the owner or operator is not relieved from the ultimate responsibility for clean up. The Partnership also has established due diligence procedures to identify and evaluate potential environmental issues on properties under consideration for acquisition. In connection with acquisitions during 1999 and 1998, the Partnership has established environmental reserves which amounted to $2.6 million and $2.2 million at December 31, 1999 and 1998, respectively. While it is not possible to predict with certainty, management believes that the reserves are adequate to cover future clean-up costs related to these sites. The Partnership's policy is to accrue environmental clean-up costs when it is probable that a liability has been incurred and that amount is reasonably estimable. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Partnership.

11.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 1999 and 1998 (amounts in thousands, except per share data):

                                                  First           Second           Third           Fourth
                                                 Quarter          Quarter         Quarter          Quarter

       1999:
       Revenues                            $      47,008           75,204          74,912           86,595
       Net income for
         common unitholders                       12,950           24,447          23,983           25,383
       Net income per unit:
         Basic                                       .33              .41             .40              .45
         Diluted                                     .33              .41             .40              .45

       1998:
       Revenues                            $      25,190           29,533          32,332           34,340
       Net income for
         common unitholders                       18,256            9,361           9,320            9,003
       Net income per unit:
         Basic                                       .69              .32             .34              .27
         Diluted                                     .68              .32             .33              .25


                          Independent Auditors' Report
                         On Financial Statement Schedule


The Unitholders of Regency Centers, L.P. and the Board of Directors of Regency Realty Corporation


Under date of January 26, 2000, we reported on the consolidated balance sheets of Regency Centers L.P. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 1999. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                              KPMG LLP




Jacksonville, Florida
January 26, 2000

                                            Regency Centers, L.P.

                               Combined Real Estate and Accumulated Depreciation
                                                December 31, 1999

                                                                                                                   Schedule III

                                           Initial Cost         Cost Capitalized                  Total Cost
                                   ----------------------------                    ---------------------------------------------
                                                   Building &     Subsequent to                     Building &
                                      Land       Improvements     Acquisition          Land       Improvements       Total
                                   ------------  --------------  ---------------   ------------- --------------- -------------

ANASTASIA SHOPPING PLAZA             1,072,451       3,617,493          176,624       1,072,451       3,794,117       4,866,568
ARAPAHO VILLAGE                        837,148       8,031,688                -         837,148       8,031,688       8,868,836
ARDEN SQUARE                         3,140,000       7,420,438                -       3,140,000       7,420,438      10,560,438
ASHFORD PLACE                        2,803,998       9,163,994          345,480       2,583,998       9,729,474      12,313,472
AVENTURA SHOPPING CENTER             2,751,094       9,595,209                -       2,751,094       9,595,209      12,346,303
BECKETT COMMONS                      1,625,242       5,844,871          269,559       1,625,242       6,114,430       7,739,672
BENEVA                               2,483,547       8,851,199          293,537       2,483,547       9,144,736      11,628,283
BENT TREE PLAZA                      1,927,712       6,659,082                -       1,927,712       6,659,082       8,586,794
BERKSHIRE COMMONS                    2,294,960       8,151,236           88,422       2,294,960       8,239,658      10,534,618
BLOOMINGDALE                         3,861,759      14,100,891          235,565       3,861,759      14,336,456      18,198,215
BLOSSOM VALLEY                       7,803,568      10,320,913                -       7,803,568      10,320,913      18,124,481
BOLTON PLAZA                         2,660,227       6,209,110        1,435,951       2,634,664       7,670,624      10,305,288
BOULEVARD CENTER                     3,659,040       9,658,227                -       3,659,040       9,658,227      13,317,267
BOYNTON LAKES PLAZA                  2,783,000      10,043,027           43,649       2,783,000      10,086,676      12,869,676
BRAELINN VILLAGE EQUIPORT            4,191,214      12,389,585          883,677       4,191,214      13,273,262      17,464,476
BRIARCLIFF LA VISTA                    694,120       2,462,819          583,747         694,120       3,046,566       3,740,686
BRIARCLIFF VILLAGE                   4,597,018      16,303,813        1,476,227       4,597,018      17,780,040      22,377,058
BRISTOL WARNER                       5,000,000      11,997,016                -       5,000,000      11,997,016      16,997,016
BROOKVILLE PLAZA                     1,208,012       4,205,994          186,518       1,208,012       4,392,512       5,600,524
BUCKHEAD COURT                       1,737,569       6,162,941        1,515,521       1,627,569       7,788,462       9,416,031
BUCKLEY SQUARE                       2,970,000       5,126,240                -       2,970,000       5,126,240       8,096,240
CAMBRIDGE SQUARE                       792,000       2,916,034          309,747         792,000       3,225,781       4,017,781
CARMEL COMMONS                       2,466,200       8,903,187        1,659,743       2,466,200      10,562,930      13,029,130
CARRIAGE GATE                          740,960       2,494,750        1,232,323         740,960       3,727,073       4,468,033
CASA LINDA PLAZA                     4,515,000      30,809,330                -       4,515,000      30,809,330      35,324,330
CASCADE PLAZA                        3,023,165      10,694,460                -       3,023,165      10,694,460      13,717,625
CENTER OF SEVEN SPRINGS              1,737,994       6,290,048        1,781,068       1,757,440       8,051,670       9,809,110
CHAMPIONS FOREST                     2,665,875       8,678,603                -       2,665,875       8,678,603      11,344,478
CHERRY GROVE                         3,533,146      12,710,297          497,290       3,533,146      13,207,587      16,740,733
CHERRY PARK MARKET                   2,400,000      16,162,934                -       2,400,000      16,162,934      18,562,934
CITY VIEW SHOPPING CENTER            1,207,204       4,341,304           53,659       1,207,204       4,394,963       5,602,167
COOPER STREET                        2,078,891      10,682,189                -       2,078,891      10,682,189      12,761,080
COSTA VERDE                         12,740,000      25,261,188                -      12,740,000      25,261,188      38,001,188
COUNTRY CLUB CALIF                   3,000,000      11,657,200                -       3,000,000      11,657,200      14,657,200
CROMWELL SQUARE                      1,771,892       6,285,288          263,146       1,771,892       6,548,434       8,320,326
CROSSROADS                           3,513,903       2,595,055                -       3,513,903       2,595,055       6,108,958
CUMMING 400                          2,374,562       8,420,776          476,617       2,374,562       8,897,393      11,271,955
DIABLO PLAZA                         5,300,000       7,535,866                -       5,300,000       7,535,866      12,835,866
DUNWOODY HALL                        1,819,209       6,450,922          983,126       1,819,209       7,434,048       9,253,257
DUNWOODY VILLAGE                     2,326,063       7,216,045        2,129,971       2,326,063       9,346,016      11,672,079
EAST POINTE                          1,868,120       6,742,983           37,375       1,868,120       6,780,358       8,648,478
EAST PORT PLAZA                      3,257,023      11,611,363          283,522       3,257,023      11,894,885      15,151,908
EL CAMINO                            7,600,000      10,852,428                -       7,600,000      10,852,428      18,452,428
EL NORTE PARKWAY PLA                 2,833,510       6,332,078                -       2,833,510       6,332,078       9,165,588
ENCINA GRANDE                        5,040,000      10,378,539                -       5,040,000      10,378,539      15,418,539
ENSLEY SQUARE                          915,493       3,120,928          436,060         915,493       3,556,988       4,472,481
EVANS CROSSING                       1,468,743       5,123,617          171,720       1,634,997       5,129,083       6,764,080
FLEMING ISLAND                       3,076,701       6,291,505           31,752       3,076,701       6,323,257       9,399,958
FRANKLIN SQUARE                      2,584,025       9,379,749          478,328       2,584,025       9,858,077      12,442,102
FRIARS MISSION                       6,660,000      27,276,992                -       6,660,000      27,276,992      33,936,992
GARDEN SQUARE                        2,073,500       7,614,748          425,298       2,136,135       7,977,411      10,113,546
GARNER FESTIVAL                      5,591,099      19,897,197          864,979       5,591,099      20,762,176      26,353,275
GLENWOOD VILLAGE                     1,194,198       4,235,476          227,955       1,194,198       4,463,431       5,657,629
HAMILTON MEADOWS                     2,034,566       6,582,429            3,380       2,034,566       6,585,809       8,620,375
HAMPSTEAD VILLAGE                    2,769,901       5,152,103                -       2,769,901       5,152,103       7,922,004
HANCOCK                              8,231,581      24,248,620                -       8,231,581      24,248,620      32,480,201
HARPETH VILLAGE FIELDSTONE           2,283,874       5,559,498        3,537,926       2,283,874       9,097,424      11,381,298
HARWOOD HILLS VILLAGE                2,852,704       9,192,614                -       2,852,704       9,192,614      12,045,318
HERITAGE LAND                       12,390,000               -                -      12,390,000               -      12,390,000
HERITAGE PLAZA                               -      23,675,957                -               -      23,675,957      23,675,957
HIGHLAND SQUARE                      2,615,250       9,359,722        4,964,243       2,615,250      14,323,965      16,939,215
HILLCREST VILLAGE                    1,600,000       1,797,686                -       1,600,000       1,797,686       3,397,686
HINSDALE LAKE COMMONS                4,217,840      15,039,854           71,706       4,217,840      15,111,560      19,329,400
HYDE PARK                            9,240,000      33,340,181        2,744,895       9,735,102      35,589,974      45,325,076
INGLEWOOD PLAZA                      1,300,000       1,862,406                -       1,300,000       1,862,406       3,162,406
JAMES CENTER                         2,706,000       9,451,497                -       2,706,000       9,451,497      12,157,497

                                            Regency Centers, L.P.
                               Combined Real Estate and Accumulated Depreciation
                                                December 31, 1999

                                                                                                                   Schedule III

                                           Initial Cost         Cost Capitalized                  Total Cost
                                   ----------------------------                    ---------------------------------------------
                                                   Building &     Subsequent to                     Building &
                                      Land       Improvements     Acquisition          Land       Improvements       Total
                                   ------------  --------------  ---------------   ------------- --------------- -------------

KERNERSVILLE PLAZA                   1,741,562       6,081,020          268,646       1,741,562       6,349,666       8,091,228
KINGSDALE SHOPPING CENTER            3,866,500      15,185,234                -       3,866,500      15,185,234      19,051,734
LAKE MERIDIAN                        6,510,000      12,121,889                -       6,510,000      12,121,889      18,631,889
LAKE PINE PLAZA                      2,008,110       6,908,986          309,124       2,008,110       7,218,110       9,226,220
LAKESHORE                            1,617,940       5,371,499           11,789       1,617,940       5,383,288       7,001,228
LEETSDALE MARKETPLACE                3,420,000       9,933,701                -       3,420,000       9,933,701      13,353,701
LITTLETON SQUARE                     2,030,000       8,254,964                -       2,030,000       8,254,964      10,284,964
LOEHMANNS PLAZA                      3,981,525      14,117,891          758,111       3,981,525      14,876,002      18,857,527
LOEHMANNS PLAZA CALIFORNIA           5,420,000       8,679,135                -       5,420,000       8,679,135      14,099,135
LOVEJOY STATION                      1,540,000       5,581,468            5,754       1,540,000       5,587,222       7,127,222
MAINSTREET SQUARE                    1,274,027       4,491,897           47,467       1,274,027       4,539,364       5,813,391
MARINERS VILLAGE                     1,628,000       5,907,835          136,797       1,628,000       6,044,632       7,672,632
MARKET AT PRESTON FOREST             4,400,000      10,752,712                -       4,400,000      10,752,712      15,152,712
MARKET AT ROUND ROCK                 2,000,000       9,676,170                -       2,000,000       9,676,170      11,676,170
MARKETPLACE  ST PETE                 1,287,000       4,662,740          283,120       1,287,000       4,945,860       6,232,860
MAXTOWN ROAD (NORTHGATE)             1,753,136       6,244,449           28,947       1,753,136       6,273,396       8,026,532
MAYNARD CROSSING                     4,066,381      14,083,800          616,760       4,066,381      14,700,560      18,766,941
MEMORIAL BEND SHOPPING CENTER        3,256,181      11,546,660        2,121,856       3,366,181      13,558,516      16,924,697
MERCHANTS VILLAGE                    1,054,306       3,162,919        3,399,315       1,054,306       6,562,234       7,616,540
MILLS POINTE                         2,000,000      11,919,176                -       2,000,000      11,919,176      13,919,176
MOCKINGBIRD COMMON                   3,000,000       9,675,600                -       3,000,000       9,675,600      12,675,600
MORNINGSIDE PLAZA                    4,300,000      13,119,929                -       4,300,000      13,119,929      17,419,929
MURRAYHILL MARKETPLACE               2,600,000      15,753,034                -       2,600,000      15,753,034      18,353,034
NASHBORO                             1,824,320       7,313,207                -       1,824,320       7,313,207       9,137,527
NEWBERRY SQUARE                      2,341,460       8,466,651          868,040       2,341,460       9,334,691      11,676,151
NEWLAND CENTER                      12,500,000      12,221,279                -      12,500,000      12,221,279      24,721,279
NORTH HILLS                          4,900,000      18,972,202                -       4,900,000      18,972,202      23,872,202
NORTHVIEW PLAZA                      1,956,961       8,694,879                -       1,956,961       8,694,879      10,651,840
OAKBROOK PLAZA                       4,000,000       6,365,704                -       4,000,000       6,365,704      10,365,704
OAKLEY PLAZA                         1,772,540       6,406,975           78,014       1,772,540       6,484,989       8,257,529
OLD ST AUGUSTINE PLAZA               2,047,151       7,355,162          295,861       2,047,151       7,651,023       9,698,174
ORCHARD SQUARE                       1,155,000       4,135,353          284,028       1,155,000       4,419,381       5,574,381
PACES FERRY PLAZA                    2,811,522       9,967,557        2,047,867       2,811,622      12,015,324      14,826,946
PALM HARBOUR SHOPPING VILLAGE        2,899,928      10,998,230        1,264,129       2,899,928      12,262,359      15,162,287
PALM TRAILS PLAZA                    2,438,996       5,818,523           47,362       2,438,996       5,865,885       8,304,881
PARK PLACE                           2,231,745       7,974,362            8,795       2,231,745       7,983,157      10,214,902
PARKWAY STATION                      1,123,200       4,283,917          216,003       1,123,200       4,499,920       5,623,120
PASEO VILLAGE                        2,550,000       7,780,102                -       2,550,000       7,780,102      10,330,102
PEACHLAND PROMENADE                  1,284,562       5,143,564           93,215       1,284,561       5,236,780       6,521,341
PEARTREE VILLAGE                     5,196,653       8,732,711       10,768,493       5,196,653      19,501,204      24,697,857
PIKE CREEK                           5,077,406      18,860,183          398,631       5,077,406      19,258,814      24,336,220
PIMA CROSSING                        5,800,000      24,891,690                -       5,800,000      24,891,690      30,691,690
PINE LAKE VILLAGE                    6,300,000      10,522,041                -       6,300,000      10,522,041      16,822,041
PINE TREE PLAZA                        539,000       1,995,927        3,310,606         539,000       5,306,533       5,845,533
PLAZA DE HACIENDA                    4,230,000      11,741,933                -       4,230,000      11,741,933      15,971,933
PLAZA HERMOSA                        4,200,000       9,369,630                -       4,200,000       9,369,630      13,569,630
POWERS FERRY SQUARE                  3,607,647      12,790,749        3,901,785       3,607,647      16,692,534      20,300,181
POWERS FERRY VILLAGE                 1,190,822       4,223,606          243,073       1,190,822       4,466,679       5,657,501
PRESTON PARK                         6,400,000      46,896,071                -       6,400,000      46,896,071      53,296,071
QUEENSBOROUGH                        1,826,000       6,501,056         (833,622)(*)   1,163,021       6,330,413       7,493,434
REGENCY COURT                        3,571,337      12,664,014        1,032,708       3,571,337      13,696,722      17,268,059
RIDGLEA PLAZA                        1,675,498      12,912,138                -       1,675,498      12,912,138      14,587,636
RIVERMONT STATION                    2,887,213      10,445,109           87,952       2,887,213      10,533,061      13,420,274
RONA PLAZA                           1,500,000       4,356,480                -       1,500,000       4,356,480       5,856,480
ROSWELL VILLAGE                      2,304,345       6,777,200        5,729,925       2,304,345      12,507,125      14,811,470
RUSSELL RIDGE                        2,153,214               -        6,574,954       2,215,341       6,512,827       8,728,168
SAMMAMISH HIGHLAND                   9,300,000       7,553,288                -       9,300,000       7,553,288      16,853,288
SAN LEANDRO                          1,300,000       7,891,091                -       1,300,000       7,891,091       9,191,091
SANDY PLAINS VILLAGE                 2,906,640      10,412,440        1,555,213       2,906,640      11,967,653      14,874,293
SANDY SPRINGS VILLAGE                  733,126       2,565,411        1,013,964         733,126       3,579,375       4,312,501
SANTA ANA DOWTOWN                    4,240,000       7,319,468                -       4,240,000       7,319,468      11,559,468
SEQUOIA STATION                      9,100,000      17,899,819                -       9,100,000      17,899,819      26,999,819
SHERWOOD MARKET CENTER               3,475,000      15,897,972                -       3,475,000      15,897,972      19,372,972
SHOPPES @ 104                        2,651,000       9,523,429          440,325       2,651,000       9,963,754      12,614,754

                                            Regency Centers, L.P.
                               Combined Real Estate and Accumulated Depreciation
                                                December 31, 1999

                                                                                                                   Schedule III

                                           Initial Cost         Cost Capitalized                  Total Cost
                                   ----------------------------                    ---------------------------------------------
                                                   Building &     Subsequent to                     Building &
                                      Land       Improvements     Acquisition          Land       Improvements       Total
                                   ------------  --------------  ---------------   ------------- --------------- -------------

SHOPPES AT MASON                     1,576,656       5,357,855                -       1,576,656       5,357,855       6,934,511
SILVERLAKE                           2,004,860       7,161,869           21,690       2,004,860       7,183,559       9,188,419
SOUTH MONROE                         1,200,000       6,566,974       (1,351,812)(*)     874,999       5,540,163       6,415,162
SOUTH POINT PLAZA                    5,000,000      10,085,995                -       5,000,000      10,085,995      15,085,995
SOUTH POINTE CROSSING                4,399,303      11,363,585                -       4,399,303      11,363,585      15,762,888
SOUTHCENTER                          1,300,000      12,250,504                -       1,300,000      12,250,504      13,550,504
SOUTHPARK                            3,077,667       9,399,976                -       3,077,667       9,399,976      12,477,643
ST ANN SQUARE                        1,541,883       5,597,282          166,887       1,541,883       5,764,169       7,306,052
STATLER SQUARE                       2,227,819       7,479,952          241,316       2,227,819       7,721,268       9,949,087
STRAWFLOWER VILLAGE                  4,060,228       7,232,936                -       4,060,228       7,232,936      11,293,164
SUNNYSIDE 205                        1,200,000       8,703,281                -       1,200,000       8,703,281       9,903,281
TAMIAMI TRAILS                       2,046,286       7,463,336          169,041       2,046,286       7,632,377       9,678,663
TASSAJARA CROSSING                   8,560,000      14,899,929                -       8,560,000      14,899,929      23,459,929
TEQUESTA SHOPPES                     1,782,000       6,426,042          245,223       1,782,000       6,671,265       8,453,265
THE MARKETPLACE                        546,828       2,187,314            1,951         546,829       2,189,264       2,736,093
THE PROMENADE                        2,526,480      12,712,811                -       2,526,480      12,712,811      15,239,291
THE VILLAGE                            522,313       6,984,992                -         522,313       6,984,992       7,507,305
THOMAS LAKE                          6,000,000      10,301,811                -       6,000,000      10,301,811      16,301,811
TOWN CENTER AT MARTIN DOWNS          1,364,000       4,985,410           35,225       1,364,000       5,020,635       6,384,635
TOWN SQUARE                            438,302       1,555,481        1,593,834         768,302       2,819,315       3,587,617
TROWBRIDGE CROSSING EQUIPORT           910,263       1,914,551        1,162,927         910,263       3,077,478       3,987,741
TWIN PEAKS                           5,200,000      25,119,758                -       5,200,000      25,119,758      30,319,758
UNION SQUARE SHOPPING CENTER         1,578,654       5,933,889          425,198       1,578,656       6,359,085       7,937,741
UNIVERSITY COLLECTION                2,530,000       8,971,597          149,697       2,530,000       9,121,294      11,651,294
UNIVERSITY MARKETPLACE               3,250,562       7,056,855        2,518,819       3,532,046       9,294,190      12,826,236
VALLEY RANCH CENTRE                  3,021,181      10,727,623                -       3,021,181      10,727,623      13,748,804
VENTURA VILLAGE                      4,300,000       6,351,012                -       4,300,000       6,351,012      10,651,012
VILLAGE CENTER 6                     3,010,586      10,799,316          441,127       3,010,586      11,240,443      14,251,029
WALKER CENTER                        3,840,000       6,417,522                -       3,840,000       6,417,522      10,257,522
WATERFORD TOWNE CENTER               5,650,058       5,514,671                -       5,650,058       5,514,671      11,164,729
WELLEBY                              1,496,000       5,371,636        1,656,583       1,496,000       7,028,219       8,524,219
WELLINGTON MARKET PLACE              5,070,384      13,308,972          352,814       5,070,384      13,661,786      18,732,170
WELLINGTON TOWN SQUARE               1,914,000       7,197,934          691,879       1,914,000       7,889,813       9,803,813
WEST HILLS                           2,200,000       6,045,233                -       2,200,000       6,045,233       8,245,233
WEST PARK PLAZA                      5,840,225       4,991,746                -       5,840,225       4,991,746      10,831,971
WESTCHESTER PLAZA                    1,857,048       6,456,178          284,131       1,857,048       6,740,309       8,597,357
WESTLAKE VILLAGE CENTER                      -      32,786,739                -               -      32,786,739      32,786,739
WINDMILLER PLAZA PHASE I             2,620,355      11,190,526          468,768       2,620,355      11,659,294      14,279,649
WOODCROFT SHOPPING CENTER            1,419,000       5,211,981          388,944       1,419,000       5,600,925       7,019,925
WOODMAN VAN NUYS                     5,500,000       6,835,246                -       5,500,000       6,835,246      12,335,246
WOODSIDE CENTRAL                     3,500,000       8,845,698                -       3,500,000       8,845,698      12,345,698
WORTHINGTON PARK CENTRE              3,346,203      10,053,858          482,503       3,346,203      10,536,361      13,882,564
                                   ------------  --------------     ------------   ------------- ---------------- -------------
                                   538,697,969   1,634,235,139       88,762,058     538,881,578   1,722,813,591   2,261,695,169
                                   ============  ==============     ============   ============= ================ =============
(*) Includes land parcels sold in 1999

                                Regency Centers, L.P.
                     Combined Real Estate and Accumulated Depreciation
                                    December 31, 1999


                                                                   Schedule III

                                                  Total Cost
                                                    Net of
                                   Accumulated   Accumulated
                                   Depreciation  Depreciation        Mortgages
                                   ------------  --------------  ---------------
ANASTASIA SHOPPING PLAZA               703,411       4,163,157                -
ARAPAHO VILLAGE                        167,115       8,701,721                -
ARDEN SQUARE                           154,340      10,406,098                -
ASHFORD PLACE                          919,895      11,393,577        4,550,587
AVENTURA SHOPPING CENTER             2,590,758       9,755,545        8,470,790
BECKETT COMMONS                        290,832       7,448,840                -
BENEVA                                 234,349      11,393,934                -
BENT TREE PLAZA                        333,929       8,252,865        5,524,586
BERKSHIRE COMMONS                    1,293,958       9,240,660                -
BLOOMINGDALE                           689,773      17,508,442                -
BLOSSOM VALLEY                         214,502      17,909,979                -
BOLTON PLAZA                         1,164,968       9,140,320                -
BOULEVARD CENTER                       200,691      13,116,576                -
BOYNTON LAKES PLAZA                    503,861      12,365,815                -
BRAELINN VILLAGE EQUIPORT            1,169,840      16,294,636        2,218,290
BRIARCLIFF LA VISTA                    228,379       3,512,307        1,630,511
BRIARCLIFF VILLAGE                   1,531,761      20,845,297        3,113,636
BRISTOL WARNER                         254,072      16,742,944                -
BROOKVILLE PLAZA                       232,409       5,368,115                -
BUCKHEAD COURT                         640,706       8,775,325                -
BUCKLEY SQUARE                         114,662       7,981,578                -
CAMBRIDGE SQUARE                       231,738       3,786,043                -
CARMEL COMMONS                         724,774      12,304,356                -
CARRIAGE GATE                          929,813       3,538,220        2,266,757
CASA LINDA PLAZA                       646,494      34,677,836                -
CASCADE PLAZA                           89,111      13,628,514                -
CENTER OF SEVEN SPRINGS              1,365,365       8,443,745                -
CHAMPIONS FOREST                       180,533      11,163,945                -
CHERRY GROVE                           608,392      16,132,341                -
CHERRY PARK MARKET                     336,746      18,226,188                -
CITY VIEW SHOPPING CENTER              387,717       5,214,450                -
COOPER STREET                          222,192      12,538,888                -
COSTA VERDE                            524,233      37,476,955                -
COUNTRY CLUB CALIF                     243,184      14,414,016                -
CROMWELL SQUARE                        582,640       7,737,686        4,411,629
CROSSROADS                              53,918       6,055,040                -
CUMMING 400                            785,766      10,486,189        6,349,087
DIABLO PLAZA                           156,691      12,679,175                -
DUNWOODY HALL                          612,852       8,640,405                -
DUNWOODY VILLAGE                       768,329      10,903,750        7,144,500
EAST POINTE                            328,701       8,319,777        5,173,921
EAST PORT PLAZA                        840,051      14,311,857                -
EL CAMINO                              226,355      18,226,073                -
EL NORTE PARKWAY PLA                   131,548       9,034,040                -
ENCINA GRANDE                          215,852      15,202,687                -
ENSLEY SQUARE                          326,996       4,145,485                -
EVANS CROSSING                         268,899       6,495,181        4,277,340
FLEMING ISLAND                         237,072       9,162,886        3,404,648
FRANKLIN SQUARE                        517,497      11,924,605        8,989,157
FRIARS MISSION                         564,821      33,372,171        7,686,329
GARDEN SQUARE                          447,836       9,665,710        6,403,488
GARNER FESTIVAL                        626,736      25,726,539                -
GLENWOOD VILLAGE                       402,574       5,255,055        2,127,621
HAMILTON MEADOWS                       385,108       8,235,267        5,528,516
HAMPSTEAD VILLAGE                       20,684       7,901,320        2,431,616
HANCOCK                                497,293      31,982,908                -
HARPETH VILLAGE FIELDSTONE             446,475      10,934,823                -
HARWOOD HILLS VILLAGE                  187,491      11,857,827                -
HERITAGE LAND                                -      12,390,000                -
HERITAGE PLAZA                         508,580      23,167,377                -
HIGHLAND SQUARE                        386,415      16,552,800        3,835,315
HILLCREST VILLAGE                       37,464       3,360,222                -
HINSDALE LAKE COMMONS                  411,905      18,917,495                -
HYDE PARK                            2,306,602      43,018,474        4,750,000

                                Regency Centers, L.P.
                     Combined Real Estate and Accumulated Depreciation
                                    December 31, 1999

                                                                   Schedule III

                                                  Total Cost
                                                    Net of
                                   Accumulated   Accumulated
                                   Depreciation  Depreciation        Mortgages
                                   ------------  --------------  ---------------

INGLEWOOD PLAZA                         38,648       3,123,758                -
JAMES CENTER                           177,930      11,979,567        5,787,944
KERNERSVILLE PLAZA                     281,973       7,809,255        5,146,742
KINGSDALE SHOPPING CENTER              838,852      18,212,882                -
LAKE MERIDIAN                          253,379      18,378,510                -
LAKE PINE PLAZA                        324,461       8,901,759        5,888,137
LAKESHORE                              256,291       6,744,937        3,668,020
LEETSDALE MARKETPLACE                  210,546      13,143,155                -
LITTLETON SQUARE                       171,608      10,113,356                -
LOEHMANNS PLAZA                      1,316,391      17,541,136                -
LOEHMANNS PLAZA CALIFORNIA             182,289      13,916,846                -
LOVEJOY STATION                        349,967       6,777,255                -
MAINSTREET SQUARE                      322,753       5,490,638                -
MARINERS VILLAGE                       438,189       7,234,443                -
MARKET AT PRESTON FOREST               223,653      14,929,059                -
MARKET AT ROUND ROCK                   202,961      11,473,209        7,298,779
MARKETPLACE  ST PETE                   511,093       5,721,767                -
MAXTOWN ROAD (NORTHGATE)               273,865       7,752,667        5,339,003
MAYNARD CROSSING                       653,322      18,113,619        1,550,269
MEMORIAL BEND SHOPPING CENTER        1,179,660      15,745,037        8,089,362
MERCHANTS VILLAGE                      374,103       7,242,437                -
MILLS POINTE                           254,094      13,665,082        5,741,898
MOCKINGBIRD COMMON                     202,283      12,473,317                -
MORNINGSIDE PLAZA                      277,236      17,142,693                -
MURRAYHILL MARKETPLACE                 332,855      18,020,179        8,209,237
NASHBORO                               159,122       8,978,405                -
NEWBERRY SQUARE                      1,667,918      10,008,233        6,346,921
NEWLAND CENTER                         265,001      24,456,278                -
NORTH HILLS                            394,792      23,477,410        8,688,589
NORTHVIEW PLAZA                        180,899      10,470,941                -
OAKBROOK PLAZA                         137,140      10,228,564                -
OAKLEY PLAZA                           455,637       7,801,892                -
OLD ST AUGUSTINE PLAZA                 684,282       9,013,892                -
ORCHARD SQUARE                         475,492       5,098,889                -
PACES FERRY PLAZA                    1,013,894      13,813,052                -
PALM HARBOUR SHOPPING VILLAGE        1,030,852      14,131,435                -
PALM TRAILS PLAZA                      237,875       8,067,006                -
PARK PLACE                             233,562       9,981,340                -
PARKWAY STATION                        437,015       5,186,105                -
PASEO VILLAGE                          162,823      10,167,279        4,081,445
PEACHLAND PROMENADE                    724,060       5,797,281        4,095,518
PEARTREE VILLAGE                     1,208,491      23,489,366        2,613,011
PIKE CREEK                             715,709      23,620,511        2,237,467
PIMA CROSSING                          521,129      30,170,561                -
PINE LAKE VILLAGE                      218,507      16,603,534                -
PINE TREE PLAZA                        152,747       5,692,786                -
PLAZA DE HACIENDA                      243,335      15,728,598        6,604,058
PLAZA HERMOSA                          194,980      13,374,650                -
POWERS FERRY SQUARE                  1,328,284      18,971,897                -
POWERS FERRY VILLAGE                   379,832       5,277,669        2,885,949
PRESTON PARK                           984,572      52,311,499        4,478,620
QUEENSBOROUGH                          176,070       7,317,364                -
REGENCY COURT                        1,156,685      16,111,374                -
RIDGLEA PLAZA                          273,345      14,314,291                -
RIVERMONT STATION                      665,282      12,754,992                -
RONA PLAZA                              90,620       5,765,860                -
ROSWELL VILLAGE                        622,605      14,188,865                -
RUSSELL RIDGE                          823,061       7,905,107        6,124,639
SAMMAMISH HIGHLAND                     157,091      16,696,197                -
SAN LEANDRO                            166,369       9,024,722                -
SANDY PLAINS VILLAGE                   955,297      13,918,996                -
SANDY SPRINGS VILLAGE                  248,139       4,064,362                -
SANTA ANA DOWTOWN                      153,685      11,405,783                -
SEQUOIA STATION                        372,249      26,627,570                -
SHERWOOD MARKET CENTER                 343,240      19,029,732                -
SHOPPES @ 104                          385,985      12,228,769                -
SHOPPES AT MASON                       249,129       6,685,382        3,861,074
SILVERLAKE                             285,014       8,903,405                -

                                Regency Centers, L.P.
                     Combined Real Estate and Accumulated Depreciation
                                    December 31, 1999


                                                                   Schedule III

                                                  Total Cost
                                                    Net of
                                   Accumulated   Accumulated
                                   Depreciation  Depreciation        Mortgages
                                   ------------  --------------  ---------------

SOUTH MONROE                           213,093       6,202,069                -
SOUTH POINT PLAZA                      209,355      14,876,640                -
SOUTH POINTE CROSSING                  279,858      15,483,030                -
SOUTHCENTER                            257,171      13,293,333                -
SOUTHPARK                              195,568      12,282,075                -
ST ANN SQUARE                          345,192       6,960,860        4,861,922
STATLER SQUARE                         370,770       9,578,317        5,393,006
STRAWFLOWER VILLAGE                    153,788      11,139,376                -
SUNNYSIDE 205                          182,560       9,720,721        5,678,996
TAMIAMI TRAILS                         481,369       9,197,294                -
TASSAJARA CROSSING                     310,417      23,149,512                -
TEQUESTA SHOPPES                       564,489       7,888,776                -
THE MARKETPLACE                        264,410       2,471,683        2,186,300
THE PROMENADE                          268,195      14,971,096                -
THE VILLAGE                            146,548       7,360,757                -
THOMAS LAKE                            214,407      16,087,404                -
TOWN CENTER AT MARTIN DOWNS            387,973       5,996,662                -
TOWN SQUARE                            178,771       3,408,846                -
TROWBRIDGE CROSSING EQUIPORT           202,473       3,785,268        1,800,000
TWIN PEAKS                             524,275      29,795,483                -
UNION SQUARE SHOPPING CENTER           556,755       7,380,986                -
UNIVERSITY COLLECTION                  737,604      10,913,690                -
UNIVERSITY MARKETPLACE               2,122,729      10,703,507                -
VALLEY RANCH CENTRE                    227,928      13,520,876                -
VENTURA VILLAGE                        132,059      10,518,953                -
VILLAGE CENTER 6                     1,189,672      13,061,357                -
WALKER CENTER                          135,589      10,121,933                -
WATERFORD TOWNE CENTER                  43,360      11,121,369                -
WELLEBY                                780,688       7,743,531                -
WELLINGTON MARKET PLACE              1,498,316      17,233,854                -
WELLINGTON TOWN SQUARE                 692,458       9,111,355                -
WEST HILLS                             125,737       8,119,496        5,185,042
WEST PARK PLAZA                        103,736      10,728,235                -
WESTCHESTER PLAZA                      390,261       8,207,096        5,712,441
WESTLAKE VILLAGE CENTER                681,958      32,104,781                -
WINDMILLER PLAZA PHASE I               431,949      13,847,700                -
WOODCROFT SHOPPING CENTER              469,317       6,550,608                -
WOODMAN VAN NUYS                       138,667      12,196,579        5,895,124
WOODSIDE CENTRAL                       186,176      12,159,522                -
WORTHINGTON PARK CENTRE                510,888      13,371,676        4,858,536
                                   ---------------------------------------------
                                    81,294,400   2,180,400,769      350,596,373
                                   =============================================
(*) Includes land parcels sold in 1999

                              REGENCY REALTY CENTERS. L.P.
                    Combined Real Estate and Accumulated Depreciation
                                   December 31, 1999



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statement of operation is calculated over the estimated useful lives of the assets as follows:

                        Buildings and improvements up to 40 years

The  aggregate   cost  for  Federal   income  tax  purposes  was   approximately
$1,935,556,329 at December 31, 1999.



The changes in total real estate assets for the period ended December 31, 1999, 1998, and 1997:

                                                                      1999            1998           1997
                                                                 --------------- --------------- -------------


                       Balance, beginning of period               1,017,383,929     644,770,114   252,670,199
                           Developed or acquired properties       1,213,460,158     389,940,413   390,902,973
                           Transfer of two properties                30,265,851               -             -
                           Sale of property                         (18,330,608)    (24,248,801)   (2,907,503)
                           Improvements                              18,915,839       6,922,203     4,104,445
                                                                 --------------- --------------- -------------

                       Balance, end of period                     2,261,695,169   1,017,383,929   644,770,114
                                                                 =============== =============== =============



The changes in accumulated depreciation for the period ended December 31, 1999, 1998, and 1997:

                                                                      1999            1998           1997
                                                                 --------------- --------------- -------------


                       Balance, beginning of period                  36,752,466      22,537,454    11,669,690
                          Transfer of two properties                  2,558,924               -             -
                          Sale of property                             (721,034)     (5,121,929)     (713,176)
                          Depreciation for period                    42,704,044      19,336,941    11,580,940
                                                                 --------------- --------------  ------------

                       Balance, end of period                        81,294,400      36,752,466    22,537,454
                                                                 =============== =============== =============

                                   S-8