Form 10-Q
period 2000-03-31
REGENCY CENTERS LP
filed 2000-05-10
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended March 31, 2000

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

                             REGENCY CENTERS, L.P.
                          Consolidated Balance Sheets
                     March 31, 2000 and December 31, 1999
                                 (unaudited)

                                                                                        2000                    1999
                                                                                       ------                  ------
Assets
Real estate investments, at cost:
    Land                                                                         $    555,699,275              538,881,578
    Buildings and improvements                                                      1,743,862,740            1,722,813,591
    Construction in progress - development for investment                              77,773,975               81,995,169
    Construction in progress - development for sale                                    90,448,773               85,305,724
                                                                                   ---------------         ----------------
                                                                                    2,467,784,763            2,428,996,062
    Less:  accumulated depreciation                                                    93,356,791               81,294,400
                                                                                   ---------------         ----------------
                                                                                    2,374,427,972            2,347,701,662

    Investments in real estate partnerships                                            69,891,757               66,938,784
                                                                                   ---------------         ----------------
          Net real estate investments                                               2,444,319,729            2,414,640,446

Cash and cash equivalents                                                              24,171,177               50,964,920
Notes receivable                                                                       19,511,432               15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
    $1,974,003 and $1,883,547 at March 31, 2000 and
    and December 31, 1999                                                              27,063,696               30,884,172
Deferred costs, less accumulated amortization of
    $6,355,686 and $5,498,619 at March 31, 2000
    and December 31, 1999                                                              11,675,811               11,272,866
Other assets                                                                            7,516,236                7,273,925
                                                                                   ---------------         ----------------
                                                                                 $  2,534,258,081            2,530,709,454
                                                                                   ===============         ================
Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                                     712,523,192              713,787,207
    Acquisition and development line of credit                                        275,179,310              247,179,310
    Accounts payable and other liabilities                                             39,137,770               47,981,987
    Tenants' security and escrow deposits                                               7,935,332                7,566,967
                                                                                   ---------------         ----------------
           Total liabilities                                                        1,034,775,604            1,016,515,471
                                                                                   ---------------         ----------------
Limited partners' interest in consolidated partnerships                                10,233,707               11,108,994
                                                                                   ---------------         ----------------
Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units
     issued and outstanding at March 31, 2000 and December 31, 1999                    78,800,000               78,800,000
Series B  preferred units, par value $100: 850,000 units
     issued and outstanding at March 31, 2000 and December 31, 1999                    82,799,720               82,799,720
Series C  preferred units, par value $100: 750,000 units
     issued and outstanding at March 31, 2000 and December 31, 1999                    73,058,577               73,058,577
Series D  preferred units, par value $100: 500,000 units
     issued and outstanding at March 31, 2000 and December 31, 1999                    49,157,977               49,157,977
General partner; 55,123,067 and 55,535,928 units outstanding
     at March 31, 2000 and December 31, 1999                                        1,165,803,420            1,179,400,122
Limited partners; 1,861,053 and 1,863,604 units outstanding
     at March 31, 2000 and December 31, 1999                                           39,629,076               39,868,593
                                                                                   ---------------         ----------------
          Total partners' capital                                                   1,489,248,770            1,503,084,989
                                                                                   ---------------         ----------------
Commitments and contingencies

                                                                                 $  2,534,258,081            2,530,709,454
                                                                                   ===============         ================

See accompanying notes to consolidated financial statements.

                                             REGENCY CENTERS, L.P.
                                    Consolidated Statements of Operations
                             For the Three Months ended March 31, 2000 and 1999
                                                 (unaudited)


                                                          2000                    1999
                                                        -------                 -------

Revenues:
    Minimum rent                                   $     57,809,032               35,566,793
    Percentage rent                                         607,715                  327,971
    Recoveries from tenants                              15,773,024                8,488,372
    Other non-rental revenues                             2,254,404                1,895,047
    Equity in income of investments in
       real estate partnerships                             363,514                  741,103
                                                     ---------------         ----------------
          Total revenues                                 76,807,689               47,019,286
                                                     ---------------         ----------------
    Operating expenses:
    Depreciation and amortization                        12,782,676                8,506,319
    Operating and maintenance                             9,795,178                6,292,506
    General and administrative                            4,496,079                3,637,359
    Real estate taxes                                     7,644,494                4,371,510
    Other expenses                                                -                  150,000
                                                     ---------------         ----------------
          Total operating expenses                       34,718,427               22,957,694
                                                     ---------------         ----------------
    Interest expense (income):
    Interest expense                                     14,727,257                9,678,802
    Interest income                                        (829,367)                (452,889)
                                                     ---------------         ----------------
          Net interest expense                           13,897,890                9,225,913
                                                     ---------------         ----------------
          Income before minority interests               28,191,372               14,835,679

Minority interest of limited partners                      (243,433)                (260,939)
                                                     ---------------         ----------------
    Net income                                           27,947,939               14,574,740

Preferred unit distributions                             (6,312,499)              (1,625,001)
                                                     ---------------         ----------------
          Net income for common unitholders        $     21,635,440               12,949,739
                                                     ===============         ================
          Net income per common unit:
          Basic                                    $           0.38                     0.33
                                                     ===============         ================
          Diluted                                  $           0.38                     0.33
                                                     ===============         ================


See accompanying notes to consolidated financial statements

                                              REGENCY CENTERS, L.P.
                                   Consolidated Statement of Changes in Capital
                                    For the Three Months Ended March 31, 2000



                                                Preferred            General            Limited               Total
                                                  Units              Partner            Partners             Capital
                                               -----------          ---------          ----------           ----------

Balance December 31, 1999                  $     283,816,274       1,179,400,122          39,868,593        1,503,084,989

Net income                                         6,312,499          20,947,433             688,007           27,947,939
Cash distributions for dividends                                     (27,955,447)           (863,111)         (28,818,558)
Preferred unit distribution                       (6,312,499)                  -                   -           (6,312,499)
Repurchase of Regency stock and
  corresponding units                                      -         (10,634,695)                  -          (10,634,695)
Other contributions, net                                   -           2,201,754                   -            2,201,754
Units issued as a result of common
  stock issued by Regency                                  -           1,779,840                   -            1,779,840
Units exchanged for common
  stock of Regency                                         -              64,413             (64,413)                   -
                                              ---------------    ----------------   -----------------    -----------------
Balance March 31, 2000                     $     283,816,274       1,165,803,420          39,629,076        1,489,248,770
                                              ===============    ================   =================    =================








See accompanying notes to consolidated financial statements

                                          REGENCY CENTERS, L.P.
                                   Consolidated Statements of Cash Flows
                              For the Three Months Ended March 31, 2000 and 1999
                                             (unaudited)



                                                                                         2000                     1999
                                                                                        ------                   ------
Cash flows from operating activities:
    Net income                                                                  $      27,947,939               14,574,740
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                12,782,676                8,506,319
          Deferred financing cost and debt premium amortization                           100,685                 (133,434)
          Services provided by Regency in exchange for units                            1,767,618                2,743,155
          Minority interest of limited partners                                           243,433                  260,939
          Equity in income of investments in real estate partnerships                    (363,514)                (741,103)
          Changes in assets and liabilities:
              Tenant receivables                                                        3,820,476               (2,956,898)
              Deferred leasing commissions                                             (1,401,924)                (526,645)
              Other assets                                                               (561,813)                 867,968
              Tenants' security deposits                                                  368,365                   60,079
              Accounts payable and other liabilities                                   (8,844,217)               8,163,816
                                                                                  ----------------         ----------------
                 Net cash provided by operating activities                             35,859,724               30,818,936
                                                                                  ----------------         ----------------
     Cash flows from investing activities:
     Acquisition and development of real estate                                       (31,177,598)              (2,991,864)
     Acquisition of Pacific, net of cash acquired                                               -               (9,046,230)
     Investment in real estate partnerships                                            (2,589,459)              (3,291,401)
     Capital improvements                                                              (2,468,055)              (2,551,035)
     Construction in progress for sale, net of sales proceeds                          (8,981,356)             (12,316,835)
     Distributions received from real estate partnership investments                            -                  704,474
                                                                                  ----------------         ---------------
                 Net cash used in investing activities                                (45,216,468)             (29,492,891)
                                                                                  ----------------         ----------------
     Cash flows from financing activities:
     Cash contributions from the issuance of Regency stock
         and exchangeable partnership units                                                12,222                   28,601
     Repurchase of Regency stock and corresponding units                              (10,634,695)                       -
     Net (distributions) to limited partners
        in consolidated partnerships                                                   (1,118,720)                       -
     Distributions to preferred unit holders                                           (6,312,499)              (1,625,001)
     Cash distributions for dividends                                                 (28,818,558)             (13,756,854)
     Other contributions (distributions), net                                           2,201,754              (16,625,679)
     Proceeds from acquisition and development
        line of credit, net                                                            28,000,000               52,148,125
     Proceeds from mortgage loans                                                       6,562,987                        -
     Repayment of mortgage loans                                                       (7,329,490)              (8,870,784)
     Deferred financing costs                                                                   -               (1,976,816)
                                                                                  ----------------         ----------------
                 Net cash (used in) provided by financing activities                  (17,436,999)               9,321,592
                                                                                  ----------------         ----------------
                 Net (decrease) increase in cash and cash equivalents                 (26,793,743)              10,647,637

Cash and cash equivalents at beginning of period                                       50,964,920               15,536,926
                                                                                  ----------------         ----------------
Cash and cash equivalents at end of period                                      $      24,171,177               26,184,563
                                                                                  ================         ================

                                            REGENCY CENTERS, L.P.
                                    Consolidated Statements of Cash Flows
                              For the Three Months Ended March 31, 2000 and 1999
                                                 (unaudited)
                                                 -continued-

                                                                                       2000                     1999
                                                                                     -------                   ------

Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately $2,820,000
 and $2,158,000  in 2000 and 1999, respectively)                               $       12,340,868                8,714,895
                                                                                  ================         ================
   Supplemental disclosure of non-cash transactions:
   Mortgage loans assumed for the acquisition of Pacific and real estate       $                -              405,284,768
                                                                                  ================         ================
   Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                 $                -              806,543,467
                                                                                  ================         ================
Other liabilities assumed to acquire Pacific                                   $                -               13,897,643
                                                                                  ================         ================


See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

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

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At March 31, 2000, Regency owns approximately 97% of the outstanding common units ("Units") of the Partnership.

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

              The financial statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the
              Partnership's December 31, 1999 Form 10-K filed with the Securities and Exchange Commission.

        (b    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

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

       During  1998,  the  Partnership,  through  Regency,  acquired 42 shopping centers and joint ventures for a total investment of $370.3 ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Partnership and Regency paid contingent consideration valued at $9.0 million consisting of 69,555 Additional Units, 3,768 shares of common stock, and $7.0 million. In April 2000, the Partnership paid $5.0 million in cash as partial contingent consideration related to the 1998 Acquisitions. In addition, common stock and Units valued at $2.5 million may be issued during the remainder of the year.

       The  operating  results  of Pacific  are  included  in the  Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $69.8 million as of March 31, 1999. Pro forma net income for common unitholders would have been $19.9 million as of March 31, 1999. Pro forma basic net income per unit would have been $.32 as of March 31, 1999. Pro forma diluted net income per unit would have been $.32 as of March 31, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                                (unaudited)

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

       The Partnership assesses and measures operating results starting with Net Operating Income for the Retail segment and Income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Partnership further adjusts FFO by distributions made to holders of Units that results in a diluted FFO amount. The Partnership considers diluted FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

                             REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements
                                March 31, 2000
                                 (unaudited)


3.     Segments (continued)

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month periods ended March 31, 2000 and 1999. Non-segment assets to reconcile to total assets include cash and deferred costs.

                                                                                2000               1999
                                                                                ----               ----
         Revenues:
           Retail segment                                              $        74,553,285          45,124,239
           Service operations segment                                            2,254,404           1,895,047
                                                                             --------------      --------------
              Total revenues                                           $        76,807,689          47,019,286
                                                                             ==============      ==============

         Funds from Operations:
           Retail segment net operating income                         $        57,113,613          34,460,223
           Service operations segment income                                     2,254,404           1,895,047
           Adjustments to calculate diluted FFO:
             Interest expense                                                  (14,727,257)         (9,678,802)
             Interest income                                                       829,367             452,889
             General and administrative                                         (4,496,079)         (3,787,359)
             Non-real estate depreciation                                         (268,316)           (175,790)
             Minority interests of limited partne rs                              (243,433)           (260,939)
             Minority interests in depreciation
              and amortization                                                    (149,881)           (181,594)
             Share of joint venture depreciation
              and amortization                                                     387,583              99,193
             Distributions on preferred units                                   (6,312,499)         (1,625,001)
                                                                             --------------      --------------
               Funds from Operations - diluted                                  34,387,502          21,197,867
                                                                             --------------      --------------

           Reconciliation to net income for common unitholders:
             Real estate related depreciation
               and amortization                                                (12,514,360)         (8,330,529)
             Minority interests in depreciation
              and amortization                                                     149,881             181,594
             Share of joint venture depreciation
              and amortization                                                    (387,583)            (99,193)
                                                                             --------------      --------------
               Net income available for common unitholders             $        21,635,440          12,949,739
                                                                             ==============      ==============



                                                                             March 31,         December 31,
         Assets (in thousands):                                                 2000               1999
         ----------------------                                                 ----               ----

           Retail segment                                              $         2,366,498           2,344,092
           Service operations segment                                              136,419             123,233
           Cash and other assets                                                    31,341              63,384
                                                                             --------------      --------------
             Total assets                                              $         2,534,258           2,530,709
                                                                             ==============      ==============

                              REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements
                                March 31, 2000
                                (unaudited)

4.     Notes Payable and Acquisition and Development Line of Credit

       The Partnership's outstanding debt at March 31, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                             2000               1999
                                                                             ----               ----
                  Notes Payable:
                      Fixed rate mortgage loans                       $        324,037            331,716
                      Variable rate mortgage loans                              17,909             11,376
                      Fixed rate unsecured loans                               370,577            370,696
                                                                         --------------     --------------
                            Total notes payable                                712,523            713,788
                  Acquisition and development line of credit                   275,179            247,179
                                                                         --------------     --------------
                           Total                                      $        987,702            960,967
                                                                         ==============     ==============

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

       Mortgage loans are secured by certain real estate properties, and may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

       During 1999, the Partnership assumed debt with a fair value of $411.2 million related to the acquisition of real estate, which included debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments, as an adjustment to interest expense.

                             REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                  (unaudited)

4.     Notes Payable and Acquisition and Development Line of Credit (continued)

       On April 15, 1999 the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

       As of March 31, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal       Term Loan         Total
                Scheduled Payments by Year                      Payments      Maturities       Payments
                                                              ------------   ------------     -----------

                2000                                      $           4,294         35,995           40,289
                2001                                                  5,621        330,029          335,650
                2002                                                  4,943         44,097           49,040
                2003                                                  4,933         13,301           18,234
                2004                                                  5,327        199,874          205,201
                Beyond 5 Years                                       36,886        290,389          327,275
                Net unamortized debt premiums                             -         12,013           12,013
                                                               ------------   ------------      -----------
                      Total                               $          62,004        925,698          987,702
                                                               ============   ============      ===========

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.0 million at March 31, 2000, and the Partnership's proportionate share of these loans was $21.1 million.

       The fair value of the Partnership's notes payable and Line are estimated based on the current rates available to the Partnership for debt of the same remaining maturities. Variable rate notes payable, and the Line, are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Notes payable with fixed rates, that have been assumed in connection with acquisitions, are recorded in the accompanying financial statements at fair value. The Partnership considers the carrying value of all other fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Partnership for debt of the same terms.

                             REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements
                                March 31, 2000
                                  (unaudited)

5.     Regency's Stockholders' Equity and Partners' Capital

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

       During 1999, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, the Company had repurchased 3.25 million shares for $65 million of which the majority of the funds came from the Partnership.

6.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three month period ended March 31, 2000 and 1999, respectively (in thousands except per share data):

                                                                          2000          1999
                                                                          ----          ----
         Basic Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding                                 55,497         34,952
                                                                       ============ ==============

         Net income for common unitholders                          $       21,635         12,950
         Less: dividends paid on Class B common
             stock, Series 1 and Series 2 preferred stock                      699          1,379
                                                                       ------------ --------------
         Net income for Basic and Diluted EPU                       $       20,936         11,571
                                                                       ============ ==============
         Basic EPU                                                  $          .38            .33
                                                                       ============ ==============

         Diluted Earnings Per Unit (EPU) Calculation:
         Weighted average units outstanding for EPU                         55,497         34,952
         Contingent units for the acquisition of real estate                     -            159
                                                                       ------------ --------------
              Total diluted units                                           55,497         35,111
                                                                       ============ ==============

         Diluted EPU                                                $          .38            .33
                                                                       ============ ==============

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

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 216 properties included in the Company's portfolio at March 31, 2000, 198 properties were owned either fee simple or through partnership interests by the Partnership. At March 31, 2000, the Company had an investment in real estate, at cost, of approximately $2.639 billion of which $2.538 billion or 96% was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood shopping centers which are located in infill locations or high growth corridors. The Partnership's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                         March 31, 2000                               December 31, 1999
                                         --------------                               -----------------

     Location             # Properties        GLA         %Leased *    # Properties          GLA        % Leased *
     --------             ------------        ---         ---------    ------------          ----      -----------

     Florida                   40            4,938,928      93.2%            39             4,859,031      93.7%
     California                35            3,894,539      97.9%            36             3,858,628      98.2%
     Texas                     29            3,876,334      93.7%            29             3,849,549      94.2%
     Georgia                   25            2,539,556      93.5%            25             2,539,556      91.8%
     Ohio                      13            1,832,774      92.8%            13             1,822,854      98.1%
     North Carolina            12            1,241,639      97.8%            12             1,241,639      97.9%
     Washington                 9            1,080,792      98.8%             9             1,066,962      98.1%
     Colorado                  10              908,229      97.7%            10               903,502      98.0%
     Oregon                     7              671,220      94.0%             7               616,070      94.2%
     Arizona                    2              326,984      98.6%             2               326,984      99.7%
     Kentucky                   2              305,307      89.8%             2               305,307      91.8%
     Tennessee                  3              271,697      99.5%             3               271,697      98.9%
     Michigan                   3              250,655      98.7%             3               250,655      98.7%
     Delaware                   1              232,754      96.3%             1               232,754      96.3%
     Virginia                   2              197,324      95.1%             2               197,324      96.1%
     Illinois                   1              178,600      86.4%             1               178,600      85.9%
     South Carolina             2              162,056      98.8%             2               162,056      98.8%
     Missouri                   1               82,498      95.8%             1                82,498      95.8%
     Wyoming                    1               87,800         -              1                75,000         -
                          --------         ------------   -------        --------         ------------  --------
         Total                198           23,079,686      94.9%           198            22,840,666      95.5%
                          ========         ============   =======        ========         ============  ========


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

The following table summarizes the four largest grocery tenants occupying the Partnership's shopping centers at March 31, 2000:

             Grocery      Number of          % of       % of Annualized  Avg Remaining
             Anchor        Stores          Total GLA     Base Rent         Lease Term
            --------     -----------      ----------    ---------------  -------------
            Kroger            55             13.6%        11.6%             16 yrs
            Publix            34              6.6%         4.4%             12 yrs
            Safeway           33              5.4%         4.5%             11 yrs
            Albertsons        18              2.9%         2.7%             14 yrs

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

During 1998, the Partnership, through Regency, acquired 42 shopping centers and joint ventures for a total investment of $370.3 ("1998 Acquisitions"). With respect to these acquisitions, during 1999, the Partnership and Regency paid contingent consideration valued at $9.0 million consisting of 69,555 Additional Units, 3,768 shares of common stock, and $7.0 million. In April 2000, the Partnership paid $5.0 million in cash as partial contingent consideration related to the 1998 Acquisitions. In addition, common stock and Units valued at $2.5 million may be issued during the remainder of the year.

Results from Operations

Comparison of 2000 to 1999

Revenues increased $29.8 million or 63% to $76.8 million in 2000. The increase was due primarily to the Pacific acquisition in 1999. At March 31, 2000, the total real estate portfolio contained approximately 23.1 million SF, and was 92.8% leased. Minimum rent increased $22.2 million or 63%, and recoveries from tenants increased $7.3 million or 86%. Other non-rental revenues from property management, leasing, brokerage, and development services (service operation segment) provided on properties not owned by the Partnership were $2.3 million and $1.9 million at March 31, 2000 and 1999, respectively.

Operating expenses increased $11.8 million or 51% to $34.7 million in 2000. Combined operating and maintenance, and real estate taxes increased $6.8 million or 64% during 2000 to $17.4 million and these increases are primarily due to Pacific. General and administrative expenses increased 24% to $4.5 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired due to Pacific. Depreciation and amortization increased $4.3 million during 2000 or 50% primarily due to Pacific.

Interest expense increased to $14.7 million in 2000 from $9.7 million in 1999 or 52% due to increased average outstanding loan balances related to the financing of Pacific on the Line and the assumption of debt.

Net income for common unit holders was $21.6 million in 2000 vs. $12.9 million in 1999, an $8.7 million or 67% increase for the reasons previously described. Diluted earnings per unit in 2000 was $.38 vs. $.33 in 1999.

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $35.9 million and $30.8 million for the three months ended March 31, 2000 and 1999, respectively. The Partnership incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $2.5 million and $2.6 million, during the three months ended March 31, 2000 and 1999, respectively. The Partnership paid scheduled principal payments of $1.7 million and $1.0 million during the three months ended March 31, 2000 and 1999, respectively. The Partnership paid distributions of $7.2 million and $2.1 million, during the three months ended March 31, 2000 and 1999, respectively, to its Common and Series A , B, C and D Preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $45.2 million and $29.5 million, during the three months ended March 31, 2000 and 1999, respectively, primarily for purposes discussed above under Acquisitions and Development of Shopping Centers. Net cash used in financing activities was $17.4 million for the three months ended March 31, 2000 compared to cash provided by financing activities of $9.3 million for the three months ended March 31, 1999. At March 31, 2000, the Partnership had 43 shopping centers under construction or undergoing major renovations, with costs to date of $259.5 million. Total committed costs necessary to complete the properties under development is estimated to be $141.0 million and will be expended through 2000.

During 1999, the Board of Directors authorized the repurchase of up to $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, the Company had repurchased 3.25 million shares for $65 million of which the majority of the funds came from the Partnership.

The Partnership's outstanding debt at March 31, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                   2000               1999
                                                                   ----               ----
     Notes Payable:
         Fixed rate mortgage loans                       $        324,037            331,716
         Variable rate mortgage loans                              17,909             11,376
         Fixed rate unsecured loans                               370,577            370,696
                                                            --------------     --------------
               Total notes payable                                712,523            713,788
     Acquisition and development line of credit                   275,179            247,179
                                                            --------------     --------------
              Total                                      $        987,702            960,967
                                                            ==============     ==============

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

Mortgage loans are secured by certain real estate properties, and may be prepaid subject to a prepayment of a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

During 1999, the Partnership assumed debt with a fair value of $411.2 million related to the acquisition of real estate, which included debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments as an adjustment to interest expense.

On April 15, 1999 the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

As of March 31, 2000, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                                          Scheduled
                                                          Principal      Term Loan         Total
                Scheduled Payments by Year                Payments       Maturities       Payments
                                                         -----------    -----------      -----------
                2000                                            4,294          35,995        40,289
                2001                                    $       5,621         330,029       335,650
                2002                                            4,943          44,097        49,040
                2003                                            4,933          13,301        18,234
                2004                                            5,327         199,874       205,201
                Beyond 5 Years                                 36,886         290,389       327,275
                Net unamortized debt premiums                       -          12,013        12,013
                                                          -----------     -----------      --------
                                                        $      62,044         925,698       987,702
                                                          ===========     ===========      ========

Unconsolidated partnerships and joint ventures had mortgage loans payable of $50.0 million at March 31, 2000, and the Partnership's proportionate share of these loans was $21.1 million.

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

The Partnership's real estate portfolio grew substantially during 1999 as a result of the Pacific acquisition. The Partnership intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. The Partnership expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those completed in previous years. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Partnership's capital resources currently available for liquidity requirements. The Partnership expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

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

Inflation

Inflation has remained relatively low during 2000 and 1999 and has had a minimal impact on the operating performance of the shopping centers, however, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has not been party to any market risk sensitive instruments during the reporting period ending March 31, 2000 and does not plan to enter into derivative or interest rate transactions for speculative purposes.

Part II

Item 6 Exhibits and Reports on Form 8-K:

Exhibits:

27.1      Financial Data Schedule


(b)       Reports on Form 8-K.
          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  May 9, 2000                              REGENCY CENTERS, L..P.


                                                  -----------------------------
                                            By:       /s/  J. Christian Leavitt
                                                          Senior Vice President
                                                   and Chief Accounting Officer