Form 10-Q
period 2000-06-30
REGENCY CENTERS LP
filed 2000-08-14
CIK 1066247

United States

                            SECURITIES AND EXCHANGE COMMISSION

                                    Washington DC 20549

                                         FORM 10-Q

                                         (Mark One)

                       [X] For the quarterly period ended June 30, 2000

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

                                    Unchanged

                  (Former name,former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                                                     REGENCY CENTERS, L.P.
                                                 Consolidated Balance Sheets
                                             June 30, 2000 and December 31, 1999
                                                           (unaudited)

                                                                                  2000                  1999
                                                                                 ------                ------
Assets
Real estate investments
    Land                                                                    $    558,246,567           538,881,578
    Buildings and improvements                                                 1,741,266,665         1,722,813,591
                                                                              ---------------        --------------
                                                                               2,299,513,232         2,261,695,169
    Less:  accumulated depreciation                                               98,667,448            81,294,400
                                                                              ---------------        --------------
                                                                               2,200,845,784         2,180,400,769
    Properties in development                                                    223,775,833           167,300,893
    Operating properties held for sale                                            67,031,998                     -
    Investments in real estate partnerships                                       37,159,178            66,938,784
                                                                              ---------------        --------------
          Net real estate investments                                          2,528,812,793         2,414,640,446

Cash and cash equivalents                                                         34,137,423            50,964,920
Notes receivable                                                                  24,349,824            15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
    $2,278,852 and $1,883,547 at June 30, 2000 and
    and December 31, 1999                                                         27,695,633            30,884,172
Deferred costs, less accumulated amortization of
    $7,443,698 and $5,498,619 at June 30, 2000
    and December 31, 1999                                                         12,814,929            11,272,866
Other assets                                                                       7,059,741             7,273,925
                                                                              ---------------        --------------
                                                                            $  2,634,870,343         2,530,709,454
                                                                              ===============        ==============
Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                                687,633,803           713,787,207
    Unsecured line of credit                                                     340,000,000           247,179,310
    Accounts payable and other liabilities                                        44,564,746            47,981,987
    Tenants' security and escrow deposits                                          7,960,873             7,566,967
                                                                              ---------------        --------------
           Total liabilities                                                   1,080,159,422         1,016,515,471
                                                                              ---------------        --------------

Limited partners' interest in consolidated partnerships                            9,211,036            11,108,994
                                                                              ---------------        --------------

Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units
     issued and outstanding at June 30, 2000 December 31, 1999                    78,800,000            78,800,000
Series B  preferred units, par value $100: 850,000 units
     issued and outstanding at June 30, 2000 and December 31, 1999                82,799,720            82,799,720
Series C  preferred units, par value $100: 750,000 units
     issued and outstanding at June 30, 2000 and December 31, 1999                73,058,577            73,058,577
Series D  preferred units, par value $100: 500,000 units
     issued and outstanding at June 30, 2000 and December 31, 1999                49,157,977            49,157,977
Series E  preferred units, par value $100: 700,000 units
     issued and outstanding at June 30, 2000                                      68,242,763                     -
General partner; 55,515,282 and 55,535,928 units outstanding
     at June 30, 2000 and December 31, 1999                                    1,160,730,001         1,179,400,122
Limited partners; 1,552,325 and 1,863,604 units outstanding
     at June 30, 2000 and December 31, 1999                                       32,710,847            39,868,593
                                                                              ---------------        --------------
          Total partners' capital                                              1,545,499,885         1,503,084,989
                                                                              ---------------        --------------
 Commitments and contingencies                                              $  2,634,870,343         2,530,709,454
                                                                              ===============        ==============

See accompanying notes to consolidated financial statements.

                                            REGENCY CENTERS, L.P.
                                    Consolidated Statements of Operations
                               For the Three Months ended June 30, 2000 and 1999
                                               (unaudited)


                                                                                   2000                  1999
                                                                                  ------                ------
Revenues:
    Minimum rent                                                            $     58,980,010            55,273,317
    Percentage rent                                                                  400,249               455,734
    Recoveries from tenants                                                       15,671,057            14,347,440
    Service operations revenue                                                     7,112,340             3,845,576
    Equity in (loss) income of investments in
       real estate partnerships                                                     (302,851)            1,395,100
                                                                              ---------------        --------------
          Total revenues                                                          81,860,805            75,317,167
                                                                              ---------------        --------------
Operating expenses:
    Depreciation and amortization                                                 13,632,191            11,460,840
    Operating and maintenance                                                      9,939,643             9,174,876
    General and administrative                                                     3,761,187             5,143,534
    Real estate taxes                                                              7,893,385             7,076,589
    Other expenses                                                                   919,715               375,000
                                                                              ---------------        --------------
          Total operating expenses                                                36,146,121            33,230,839
                                                                              ---------------        --------------

Interest expense (income):
    Interest expense                                                              17,232,670            16,168,053
    Interest income                                                                 (801,856)             (639,929)
                                                                              ---------------        --------------
          Net interest expense                                                    16,430,814            15,528,124
                                                                              ---------------        --------------
          Income before minority interests, gain and
           provision on real estate investments                                   29,283,870            26,558,204

Gain on sale of operating properties                                                  18,310                     -
Provision for loss on operating properties held for sale                          (6,909,625)                    -
Minority interest of limited partners                                               (236,881)             (486,094)
                                                                              ---------------        --------------
    Net income                                                                    22,155,674            26,072,110

Preferred unit distributions                                                      (6,942,014)           (1,625,001)
                                                                              ---------------        --------------
          Net income for common unitholders                                 $     15,213,660            24,447,109
                                                                              ===============        ==============
  Net income per common unit:

          Basic                                                             $           0.26                  0.41
                                                                              ===============        ==============
          Diluted                                                           $           0.26                  0.41
                                                                              ===============        ==============

See accompanying notes to consolidated financial statements

                                               REGENCY CENTERS, L.P.
                                     Consolidated Statements of Operations
                                For the Six Months ended June 30, 2000 and 1999
                                                  (unaudited)


                                                                                   2000                  1999
                                                                                  ------                ------
Revenues:
    Minimum rent                                                            $    116,789,042            90,840,110
    Percentage rent                                                                1,007,964               783,705
    Recoveries from tenants                                                       31,444,081            22,835,812
    Service operations revenue                                                     9,366,744             5,740,623
    Equity in income of investments in
       real estate partnerships                                                       60,663             2,136,203
                                                                              ---------------        --------------
          Total revenues                                                         158,668,494           122,336,453
                                                                              ---------------        --------------
Operating expenses:
    Depreciation and amortization                                                 26,414,867            19,967,159
    Operating and maintenance                                                     19,734,821            15,467,382
    General and administrative                                                     8,257,266             8,780,893
    Real estate taxes                                                             15,537,879            11,448,099
    Other expenses                                                                   919,715               525,000
                                                                              ---------------        --------------
          Total operating expenses                                                70,864,548            56,188,533
                                                                              ---------------        --------------
Interest expense (income):
    Interest expense                                                              31,959,927            25,846,855
    Interest income                                                               (1,631,223)           (1,092,818)
                                                                              ---------------        --------------
          Net interest expense                                                    30,328,704            24,754,037
                                                                              ---------------        --------------
          Income before minority interests, gain and
           provision on real estate investments                                   57,475,242            41,393,883

Gain on sale of operating properties                                                  18,310                     -
Provision for loss on operating properties held for sale                          (6,909,625)                    -
Minority interest of limited partners                                               (480,314)             (747,033)
                                                                              ---------------        --------------
Net income                                                                        50,103,613            40,646,850

Preferred unit distributions                                                     (13,254,513)           (3,250,002)
                                                                              ---------------        --------------
          Net income for common unitholders                                 $     36,849,100            37,396,848
                                                                              ===============        ==============
Net income per common unit:

          Basic                                                             $           0.64                  0.75
                                                                              ===============        ==============
          Diluted                                                           $           0.64                  0.75
                                                                              ===============        ==============

See accompanying notes to consolidated financial statements

                                              REGENCY CENTERS, L.P.
                                   Consolidated Statement of Changes in Capital
                                      For the Six Months Ended June 30, 2000
                                                      (unaudited)


                                                    Preferred           General              Limited               Total
                                                      Units             Partner             Partners              Capital
                                                   -----------        -----------         ------------          ------------
Balance December 31, 1999                  $         283,816,274       1,179,400,122           39,868,593         1,503,084,989

Net income                                            13,254,513          35,663,606            1,185,494            50,103,613
Proceeds from  the issuance of
  preferred units, net                                68,242,763                   -                    -            68,242,763

Cash distributions for dividends                                         (55,894,598)          (1,812,630)          (57,707,228)

Preferred unit distribution                          (13,254,513)                  -                    -           (13,254,513)

Purchase of Regency stock and
  corresponding units                                          -         (10,634,695)                   -           (10,634,695)

Other contributions, net                                       -           1,142,605                    -             1,142,605

Units issued for acquisition
  of real estate or investments in
  real estate partnerships                                     -              88,924            1,632,020             1,720,944

Units issued as a result of common
  stock issued by Regency                                      -           2,801,407                    -             2,801,407

Units exchanged for common
  stock of Regency                                             -           8,737,878           (8,737,878)                    -

Reallocation of limited partners interest                      -            (575,248)             575,248                     -
                                                 ----------------   -----------------   ------------------   ------------------
Balance June 30, 2000                      $         352,059,037       1,160,730,001           32,710,847         1,545,499,885
                                                 ================   =================   ==================   ===================

                                               REGENCY CENTERS, L.P.
                                      Consolidated Statements of Cash Flows
                                 For the Six Months Ended June 30, 2000 and 1999
                                                    (unaudited)


                                                                                       2000                     1999
                                                                                      ------                   ------
Cash flows from operating activities:

    Net income                                                                  $      50,103,613               40,646,850
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                26,414,867               19,967,159
          Deferred financing cost and debt premium amortization                           201,369                  (82,187)
          Services provided by Regency in exchange for units                            2,778,735                1,713,727
          Minority interest of limited partners                                           480,314                  747,033
          Equity in income of investments in real estate partnerships                     (60,663)              (2,136,203)
          Gain on sale of operating properties                                            (18,310)                       -
          Provision for loss on operating properties held for sale                      6,909,625                        -
          Changes in assets and liabilities:
              Tenant receivables                                                        3,394,905               (8,445,600)
              Deferred leasing commissions                                             (2,967,981)              (1,868,040)
              Other assets                                                               (541,146)                 901,448
              Tenants' security deposits                                                  246,194                   77,215
              Accounts payable and other liabilities                                   (2,273,140)               8,848,048
                                                                                  ----------------         ----------------
                 Net cash provided by operating activities                             84,668,382               60,369,450
                                                                                  ----------------         ----------------

Cash flows from investing activities:

     Acquisition and development of real estate, net                                 (134,998,735)             (73,955,630)
     Acquisition of Pacific, net of cash acquired                                               -               (9,046,230)
     Acquisition of partners' interest in investments in real estate
        partnerships, net of cash acquired                                             (1,402,371)                       -
     Investment in real estate partnerships                                           (23,320,328)             (10,104,935)
     Capital improvements                                                              (5,711,716)              (6,421,178)
     Proceeds from sale of operating properties                                         7,491,870                        -
     Repayment of notes receivable                                                     15,673,125                        -
     Distributions received from real estate partnership investments                            -                  704,474
                                                                                  ----------------         ----------------
                 Net cash used in investing activities                               (142,268,155)             (98,823,499)
                                                                                  ----------------         ----------------
Cash flows from financing activities:

     Cash contributions from the issuance of Regency stock
         and exchangeable partnership units                                                22,672                   70,809
     Repurchase of Regency stock and corresponding units                              (10,634,695)                       -
     Net distributions to limited partners in consolidated partnerships                (2,378,272)                (458,450)
     Distributions to preferred unit holders                                          (13,254,513)              (3,250,002)
     Cash distributions for dividends                                                 (57,707,228)             (42,204,292)
     Other contributions (distributions), net                                           1,142,605               (7,494,502)
     Net proceeds from from fixed rate unsecured loans                                          -              249,845,300
     Net proceeds from issuance of preferred units                                     68,242,763                        -
     Proceeds (repayment)of unsecured line of credit, net                              92,820,690             (145,351,875)
     Proceeds from mortgage loans                                                       6,734,632                        -
     Repayment of mortgage loans                                                      (44,216,378)             (15,000,200)
     Deferred financing costs                                                                   -               (3,565,034)
                                                                                  ----------------         ----------------
                 Net cash provided by financing activities                             40,772,276               32,591,754
                                                                                  ----------------         ----------------

                 Net decrease in cash and cash equivalents                            (16,827,497)              (5,862,295)

Cash and cash equivalents at beginning of period                                       50,964,920               15,536,926
                                                                                  ----------------         ----------------
Cash and cash equivalents at end of period                                      $      34,137,423                9,674,631
                                                                                  ================         ================



                                              REGENCY CENTERS, L.P.
                                      Consolidated Statements of Cash Flows
                                 For the Six Months Ended June 30, 2000 and 1999
                                                  (unaudited)
                                                  -continued-


                                                                                      2000                     1999
                                                                                     ------                   ------

Supplemental  disclosure of cash flow  information -
 cash paid for interest (net of capitalized interest of approximately
   $5,960,000 and $3,935,000  in 2000 and 1999, respectively)                  $       31,229,274               19,808,946
                                                                                  ================         ================
Supplemental disclosure of non-cash transactions:

   Mortgage loans assumed for the acquisition of Pacific and real estate       $                -              411,184,783
                                                                                  ================         ================
   Exchangeable operating partnership units and common stock
   issued for investments in real estate partnerships                          $          329,948                1,949,020
                                                                                  ================         ================
   Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                                 $        1,287,111                        -
                                                                                  ================         ================
   Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                 $          103,885              790,822,490
                                                                                  ================         ================

   Other liabilities assumed to acquire Pacific                                $                -               13,897,643
                                                                                  ================         ================

   Properties in development sold in exchange for notes receivable             $       24,349,824                        -
                                                                                   ================        ===============

See accompanying notes to consolidated financial statements.

                                         REGENCY CENTERS, L.P.
                               Notes to Consolidated Financial Statements

                                            June 30, 2000

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

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At June 30, 2000, Regency owns approximately 97% of the outstanding common units ("Units") of the Partnership.

              The Partnership's ownership interests are represented by Units, of which there are five series of preferred Units, common Units owned by the limited partners and common Units owned by Regency. Each outstanding common Unit owned by a limited partner is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

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

       (b)    Investments in Real Estate Partnerships

              The Partnership accounts for all investments in which it owns less than 50% and does not have controlling financial interest, using the equity method.

       (c)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

                                    REGENCY CENTERS, L.P.

                          Notes to Consolidated Financial Statements

                                       June 30, 2000

                                        (unaudited)

2.     Acquisition and Development of Shopping Centers

       On June 30, 2000 the Partnership acquired the non-owned portion of nine joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Partnership and are consolidated for financial reporting purposes.

       On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. The operating results of Pacific are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $145.0 million as of June 30, 1999. Pro forma net income for common unitholders would have been $44.4 million as of June 30, 1999. Pro forma basic net income per unit would have been $.73 as of June 30, 1999. Pro forma diluted net income per unit would have been $.73 as of June 30, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

3.     Operating Properties Held for Sale

       Periodically, the Partnership identifies operating properties that do not fit its long term investment strategies and markets these assets for sale. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale. At June 30, 2000, the Partnership had six properties under contract for sale, and recorded a provision for loss on the sale of $6.9 million. Under the terms of the contract, which is rescindable, the sale is expected to close during the fourth quarter of 2000.

                                 REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

4.     Segments

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

                                REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                                  (unaudited)

4.     Segments (continued)

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the six month periods ended June 30, 2000 and 1999. Assets not attributable to a particular segment consist primarily of cash and deferred costs.


                                                                                2000               1999
                                                                                ----               ----
       Revenues:
         Retail segment                                                $       149,301,750         116,595,830
         Service operations segment                                              9,366,744           5,740,623
                                                                          -----------------    ----------------
            Total revenues                                             $       158,668,494         122,336,453
                                                                          =================    ================

       Funds from Operations:
         Retail segment net operating income                           $       114,047,360          89,680,349
         Service operations segment income                                       9,366,744           5,740,623
         Adjustments to calculate diluted FFO:
           Interest expense                                                    (31,959,927)        (25,846,855)
           Interest income                                                       1,631,223           1,092,818
           General and administrative an d other                                (9,176,981)         (9,305,893)
           Non-real estate depreciation                                           (600,781)           (391,511)
           Minority interests of limited partners                                 (480,314)           (747,033)
           Minority interests in depreciation
            and amortization                                                      (299,828)           (359,452)
           Share of joint venture depreciation
            and amortization                                                       933,589             286,549
           Distributions on preferred units                                    (13,254,513)         (3,250,002)
                                                                           ----------------     ---------------
             Funds from Operations - diluted                                    70,206,572          56,899,593
                                                                           ----------------     ---------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation
             and amortization                                                  (25,832,396)        (19,575,648)
           Minority interests in depreciation
            and amortization                                                       299,828             359,452
           Share of joint venture depreciation
            and amortization                                                      (933,589)           (288,549)
           Provision for loss on operating properties
             held for sale                                                      (6,909,625)                  -
           Gain on sale of operating properties                                     18,310                   -
                                                                             --------------     ---------------
             Net income available for common unitholders               $        36,849,100          37,396,848
                                                                             ==============     ===============

                                                                                 June 30,         December 31,
       Assets (in thousands):                                                      2000               1999
       ----------------------                                                      ----               ----
         Retail segment                                                $         2,401,461           2,344,092
         Service operations segment                                                179,397             123,233
         Cash and other assets                                                      54,012              63,384
                                                                             --------------      --------------
           Total assets                                                $         2,634,870           2,530,709
                                                                             ==============      ==============

                                    REGENCY CENTERS, L.P.

                          Notes to Consolidated Financial Statements

                                        June 30, 2000

                                         (unaudited)


5.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at June 30, 2000 and December 31, 1999 consists of the following (in thousands):


                                                                               2000               1999
                                                                               ----               ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        286,090            331,716
                    Variable rate mortgage loans                                31,087             11,376
                    Fixed rate unsecured loans                                 370,457            370,696
                                                                          -------------       ------------
                          Total notes payable                                  687,634            713,788
                Unsecured line of credit                                       340,000            247,179
                                                                          -------------       ------------
                         Total                                        $      1,027,634            960,967
                                                                          =============       ============


       During July, 2000, the Partnership modified the terms of its unsecured line of credit (the "Line") by reducing the commitment to $625 million. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a 1% spread (7.6875% at June 30, 2000), and is dependent on the Company maintaining its investment grade rating. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On April 15, 1999, the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

       As of June 30, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):


                                                               Scheduled
                                                               Principal       Term Loan         Total
              Scheduled Payments by Year                        Payments      Maturities       Payments
                                                             ------------    ------------     -----------
              2000                                       $       2,876          6,004            8,880
              2001                                               5,621         68,063           73,684
              2002 (includes the Line)                           4,943        384,098          389,041
              2003                                               4,933         13,303           18,236
              2004                                               5,327        199,882          205,209
              Beyond 5 Years                                    36,888        284,912          321,800
              Net unamortized debt premiums                          -         10,784           10,784
                                                           -------------  -------------   -------------
                                                         $      60,588        967,046        1,027,634
              Total                                        =============  =============   ==============

                                            REGENCY CENTERS, L.P.

                                   Notes to Consolidated Financial Statements

                                               June 30, 2000

                                                (unaudited)


5.     Notes Payable and Unsecured Line of Credit (continued)

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $15.0 million at June 30, 2000, and the Partnership's proportionate share of these loans was $6.2 million.

       The fair value of the Partnership's notes payable and Line are estimated based on the current rates available to the Partnership for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Notes payable with fixed rates, that have been assumed in connection with acquisitions, are recorded in the accompanying financial statements at fair value. The Partnership considers the carrying value of all other fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Partnership for debt of the same terms.

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

       On May 25, 2000, the Partnership issued $70 million of 8.75% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 700,000 Series E Preferred Units for $100.00 per unit. The Series E Preferred Units, which may be called by the Partnership at par on or after May 25, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after May 25, 2010, the Series E Preferred Units may be exchanged for shares of 8.75% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") of the Company at an exchange rate of one share of Series E Preferred Stock for one Series E Preferred Unit. The Series E Preferred Units and Series E Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

       During 1999, the Board of Directors authorized the repurchase of approximately $65.0 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At June 30, 2000, the Company had completed the program by purchasing
       3.25 million shares of which the majority of the funds came from the Partnership.

                                 REGENCY CENTERS, L.P.

                      Notes to Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three month periods ended June 30, 2000 and 1999, respectively (in thousands except per share data):


                                                                            2000          1999
                                                                            ----          ----

       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                   55,507         58,040
                                                                       ============    ===========

       Net income for common unitholders                           $        15,214         24,447

       Less:  dividends paid on Class B common stock
          Series 1 and Series 2 Preferred stock                               (699)          (931)
                                                                       ============    ===========
       Net income for Basic and Diluted EPU                        $        14,514         23,516
                                                                       ============    ===========
           Basic EPU                                               $           .26            .41
                                                                       ============    ===========

       Diluted Earnings Per Unit (EPU) Calculation:
       --------------------------------------------
       Weighted average units outstanding for
          Basic EPU                                                         55,507         58,040
       Incremental units to be issued under common
          stock options using the Treasury method                               32              6
                                                                       ------------    -----------
            Total diluted units                                             55,539         58,046
                                                                       ============    ===========

       Diluted EPU                                                  $          .26            .41
                                                                       ============    ===========

         The Class B common stock dividends for 1999 are deducted from income in computing earnings per unit since the proceeds of this offering were transferred to and reinvested by the Partnership. In addition, the Series 1 and Series 2 Preferred stock dividends are also deducted from net income in computing earnings per unit since the properties acquired with these preferred shares were contributed to the Partnership. Accordingly, the payment of Class B common, Series 1 and Series 2 Preferred stock dividends are deemed to be preferential to the distributions made to common unitholders.

                                      REGENCY CENTERS, L.P.

                           Notes to Consolidated Financial Statements

                                         June 30, 2000

                                         (unaudited)

7.     Earnings Per Unit (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the six month periods ended June 30, 2000 and 1999, respectively (in thousands except per share data):


                                                                          2000          1999
                                                                          ----          ----

       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                                   55,503         46,659
                                                                        ===========    ===========


       Net income for common unitholders                            $       36,849         37,397
       Less:  dividends paid on Class B common stock
          Series 1 and Series 2 Preferred stock                             (1,399)        (2,309)
                                                                        ===========     ==========
       Net income for Basic and Diluted EPU                         $       35,450          35,088
                                                                        ===========     ==========
       Basic EPU                                                    $          .64            .75
                                                                        ===========     ==========
       Diluted Earnings Per Unit (EPU) Calculation:
       --------------------------------------------
       Weighted average units outstanding for
          Basic EPU                                                         55,503         46,659
       Incremental units to be issued under common
          stock options using the Treasury method                               16              3
                                                                         ----------    -----------
            Total diluted units                                             55,519         46,662
                                                                         ==========    ===========

       Diluted EPU                                                  $          .64            .75
                                                                         ==========    ===========


         The Class B common stock dividends for 1999 are deducted from income in computing earnings per unit since the proceeds of this offering were transferred to and reinvested by the Partnership. In addition, the Series 1 and Series 2 Preferred stock dividends are also deducted from net income in computing earnings per unit since the properties acquired with these preferred shares were contributed to the Partnership. Accordingly, the payment of Class B common, Series 1 and Series 2 Preferred stock dividends are deemed to be preferential to the distributions made to common unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within.

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership"), an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 222 properties included in the Company's portfolio at June 30, 2000, 204 properties were owned either fee simple or through partnership interests by the Partnership. At June 30, 2000, the Company had an investment in real estate of approximately $2.8 billion of which $2.6 billion was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood infill retail shopping centers. The Partnership's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:


                                         June 30, 2000                                 December 31, 1999
                                         -------------                                -------------------
   Location               # Properties        GLA         %Leased *   # Properties      GLA       % Leased *
   --------               ------------    ----------    ------------  ------------  ------------  -----------

   Florida                   41           5,061,282         93.9%           39       4,859,031      93.7%
   California                35           4,036,765         98.0%           36       3,858,628      98.2%
   Texas                     29           3,886,593         94.3%           29       3,849,549      94.2%
   Georgia                   25           2,551,965         96.6%           25       2,539,556      91.8%
   Ohio                      12           1,706,522         97.1%           13       1,822,854      98.1%
   North Carolina            13           1,303,095         98.1%           12       1,241,639      97.9%
   Washington                 9           1,097,542         99.0%            9       1,066,962      98.1%
   Colorado                  10             897,788         98.4%           10         903,502      98.0%
   Oregon                     7             671,220         93.4%            7         616,070      94.2%
   Arizona                    5             419,924         98.6%            2         326,984      99.7%
   Kentucky                   2             305,307         90.4%            2         305,307      91.8%
   Virginia                   3             297,964         95.1%            2         197,324      96.1%
   Tennessee                  3             271,697        100.0%            3         271,697      98.9%
   Michigan                   3             251,200         94.7%            3         250,655      98.7%
   Delaware                   1             232,754         95.4%            1         232,754      96.3%
   Illinois                   1             178,600         86.4%            1         178,600      85.9%
   South Carolina             2             162,056         97.0%            2         162,056      98.8%
   Wyoming                    1              87,925            -             1          75,000         -
   Missouri                   1              82,498         95.8%            1          82,498      95.8%
   New Jersey                 1              80,867            -             -               -         -
                          -------------  ------------    ------------   ----------  ------------  -----------
       Total                204          23,583,564         95.9%          198      22,840,666      95.5%
                          =============  ============    ============   ==========  ============  ===========


          *  Excludes properties under construction

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

The following table summarizes the four largest grocery tenants occupying the Partnership's shopping centers at June 30, 2000:


            Grocery Anchor      Number of          % of          % of Annualized     Avg Remaining
                                 Stores          Total GLA          Base Rent        Lease Term
           ---------------   ---------------    -----------      ---------------   -------------

          Kroger                    54            13.3%              11.6%               16 yrs
          Publix                    36             7.0%               4.8%               13 yrs
          Safeway                   29             6.0%               5.1%               12 yrs
          Albertsons                12             2.6%               2.2%               14 yrs


Winn Dixie announced the closing of a number of its stores related to its corporate restructuring. The Partnership has 11 stores or 2.3% of total GLA. Winn Dixie notified the Partnership that currently, only one store that is located in a Regency shopping center will be closed. This shopping center is currently under contract for sale and is recorded on the balance sheet as operating properties held for sale.

Periodically, the Partnership identifies operating shopping centers that no longer meet its long-term investment standards. Once identified, these properties are segregated on the balance sheet as operating properties held for sale, and are carried at the lower of cost or fair value less estimated selling costs.

Acquisition and Development of Shopping Centers

The Partnership has implemented a growth strategy dedicated to developing high-quality shopping centers and build to suit properties. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and leaseup and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At June 30, 2000, the Partnership had 54 projects under construction or undergoing major renovations, which when complete will represent an investment of $484.1 million. Total cost necessary to complete these developments is estimated to be $159.9 million and will be expended through 2001. These developments are approximately 69% complete and 76% leased. Of the developments currently in process, 25 projects were started during 2000, which when complete will represent an investment of $160 million, and currently have an estimated cost to complete of $92.6 million.

On June 30, 2000 the Partnership acquired the non-owned portion of nine joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Partnership and are consolidated for financial reporting purposes.

On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. At the date of the acquisition, Pacific was operating or had under development 71 retail shopping centers representing 8.4 million SF of gross leaseable area.

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $84.7 million and $60.4 million for the six months ended June 30, 2000 and 1999, respectively. The Partnership incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $5.7 million and $6.4 million, during the six months ended June 30, 2000 and 1999, respectively. The Partnership paid scheduled principal payments of $3.3 million and $2.7 million during the six months ended June 30, 2000 and 1999, respectively. The Partnership paid distributions of $15.1 million and $4.7 million, during the six months ended June 30, 2000 and 1999, respectively, to its common and preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public markets. Net cash used in investing activities was $142.3 million and $98.8 million, during 2000 and 1999, respectively, primarily for the acquisition and development of shopping centers, and build to suit projects. Net cash provided by financing activities was $40.8 and $32.6 million for the six months ended June 30, 2000 and 1999, respectively.

During 1999, the Board of Directors authorized the repurchase of approximately $65.0 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At June 30, 2000, the Company had completed the program by purchasing 3.25 million shares of which the majority of the funds came from the Partnership.

The Partnership's outstanding debt at June 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                             2000                   1999
                                                                             ----                   ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        286,090            331,716
                    Variable rate mortgage loans                                31,087             11,376
                    Fixed rate unsecured loans                                 370,457            370,696
                                                                         --------------     --------------
                          Total notes payable                                  687,634            713,788
                Unsecured line of credit                                       340,000            247,179
                                                                         --------------     --------------
                         Total                                        $      1,027,634            960,967
                                                                         ==============     ==============

During July 2000, the Partnership modified the terms of its unsecured line of credit (the "Line") by reducing the commitment to $625 million and extending the term. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus 1% (7.6875% at June 30, 2000), which is dependent on the Company maintaining its investment grade rating. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

On April 15, 1999, the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

As of June 30, 2000, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                                                Scheduled
                                                                Principal       Term Loan       Total
              Scheduled Payments by Year                        Payments      Maturities       Payments
             -----------------------------                     -----------   -----------      -----------
              2000                                        $           2,876          6,004            8,880
              2001                                                    5,621         68,063           73,684
              2002 (includes the Line)                                4,943        384,098          389,041
              2003                                                    4,933         13,303           18,236
              2004                                                    5,327        199,882          205,209
              Beyond 5 Years                                         36,888        284,912          321,800
              Net unamortized debt premiums                               -         10,784           10,784
                                                                -------------   ------------    -------------
                    Total                                 $          60,588        967,046        1,027,634
                                                                =============   ============    =============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $15.0 million at June 30, 2000, and the Partnership's proportionate share of these loans was $6.2 million.

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

The Partnership intends to continue to acquire and develop shopping centers and expects to meet the related capital requirements from borrowings on the Line. The Partnership expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those transactions previously completed. Because such acquisition and development activities are discretionary in nature, they are not expected to burden the Partnership's capital resources currently available for liquidity requirements. The Partnership expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements and costs necessary to complete properties in development.

Results from Operations

Comparison of the six months ended June 30, 2000 to 1999

Revenues increased $36.3 million or 29.7% to $158.7 million in 2000. The increase was due to the Pacific acquisition, revenues from new developments that began operating after June 30, 1999, and from same property growth in rental rates and occupancy increases. Minimum rent increased $25.9 million or 28.6%, and recoveries from tenants increased $8.6 million or 37.7%. At June 30, 2000, the Partnership was operating or developing 204 shopping centers of which 168 centers were considered stabilized and 95.9% leased.

Other non-rental revenues includes fees earned as part of the Partnership's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Other non-rental revenues increased by $3.6 million to $9.4 million in 2000, or 65.0%. The increase was primarily due to a $5.6 million increase in development related profits and fees, offset by a $1.9 million reduction in property management fees.

Operating expenses increased $14.7 million or 26.1% to $70.9 million in 2000. Combined operating and maintenance, and real estate taxes increased $8.4 million or 31.0% during 2000 to $35.3 million The increase was due to the Pacific acquisition, and expenses incurred by new developments that began operating after June 30, 1999, and general increases in costs on the stabilized properties. General and administrative expenses were $8.3 million during 2000 vs. $8.8 million in 1999 or 6.0% lower as a result of increased capitalization of direct costs incurred during 2000 related to development activities. Depreciation and amortization increased $26.4 million during 2000 or 32.3% primarily due to the Pacific acquisition and developments that began operating after June 30, 1999.

In June 2000, the Partnership identified six operating properties that do not meet its long-term investment standards, and accordingly classified these properties as operating properties held for sale on its balance sheet and ceased the depreciation and amortization of these assets. In July 2000, the Partnership entered into a rescindable contract, and reduced the carrying value of these properties to the lower of cost or fair value, net of selling costs. The reduction resulted in a $6.9 million provision for loss on operating properties held for sale that was charged against net income at June 30, 2000. Under the terms of the contract, the sale is expected to be completed during the fourth quarter 2000.

Interest expense increased to $32.0 million in 2000 from $25.8 million in 1999, or 23.6%. The increase was due to higher Libor rates, higher average balances on the Line, the assumption of $402.6 million of debt of Pacific, the financing cost of new developments that began operating after June 30, 1999, and the higher fixed interest rate of the $250 million debt offering completed in April, 1999. Weighted average interest rates increased approximately 1% during 2000.

Preferred unit distributions increased $10.0 million to $13.3 million during 2000 as a result of the preferred units issued in September 1999 and May 2000. Weighted average fixed rates of the preferred units were 8.72% at June 30, 2000 vs. 8.13% at June 30, 1999.

Net income for common unit holders was $36.8 million in 2000 vs. $37.4 million in 1999, a $.6 million or 1.4% decrease primarily a result of the provision for loss on operating properties held for sale and the other reasons as described above. Diluted earnings per unit in 2000 was $.64 vs. $.75 in 1999 a result of the decline in net income and the increased weighted average units in 2000 issued in 1999 in connection with the acquisition of Pacific.
Comparison of the three months ended June 30, 2000 to 1999

Revenues increased $6.5 million or 8.7% to $81.9 million in 2000. Minimum rent increased $3.7 million or 6.7%, and recoveries from tenants increased $1.3 million or 9.2%. The increase was due to revenues from new developments that began operating after June 30, 1999, and from same property growth in rental rates and occupancy increases as described in the six month comparison.

Other non-rental revenues includes fees earned as part of the Partnership's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Other non-rental revenues increased by $3.3 million to $7.1 million in 2000, or 85.8%. The increase was primarily due to a $3.7 million increase in development related profits and fees, offset by a $.4 million reduction in property management fees.

Operating expenses increased $2.9 million or 8.8% to $36.1 million in 2000. Combined operating and maintenance, and real estate taxes increased $1.6 million or 9.8% during 2000 to $17.8 million. The increase was due primarily to expenses incurred by new developments that began operating after June 30, 1999 and general increases in operating costs on the stabilized properties. General and administrative expenses were $3.8 million in 2000 vs. $5.1 million or 26.8% lower as a result of increased capitalization of direct costs incurred during 2000 related to development activities. Depreciation and amortization increased $2.2 million during 2000 or 19.0% primarily related to developments that began operating after June 30, 1999.

In June 2000, the Partnership identified six operating properties that do not meet its long-term investment standards, and accordingly classified these properties as operating properties held for sale on its balance sheet and ceased the depreciation and amortization of these assets. In July 2000, the Partnership entered into a rescindable contract, and reduced the carrying value of these properties to the lower of cost or fair value, net of selling costs. The reduction resulted in a $6.9 million provision for loss on operating properties held for sale that was charged against net income at June 30, 2000.

Interest expense increased to $17.2 million in 2000 from $16.2 million in 1999 or 6.6%. The increase was due to higher Libor rates, higher average balances on the Line, and the financing cost of new developments that began operating after June 30, 1999. Weighted average interest rates increased approximately 1% during 2000.

Preferred unit distributions increased $5.3 million to $6.9 million during 2000 as a result of the preferred units issued in September 1999 and May 2000. Weighted average fixed rates of the preferred units were 8.72% at June 30, 2000 vs. 8.13% at June 30, 1999.

Net income for common unit holders was $15.2 million in 2000 vs. $24.4 million in 1999, a $9.2 million or 37.8% decrease primarily a result of the provision for loss on operating properties held for sale and the other reasons as described above. Diluted earnings per unit in 2000 was $.26 vs. $.41 in 1999, a result of the decline in net income.

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

Environmental Matters

The Partnership like others in the commercial real estate industry is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at the Partnership's shopping centers is its principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Partnership has approximately 38 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company or the Partnership due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company or Partnership.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has not been party to any market risk sensitive instruments during the reporting period ending June 30, 2000 and does not plan to enter into derivative or interest rate transactions for speculative purposes.

Part II

Item 6 Exhibits and Reports on Form 8-K:

(a)      Exhibits:

27.1       Financial Data Schedule

(b)        Reports on Form 8-K.
           None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  August 10, 2000                           REGENCY CENTERS, L..P.



                                            By:       /s/  J. Christian Leavitt
                                                    ---------------------------
                                                    Senior Vice President
                                                    and Chief Accounting Officer