Form 10-Q
period 2000-09-30
REGENCY CENTERS LP
filed 2000-11-13
CIK 1066247

United States

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

               [X] For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Part I
Item 1. Financial Statement

                                                REGENCY CENTERS, L.P.
                                               Consolidated Balance Sheets
                                        September 30, 2000 and December 31, 1999
                                                      (unaudited)

                                                                                      2000                   1999
                                                                                      ----                   ----
Assets
Real estate investments:
    Land                                                                       $    556,249,608            538,881,578
    Buildings and improvements                                                    1,752,120,588          1,722,813,591
                                                                                 ---------------        ---------------
                                                                                  2,308,370,196          2,261,695,169
    Less:  accumulated depreciation                                                 111,055,462             81,294,400
                                                                                 ---------------        ---------------
                                                                                  2,197,314,734          2,180,400,769
    Properties in development                                                       258,683,760            167,300,893
    Operating properties held for sale                                              124,098,255                      -
    Investments in real estate partnerships                                          66,159,432             66,938,784
                                                                                 ---------------        ---------------
          Net real estate investments                                             2,646,256,181          2,414,640,446

Cash and cash equivalents                                                            32,611,193             50,964,920
Notes receivable                                                                     37,962,720             15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
    $3,257,390 and $1,883,547 at September 30, 2000 and
    and December 31, 1999                                                            28,366,032             30,884,172
Deferred costs, less accumulated amortization of
    $8,506,700 and $5,498,619 at September 30, 2000
    and December 31, 1999                                                            16,844,767             11,272,866
Other assets                                                                          7,588,032              7,273,925
                                                                                 ---------------        ---------------
                                                                               $  2,769,628,925          2,530,709,454
                                                                                 ===============        ===============
Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                                   843,733,544            713,787,207
    Unsecured line of credit                                                        305,000,000            247,179,310
    Accounts payable and other liabilities                                           38,066,173             47,981,987
    Tenants' security and escrow deposits                                             8,019,289              7,566,967
                                                                                 ---------------        ---------------
           Total liabilities                                                      1,194,819,006          1,016,515,471
                                                                                 ---------------        ---------------

Limited partners' interest in consolidated partnerships                               6,386,271             11,108,994
                                                                                 ---------------        ---------------
Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units
     issued and outstanding at September 30, 2000 and December 31, 1999              78,800,000             78,800,000
Series B  preferred units, par value $100: 850,000 units
     issued and outstanding at September 30, 2000 and December 31, 1999              82,799,720             82,799,720
Series C  preferred units, par value $100: 750,000 units
     issued and outstanding at September 30, 2000 and December 31, 1999              73,058,577             73,058,577
Series D  preferred units, par value $100: 500,000 units
     issued and outstanding at September 30, 2000 and December 31, 1999              49,157,977             49,157,977
Series E  preferred units, par value $100: 700,000 units
     issued and outstanding at September 30, 2000                                    68,221,978                      -
Series F  preferred units, par value $100: 240,000 units
     issued and outstanding at September 30, 2000                                    23,400,000                      -
General partner; 55,525,424 and 55,535,928 units outstanding
     at September 30, 2000 and December 31, 1999                                  1,162,273,135          1,179,400,122
Limited partners; 1,470,682 and 1,863,604 units outstanding
     at September 30, 2000 and December 31, 1999                                     30,712,261             39,868,593
                                                                                 ---------------        ---------------
          Total partners' capital                                                 1,568,423,648          1,503,084,989
                                                                                 ---------------        ---------------
Commitments and contingencies
                                                                               $  2,769,628,925          2,530,709,454
                                                                                 ===============        ===============



See accompanying notes to consolidated financial statements.

                            REGENCY CENTERS, L.P.
                    Consolidated Statements of Operations
           For the Three Months ended September 30, 2000 and 1999
                                 (unaudited)

                                                                                      2000                   1999
                                                                                      ----                   ----
Revenues:
    Minimum rent                                                               $     61,836,311             55,853,324
    Percentage rent                                                                     312,048                285,074
    Recoveries from tenants                                                          17,197,337             13,870,288
    Service operations revenue                                                        6,021,017              4,014,664
    Equity in income of investments in
       real estate partnerships                                                       2,804,787              1,218,075
                                                                                 ---------------        ---------------
          Total revenues                                                             88,171,500             75,241,425
                                                                                 ---------------        ---------------
Operating expenses:
    Depreciation and amortization                                                    13,702,244             12,184,080
    Operating and maintenance                                                        11,283,875             10,019,568
    General and administrative                                                        4,996,685              4,795,323
    Real estate taxes                                                                 8,623,109              7,440,862
    Other expenses                                                                      830,000                375,000
                                                                                 ---------------        ---------------
          Total operating expenses                                                   39,435,913             34,814,833
                                                                                 ---------------        ---------------
Interest expense (income):
    Interest expense                                                                 17,356,132             14,672,670
    Interest income                                                                  (1,144,983)              (479,652)
                                                                                 ---------------        ---------------
          Net interest expense                                                       16,211,149             14,193,018
                                                                                 ---------------        ---------------
           Income before minority interests, gain and
            provision on real estate investments                                     32,524,438             26,233,574
                                                                                 ---------------        ---------------

Gain on sale of operating properties                                                          -                      -
Minority interest of limited partners                                                  (186,203)                83,702
                                                                                 ---------------        ---------------

    Net income                                                                       32,338,235             26,317,276

Preferred unit distributions                                                         (7,977,919)            (2,334,376)
                                                                                 ---------------        ---------------
          Net income for common unitholders                                    $     24,360,316             23,982,900
                                                                                 ===============        ===============
Net income per common unit:

          Basic                                                                $           0.43                   0.40
                                                                                 ===============        ===============
          Diluted                                                              $           0.43                   0.40
                                                                                 ===============        ===============


See accompanying notes to consolidated financial statements

                            REGENCY CENTERS, L.P.
                    Consolidated Statements of Operations
            For the Nine Months ended September 30, 2000 and 1999
                                 (unaudited)


                                                                                      2000                   1999
                                                                                      ----                   ----
Revenues:
    Minimum rent                                                               $    178,625,353            146,693,434
    Percentage rent                                                                   1,320,012              1,068,779
    Recoveries from tenants                                                          48,641,418             36,706,100
    Service operations revenue                                                       15,387,761              9,755,287
    Equity in income of investments in
       real estate partnerships                                                       2,865,450              3,354,278
                                                                                 ---------------        ---------------
          Total revenues                                                            246,839,994            197,577,878
                                                                                 ---------------        ---------------
Operating expenses:
    Depreciation and amortization                                                    40,117,111             32,151,239
    Operating and maintenance                                                        31,018,696             25,486,950
    General and administrative                                                       13,253,951             13,576,216
    Real estate taxes                                                                24,160,988             18,888,961
    Other expenses                                                                    1,749,715                900,000
                                                                                 ---------------        ---------------
          Total operating expenses                                                  110,300,461             91,003,366
                                                                                 ---------------        ---------------
Interest expense (income):
    Interest expense                                                                 49,316,059             40,519,525
    Interest income                                                                  (2,776,206)            (1,572,470)
                                                                                 ---------------        ---------------
          Net interest expense                                                       46,539,853             38,947,055
                                                                                 ---------------        ---------------
           Income before minority interests, gain and
            provision on real estate investments                                     89,999,680             67,627,457
                                                                                 ---------------        ---------------

Gain on sale of operating properties                                                     18,310                      -
Provison for loss on operating properties held for sale                              (6,909,625)                     -
Minority interest of limited partners                                                  (666,517)              (663,331)
                                                                                 ---------------        ---------------

Net income                                                                           82,441,848             66,964,126

Preferred unit distributions                                                        (21,232,432)            (5,584,378)
                                                                                 ---------------        ---------------
          Net income for common unitholders                                    $     61,209,416             61,379,748
                                                                                 ===============        ===============
Net income per common unit:

          Basic                                                                $           1.06                   1.15
                                                                                 ===============        ===============
          Diluted                                                              $           1.06                   1.15
                                                                                 ===============        ===============


See accompanying notes to consolidated financial statements

                                     REGENCY CENTERS, L.P.
                          Consolidated Statement of Changes in Capital
                          For the Nine Months Ended September 30, 2000
                                        (unaudited)

                                                    Preferred           General              Limited               Total
                                                      Units             Partner             Partners              Capital
                                                   -----------        ----------          ------------          ------------
Balance December 31, 1999                  $         283,816,274       1,179,400,122           39,868,593         1,503,084,989

Net income                                            21,232,432          59,361,322            1,848,094            82,441,848
Proceeds from the issuance of
  preferred units, net                                91,621,978                   -                    -            91,621,978
Cash distributions for dividends                                         (83,844,867)          (2,539,871)          (86,384,738)
Preferred unit distribution                          (21,232,432)                  -                    -           (21,232,432)
Purchase of Regency stock and
  corresponding units                                          -         (11,088,419)                   -           (11,088,419)
Other contributions, net                                       -           6,135,479                    -             6,135,479
Units issued for acquisition
  of real estate or investments in
  real estate partnerships                                     -              88,924            1,632,020             1,720,944
Units converted for cash                                                                       (1,396,946)           (1,396,946)
Units issued as a result of common
  stock issued by Regency                                      -           3,520,945                    -             3,520,945
Units exchanged for common
  stock of Regency                                             -           9,274,877           (9,274,877)                    -
Reallocation of limited partners interest                      -            (575,248)             575,248                     -
                                                 ----------------   -----------------   ------------------   -------------------
Balance September 30, 2000                 $         375,438,252       1,162,273,135           30,712,261         1,568,423,648
                                                 ================   =================   ==================   ===================


                                          REGENCY CENTERS, L.P.
                                 Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 2000 and 1999
                                            (unaudited)


                                                                                       2000                     1999
                                                                                       ----                     ----
Cash flows from operating activities:

    Net income                                                                  $      82,441,848               66,964,126
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                40,117,111               32,151,239
          Deferred financing cost and debt premium amortization                           229,756                   31,379
          Services provided by Regency in exchange for units                            3,498,469                2,036,322
          Minority interest of limited partners                                           666,517                  663,331
          Equity in income of investments in real estate partnerships                  (2,865,450)              (3,354,278)
          Gain on sale of operating properties                                            (18,310)                       -
          Provision for loss on operating properties held for sale                      6,909,625                        -
          Changes in assets and liabilities:
              Tenant receivables                                                        4,224,506              (10,546,128)
              Deferred costs                                                           (4,628,009)              (3,059,125)
              Other assets                                                             (1,431,084)                 559,800
              Tenants' security and escrow deposits                                       304,610                  698,441
              Accounts payable and other liabilities                                  (10,271,714)               5,679,389
                                                                                  ----------------         ----------------
                 Net cash provided by operating activities                            119,177,875               91,824,496
                                                                                  ----------------         ----------------
   Cash flows from investing activities:

     Acquisition and development of real estate, net                                 (238,288,025)            (143,384,452)
     Acquisition of Pacific, net of cash acquired                                               -               (9,046,230)
     Acquisition of partners' interest in investments in real estate
        partnerships, net of cash acquired                                             (1,402,371)                       -
     Investment in real estate partnerships                                           (49,515,795)             (23,714,109)
     Capital improvements                                                             (11,098,401)              (9,290,763)
     Proceeds from sale of operating properties                                         7,491,870                        -
     Repayment of notes receivable                                                     15,673,125                        -
     Distributions received from investments in real estate partnership                         -                  704,474
                                                                                  ----------------         ----------------
                 Net cash used in investing activities                               (277,139,597)            (184,731,080)
                                                                                  ----------------         ----------------
    Cash flows from financing activities:

     Cash contributions from the issuance of Regency stock
         and exchangeable partnership units                                                22,476                  105,809
     Repurchase of Regency stock and corresponding units                              (11,088,419)                       -
     Purchase of limited partner's interest  in consolidated partnership               (2,527,264)                       -
     Redemption of partnership units                                                   (1,396,946)              (1,377,523)
     Net distributions to limited partners in consolidated partnerships                (2,861,975)                (940,763)
     Distributions to preferred unit holders                                          (21,232,432)              (5,584,378)
     Cash distributions for dividends                                                 (86,384,738)             (71,906,428)
     Other contributions (distributions), net                                           6,135,479               (2,598,880)
     Net proceeds from from fixed rate unsecured loans                                149,728,500              249,845,300
     Net proceeds from issuance of preferred units                                     91,621,978              205,250,000
     Proceeds (repayment) of unsecured line of credit, net                             57,820,690             (245,051,875)
     Proceeds from mortgage loans                                                       8,118,953                2,555,836
     Repayment of mortgage loans                                                      (40,881,096)             (24,428,472)
     Scheduled principal payments                                                      (4,785,445)              (4,308,910)
     Deferred financing costs                                                          (2,681,766)              (4,346,828)
                                                                                  ----------------         ----------------
                 Net cash provided by financing activities                            139,607,995               97,212,888
                                                                                  ----------------         ----------------

                 Net (decrease) increase in cash and cash equivalents                 (18,353,727)               4,306,304

Cash and cash equivalents at beginning of period                                       50,964,920               15,536,926
                                                                                  ----------------         ----------------
Cash and cash equivalents at end of period                                      $      32,611,193               19,843,230
                                                                                  ================         ================


                                           REGENCY CENTERS, L.P.
                                   Consolidated Statements of Cash Flows
                           For the Nine Months Ended September 30, 2000 and 1999
                                                (unaudited)
                                                -continued-

                                                                                       2000                     1999
                                                                                       ----                     ----
Supplemental  disclosure of cash flow  information - cash paid for interest (net of capitalized interest of approximately
   $8,873,000 and $7,485,000  in 2000 and 1999, respectively)                  $       56,602,340               40,939,225
                                                                                  ================         ================
Supplemental disclosure of non-cash transactions:
   Mortgage loans assumed for the acquisition of Pacific and real estate       $       19,947,565              411,184,783
                                                                                  ================         ================
Exchangeable operating partnership units and common stock
   issued for investments in real estate partnerships                          $          329,948                1,949,020
                                                                                  ================         ================
Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                                 $        1,287,111                        -
                                                                                  ================         ================
Exchangeable operating partnership units, preferred and common
   stock issued for the acquisition of Pacific and real estate                 $          103,885              790,822,490
                                                                                  ================         ================
Other liabilities assumed to acquire Pacific                                   $                -               13,897,643
                                                                                  ================         ================
Notes receivable taken in connection with sales of development
  properties                                                                   $       37,962,720                        -
                                                                                  ================         ================






See accompanying notes to consolidated financial statements.

                        REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                          September 30, 2000

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

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At September 30, 2000, Regency owns approximately 97% of the outstanding common units ("Units") of the Partnership.

              The Partnership's ownership interests are represented by Units, of which there are six series of preferred Units, common Units owned by the limited partners and common Units owned by Regency. Each outstanding common Unit owned by a limited partner is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

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

       (b)    Investments in Real Estate Partnerships

              The Partnership accounts for all investments in which it owns less than 50% and does not have controlling financial interest using the equity method.

       (c)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

                            REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                  (unaudited)

2.     Acquisition and Development of Shopping Centers

       On August 3, 2000, the Partnership acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated by the Partnership. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in the Partnership's financial statements.

       On June 30, 2000 the Partnership acquired the non-owned portion of nine properties in five joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Partnership and are consolidated for financial reporting purposes.

       On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. The operating results of Pacific are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs, 2) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $145.0 million as of September 30, 1999. Pro forma net income for common unitholders would have been $44.4 million as of September 30, 1999. Pro forma basic net income per unit and pro forma diluted net income per unit would have been $.73 and $.73, respectively as of September 30, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

3.     Operating Properties Held for Sale

       Operating properties held for sale include properties held for investment that no longer fit the Company's long-term investment strategies and properties acquired or developed with the intent to sell. These properties are carried at the lower of cost or fair value less the estimated cost to sell. Depreciation and amortization are suspended during the period held for sale. During the second quarter, the Partnership recorded a provision for loss on operating properties held for sale of $6.9 million.

4.     Segments

       The Partnership was formed, and currently operates, for the purpose of 1) operating and developing Partnership owned retail shopping centers (Retail segment), and 2) providing services including property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties (Service operations segment). The Partnership's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

                             REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                 (unaudited)

4.     Segments

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the nine month periods ended September 30, 2000 and 1999. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                                                                                2000               1999
                                                                                ----               ----
       Revenues:
         Retail segment                                                $       231,452,233         187,822,591
         Service operations segment                                             15,387,761           9,755,287
                                                                          -----------------   ----------------
            Total revenues                                             $       246,839,994         197,577,878
                                                                          =================   =================

       Funds from Operations:
         Retail segment net operating income                           $       176,290,860         143,446,678
         Service operations segment income                                      15,387,761           9,755,287
         Adjustments to calculate diluted FFO:
           Interest expense                                                    (49,316,059)        (40,519,525)
           Interest income                                                       2,776,206           1,572,470
           General and administrative and other                                (15,003,666)        (14,476,216)
           Non-real estate depreciation                                           (970,908)           (661,600)
           Minority interests of limited partners                                 (666,517)           (663,331)
           Minority interests in depreciation
            and amortization                                                      (411,774)           (433,578)
           Share of joint venture depreciation
            and amortization                                                     1,102,167             461,768
           Distributions on preferred units                                    (21,232,432)         (5,584,378)
                                                                          -----------------   -----------------
             Funds from Operations - diluted                                   107,955,638          92,897,575
                                                                          -----------------   -----------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation
             and amortization                                                 (39,164,513)        (31,489,637)
           Minority interests in depreciation
            and amortization                                                      411,774             433,578
           Share of joint venture depreciation
            and amortization                                                   (1,102,167)           (461,768)
           Provision for loss on operating properties
             held for sale                                                     (6,909,625)                  -
           Gain on sale of operating properties                                    18,310                   -
                                                                          -----------------   -----------------
             Net income available for common unitholders               $       61,209,417          61,379,748
                                                                          =================   =================


                                                                                Sept. 30,           December 31,
       Assets (in thousands):                                                      2000                1999
       ----------------------                                                      ----                ----
         Retail segment                                                $         2,365,793           2,344,092
         Service operations segment                                                346,792             123,233
         Cash and other assets                                                      57,044              63,384
                                                                          -----------------   -----------------
           Total assets                                                $         2,769,629           2,530,709
                                                                          =================   =================

                                  REGENCY CENTERS, L.P.

                        Notes to Consolidated Financial Statements

                                   September 30, 2000

                                       (unaudited)


5.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at September 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                               2000               1999
                                                                               ----               ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        291,233            331,716
                    Variable rate mortgage loans                                32,438             11,376
                    Fixed rate unsecured loans                                 520,063            370,696
                                                                         --------------     --------------
                          Total notes payable                                  843,734            713,788
                Unsecured line of credit                                       305,000            247,179
                                                                         --------------     --------------
                         Total                                        $      1,148,734            960,967
                                                                         ==============     ==============


       On August 29, 2000 the Partnership completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the unsecured line of credit (the "Line").

       During July, 2000, the Partnership modified the terms of its Line by reducing the commitment to $625 million. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a 1% spread (7.625% at September 30, 2000) compared to LIBOR plus a 1.075% spread (6.5125% at September 30, 1999), and is dependent on the Company maintaining its investment grade rating. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On April 15, 1999, the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%, each guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (unaudited)


5.     Notes Payable and Unsecured Line of Credit (continued)

       As of September 30, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                                   Scheduled
           Scheduled Payments by Year                              Principal      Term Loan         Total
                                                                    Payments      Maturities       Payments
                                                                  ____________   ____________     ____________

              2000                                        $           1,462          5,985            7,447
              2001                                                    5,631         69,445           75,076
              2002 (includes the Line)                                4,955        349,094          354,049
              2003                                                    4,946         13,302           18,248
              2004                                                    5,342        199,890          205,232
              Beyond 5 Years                                         36,604        441,782          478,386
              Net unamortized debt premiums                               -         10,296           10,296
                                                               --------------- -------------- ----------------
                                                          $          58,940      1,089,794        1,148,734
    Total                                                      =============== ============== ================


       Unconsolidated partnerships and joint ventures had mortgage loans payable
       of  $14.9   million  at  September  30,  2000,   and  the   Partnership's
       proportionate share of these loans was $6.2 million.

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

                               REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                   (unaudited)



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

       On September 8, 2000, the Partnership issued $24 million of 8.75% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 240,000 Series F Preferred Units for $100.00 per unit. The Series F Preferred Units, which may be called by the Partnership at par on or after September 8, 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 8, 2010, the Series F Preferred Units may be exchanged for shares of 8.75% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") of the Company at an exchange rate of one share of Series F Preferred Stock for one Series F Preferred Unit. The Series F Preferred Units and Series F Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

       On May 25, 2000, the Partnership issued $70 million of 8.75% Series E Cumulative Redeemable Preferred Units ("Series E Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 700,000 Series E Preferred Units for $100.00 per unit. The Series E Preferred Units, which may be called by the Partnership at par on or after May 25, 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after May 25, 2010, the Series E Preferred Units may be exchanged for shares of 8.75% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") of the Company at an exchange rate of one share of Series E Preferred Stock for one Series E Preferred Unit. The Series E Preferred Units and Series E Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

       During 1999, the Board of Directors authorized the repurchase of approximately $65.0 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. The Company completed the program by purchasing 3.25 million shares in the first quarter of 2000.

                               REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                    (unaudited)


7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three month periods ended September 30, 2000 and 1999, respectively (in thousands except per share data):

                                                                          2000          1999
                                                                          ----          ----
       Basic Earnings Per Unit (EPU) Calculation:
       -----------------------------------------
       Weighted average units outstanding                                   55,490         58,568
                                                                       ============   ============

       Net income for common unitholders                            $       24,360         23,983
       Less:  dividends paid on Series 1 and Series 2
         Preferred stock                                                      (699)          (677)
                                                                       ------------   ------------
       Net income for Basic and Diluted EPU                         $       23,661         23,306
                                                                       ============   ============

       Basic EPU                                                    $          .43            .40
                                                                       ============   ============

       Diluted Earnings Per Unit (EPU) Calculation:
       --------------------------------------------
       Weighted average units outstanding for
          Basic EPU                                                         55,490         58,568
       Incremental units to be issued under common
         stock options using the Treasury method                               103              5
                                                                       ------------   ------------
            Total diluted units                                             55,593         58,573
                                                                       ============   ============

       Diluted EPU                                                  $          .43            .40
                                                                       ============   ============


         The Series 1 and Series 2 Preferred stock dividends of Regency are deducted from net income in computing earnings per unit since the properties acquired with these preferred shares were contributed to the Partnership. Accordingly, the payment of Series 1 and Series 2
         Preferred stock dividends are deemed to be preferential to the distributions made to common unitholders.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                                  (unaudited)



7.     Earnings Per Unit (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the nine month periods ended September 30, 2000 and 1999, respectively (in thousands except per share data):


                                                                          2000          1999
                                                                          ----          ----
       Basic Earnings Per Unit (EPU) Calculation:
       -----------------------------------------
       Weighted average units outstanding                                 55,517         50,686
                                                                     ============   ============

       Net income for common unitholders                         $        61,209         61,380
       Less:  dividends paid on Class B common stock
          Series 1 and Series 2 Preferred stock                           (2,098)        (2,987)
                                                                     ------------   ------------
       Net income for Basic and Diluted EPU                      $        59,111         58,393
                                                                     ============   ============

       Basic EPU                                                 $          1.06           1.15
                                                                     ============   ============
       Diluted Earnings Per Unit (EPU) Calculation:
       -------------------------------------------
       Weighted average units outstanding for
          Basic EPU                                                       55,517         50,686
       Incremental units to be issued under common
         stock options using the Treasury method                              45              4
                                                                     ------------   ------------
            Total diluted units                                           55,562         50,690
                                                                     ============   ============

       Diluted EPU                                                $         1.06           1.15
                                                                     ============   ============



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

Organization

Regency Realty Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. The Company invests in real estate primarily through its general partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership"), an operating partnership in which the Company currently owns approximately 97% of the outstanding common partnership units ("Units"). Of the 235 properties included in the Company's portfolio at September 30, 2000, 217 properties were owned either fee simple or through partnership interests by the Partnership. At September 30, 2000, the Company had an investment in real estate of approximately $2.9 billion of which $2.8 billion was owned by the Partnership.

Shopping Center Business

The Partnership's principal business is owning, operating and developing grocery anchored neighborhood infill retail shopping centers. The Partnership's properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                       September 30, 2000                             December 31, 1999
                                       ------------------                             -----------------

   Location               # Properties       GLA        % Leased *     # Properties        GLA          % Leased *
   --------               ------------    --------      -----------    ------------     ------------   -----------

   Florida                    43         5,148,915           93.1%             39       4,859,031         93.7%
   California                 38         4,661,349           97.9%             36       3,858,628         98.2%
   Texas                      32         4,089,891           94.3%             29       3,849,549         94.2%
   Georgia                    25         2,551,943           94.8%             25       2,539,556         91.8%
   Ohio                       12         1,706,295           97.4%             13       1,822,854         98.1%
   North Carolina             13         1,302,751           98.0%             12       1,241,639         97.9%
   Washington                 10         1,180,009           98.7%              9       1,066,962         98.1%
   Colorado                   10           897,788           98.7%             10         903,502         98.0%
   Oregon                      8           738,460           94.3%              7         616,070         94.2%
   Arizona                     6           454,574           99.6%              2         326,984         99.7%
   Tennessee                   4           423,326           99.6%              3         271,697         98.9%
   Missouri                    2           369,045           95.8%              1          82,498         95.8%
   Kentucky                    2           304,347           90.7%              2         305,307         91.8%
   Virginia                    3           297,965           95.1%              2         197,324         96.1%
   Michigan                    3           251,212           94.7%              3         250,655         98.7%
   Delaware                    1           228,169           98.6%              1         232,754         96.3%
   Illinois                    1           178,601           86.4%              1         178,600         85.9%
   South Carolina              2           162,056           98.2%              2         162,056         98.8%
   New Jersey                  1            88,867              -               -               -            -
   Wyoming                     1            87,771              -               1          75,000            -
                          -----------   -------------   -------------   -----------   -------------  -----------
       Total                 217        25,123,334           95.7%            198      22,840,666         95.5%
                          ===========   =============   =============   ===========   =============  ===========

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

The following table summarizes the four largest grocery tenants (based on annualized base rent) occupying the Partnership's shopping centers at September 30, 2000:

            Grocery Anchor      Number of          % of          % of Annualized     Avg Remaining
                                 Stores *         Total GLA          Base Rent          Lease Term
           ---------------     -----------       -----------     ---------------    ---------------

          Kroger                    57            13.2%              11.8%               16 yrs
          Safeway                   41             5.9%               5.2%               12 yrs
          Publix                    37             6.8%               4.8%               13 yrs
          Albertsons                18             2.8%               2.4%               13 yrs

         *  Includes grocery owned stores

Periodically, the Company identifies operating shopping centers that no longer meet its long-term investment standards. Once identified, these properties are segregated on the balance sheet as operating properties held for sale, and are carried at the lower of cost or fair value less estimated selling costs.

Acquisition and Development of Shopping Centers

The Partnership has implemented a growth strategy dedicated to developing high-quality shopping centers and build to suit properties. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and leaseup and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At September 30, 2000, the Partnership had 57 projects under construction or undergoing major renovations, which when complete will represent an investment of $598.9 million. Total cost necessary to complete these developments is estimated to be $240.0 million and will be expended through 2001. These developments are approximately 63% complete and 70% leased.

On August 3, 2000, the Partnership acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated by the Partnership. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in the Partnership's financial statements.

On June 30, 2000, the Partnership acquired the non-owned portion of nine properties in five joint ventures, previously accounted for using the equity method, for $4.4 million in cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Partnership and are consolidated for financial reporting purposes.

On February 28, 1999, the Company acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. At the date of the acquisition, Pacific was operating or had under development 71 retail shopping centers representing 8.4 million SF of gross leaseable area.

Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $119.2 million and $91.8 million for the nine months ended September 30, 2000 and 1999, respectively. The Partnership incurred recurring and non-recurring capital expenditures (non-recurring expenditures pertain to immediate building improvements on new acquisitions and anchor tenant improvements on new leases) of $11.1 million and $9.3 million, during the nine months ended September 30, 2000 and 1999, respectively. The Partnership paid scheduled principal payments of $4.8 million and $4.3 million during the nine months ended September 30, 2000 and 1999, respectively. The Partnership paid distributions of $23.8 million and $7.9 million, during the nine months ended September 30, 2000 and 1999, respectively, to its common and preferred unitholders.

Management expects to meet long-term liquidity requirements for term debt payoffs at maturity, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the public or private markets. Net cash used in investing activities was $277.0 million and $184.7 million, during 2000 and 1999, respectively, primarily for the acquisition and development of shopping centers, and build to suit projects. Net cash provided by financing activities was $139.6 and $97.2 million for the nine months ended September 30, 2000 and 1999, respectively.

During 1999, the Board of Directors authorized the repurchase of approximately $65.0 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. The Company completed the program by purchasing 3.25 million shares in the first quarter of 2000.

The Partnership's outstanding debt at September 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                                2000               1999
                                                                                ----               ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        291,233            331,716
                    Variable rate mortgage loans                                32,438             11,376
                    Fixed rate unsecured loans                                 520,063            370,696
                                                                         --------------     --------------
                          Total notes payable                                  843,734            713,788
                Unsecured line of credit                                       305,000            247,179
                                                                         --------------    --------------
                         Total                                        $      1,148,734            960,967
                                                                         ==============    ==============

On September 8, 2000, the Partnership issued $24 million of 8.75% Series F Cumulative Redeemable Preferred Units ("Series F Preferred Units") to an institutional investor in a private placement. The issuance involved the sale of 240,000 Series F Preferred Units for $100.00 per unit. The Series F Preferred Units, which may be called by the Partnership at par on or after September 8, 2005 have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after September 8, 2010, the Series F Preferred Units may be exchanged for shares of 8.75% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") of the Company at an exchange rate of one share of Series F Preferred Stock for one Series F Preferred Unit. The Series F Preferred Units and Series F Preferred Stock are not convertible into common stock of the Company. The net proceeds of the offering were used to reduce the Line.

On August 29, 2000 the Partnership completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the unsecured line of credit (the "Line").

During July 2000, the Partnership modified the terms of its Line by reducing the commitment to $625 million and extending the term. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus 1% (7.625% at September 30, 2000) compared to LIBOR plus a 1.075% spread (6.5125% at September 30, 1999), which is dependent on the Company maintaining its investment grade rating. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

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

On April 15, 1999, the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%, each guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

As of September 30, 2000, scheduled principal repayments on notes payable and the Line for the next five years were as follows (in thousands):

                                                                    Scheduled
                                                                    Principal     Term Loan          Total
              Scheduled Payments by Year                            Payments      Maturities       Payments
              --------------------------                           ----------    ------------     -----------
              2000                                        $           1,462          5,985            7,447
              2001                                                    5,631         69,445           75,076
              2002 (includes the Line)                                4,955        349,094          354,049
              2003                                                    4,946         13,302           18,248
              2004                                                    5,342        199,890          205,232
              Beyond 5 Years                                         36,604        441,782          478,386
              Net unamortized debt premiums                               -         10,296           10,296
                                                              --------------- --------------  ---------------
                Total                                     $          58,940      1,089,794        1,148,734
                                                              =============== ==============  ===============

Unconsolidated partnerships and joint ventures had mortgage loans payable of $14.9 million at September 30, 2000, and the Partnership's proportionate share of these loans was $6.2 million.

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

Results from Operations

Comparison of the nine months ended September 30, 2000 to 1999

Revenues increased $49.3 million or 24.9% to $246.8 million in 2000. The increase was due to the Pacific acquisition, revenues from new developments that began operating after September 30, 1999, and from same property growth in rental rates and occupancy increases. Minimum rent increased $31.9 million or 21.8%, and recoveries from tenants increased $11.9 million or 32.5%. At September 30, 2000, the Partnership was operating or developing 217 shopping centers of which 169 centers were considered stabilized and 95.7% leased.

Service operations revenue includes fees earned as part of the Partnership's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Service operations revenue increased by $5.6 million to $15.4 million in 2000, or 57.7%. The increase was primarily due to a $8.1 million increase in development related profits and fees, offset by a $2.5 million reduction in property management fees.

Operating expenses increased $19.3 million or 21.2% to $110.3 million in 2000. Combined operating and maintenance and real estate taxes increased $10.8 million or 24.4% during 2000 to $55.2 million The increase was due to the Pacific acquisition, expenses incurred by new developments that began operating after September 30, 1999, and general increases in costs on the stabilized properties. General and administrative expenses were $13.3 million during 2000 vs. $13.6 million in 1999 or 2.4% lower as a result of increased capitalization of direct costs incurred during 2000 related to development activities. Depreciation and amortization increased $8.0 million during 2000 or 24.8% primarily due to the Pacific acquisition and developments that began operating after September 30, 1999.

     Operating properties held for sale include properties held for investment that no longer fit the Company's long-term investment strategies and properties acquired or developed with the intent to sell. These properties are carried at the lower of cost or fair value less the estimated cost to sell. Depreciation and amortization are suspended during the period held for sale. During the second quarter, the Partnership recorded a provision for loss on operating properties held for sale of $6.9 million.

Interest expense increased to $49.3 million in 2000 from $40.5 million in 1999, or 21.7%. The increase was due to higher LIBOR rates, higher average balances on the Line, the assumption of $402.6 million of debt of Pacific, the financing cost of new developments that began operating after September 30, 1999, and the higher fixed interest rate of the $250 million debt offering completed in April, 1999.

Preferred unit distributions increased $15.6 million to $21.2 million during 2000 as a result of the preferred units issued in 1999 and 2000. Weighted average fixed rates of the preferred units were 8.72% at September 30, 2000 vs. 8.71% at September 30, 1999.

     Net income for common unit holders was $61.2 million in 2000 vs. $61.4 million in 1999, a $170,000 or .3% decrease primarily a result of the provision for loss on operating properties held for sale and the other reasons as described above. Diluted earnings per unit in 2000 was $1.06 vs. $1.15 in 1999 a result of the increased weighted average units in 2000 issued in 1999 in connection with the acquisition of Pacific and the reduction in net income for common unitholders related to the increase in preferred unit distributions.

Comparison of the three months ended September 30, 2000 to 1999

Revenues increased $12.9 million or 17.2% to $88.2 million in 2000. Minimum rent increased $6.0 million or 10.7%, and recoveries from tenants increased $3.3 million or 24%. The increase was due to revenues from new developments that began operating after September 30, 1999, and from same property growth in rental rates and occupancy increases as described in the nine month comparison.

Service operations revenue includes fees earned as part of the Partnership's service operations segment and includes property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties. Service operations revenue increased by $2.0 million to $6.0 million in 2000, or 50%. The increase was primarily due to a $2.6 million increase in development related profits and fees, offset by a $600,000 reduction in property management fees.

Operating expenses increased $4.6 million or 13.3% to $39.4 million in 2000. Combined operating and maintenance and real estate taxes increased $2.4 million or 14% during 2000 to $19.9 million. The increase was due primarily to expenses incurred by new developments that began operating after September 30, 1999 and general increases in operating costs on the stabilized properties. General and administrative expenses were $5.0 million in 2000 vs. $4.8 million or 4.2% increase. Depreciation and amortization increased $1.5 million during 2000 or 12.5% primarily related to developments that began operating after September 30, 1999.

Interest expense increased to $17.4 million in 2000 from $14.7 million in 1999 or 18.3%. The increase was due to higher LIBOR rates, higher average balances on the Line, and the financing cost of new developments that began operating after September 30, 1999.

Preferred unit distributions increased $5.6 million to $8.0 million during 2000 as a result of the preferred units issued in 1999 and 2000. Weighted average fixed rates of the preferred units were 8.72% at September 30, 2000 vs. 8.71% at September 30, 1999.

Net income for common unit holders was $24.4 million in 2000 vs. $24.0 million in 1999, a $400,000 or 1.6% increase primarily a result of the reasons as described above. Diluted earnings per unit in 2000 was $.43 vs. $.40 in 1999, a result of the decrease in the weighted average number of units outstanding in 2000.

New Accounting Standards and Accounting Changes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS 133 will have no impact to the financial statements as the Partnership has no derivative instruments.

Environmental Matters

The Partnership like others in the commercial real estate industry is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at the Partnership's shopping centers is its principal environmental concern. The Partnership believes that the dry cleaners are operating in accordance with current laws and regulations and has established procedures to monitor their operations. The Partnership has approximately 39 properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on the Company or the Partnership due to financial statement reserves and various state-regulated programs that shift the responsibility and cost for remediation to the state. Based on information presently available, no additional environmental accruals were made and management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or operations of the Company or Partnership.

Inflation

Inflation has remained relatively low during 2000 and 1999 and has had a minimal impact on the operating performance of the shopping centers, although, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permit the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Partnership's real estate investment portfolio and operations. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Partnership has not been party to any market risk sensitive instruments during the reporting period ending September 30, 2000 and does not plan to enter into derivative or interest rate transactions for speculative purposes.

The Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                   Fair
                                   2000        2001       2002        2003       2004    Thereafter     Total      Value
                                   ----        ----       ----        ----       ----    ----------     -----      -----
  Fixed rate debt                  7,413     42,671      49,049      18,248    205,232     478,387     801,000    811,296
  Avg. interest rate for all        7.93%      7.92%       7.86%       7.84%      8.02%       8.19%          -          -
  debt

  Variable rate LIBOR debt            33     32,405     305,000           -          -           -     337,438    337,438
  Avg. interest rate for all        7.60%      7.59%          -           -          -           -           -          -
  debt

As the table incorporates only those exposures that exist as of September 30, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnerships's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at that time, and interest rates.

Part II

Item 2.  Changes in Securities and Use of Proceeds

         (c) See the third paragraph of Note 6 to the Consolidated Financial Statements of the Partnership included in Part I, which is incorporated herein by reference.

Item 6 Exhibits and Reports on Form 8-K:

(a)      Exhibits:

3.       Amendments 5 & 6 to Partnership Agreement

10.      Material Contracts

         Wells Fargo Second Amended and Restated Credit Agreement


27.1       Financial Data Schedule

(b)        Reports on Form 8-K.
           None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  November 13, 2000                   REGENCY CENTERS, L..P.



                                     By:       /s/  J. Christian Leavitt
                                                    Senior Vice President
                                                    and Chief Accounting Officer