Form 10-K
period 2000-12-31
REGENCY CENTERS LP
filed 2001-04-02
CIK 1066247

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549
                                FORM 10-K

               (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                 ------------    ------------

                      Commission File Number 0-24763

                            REGENCY CENTERS, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                           59-3429602
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          identification No.)


 121 West Forsyth Street, Suite 200                          (904) 356-7000
  Jacksonville, Florida    32202                    (Registrant's telephone No.)
(Address of principal executive offices)  (zip code)

     Securities  registered  pursuant to Section 12(b)of the Act:

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

Documents Incorporated by Reference

Regency Realty Corporation is the general partner of Regency Centers, L.P. Portions of Regency Realty Corporation's Proxy Statement in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                   Form 10-K
Item
No.
Report Page

                                     PART I

1.    Business................................................................1

2.    Properties..............................................................5

3.    Legal Proceedings......................................................20

4.    Submission of Matters to a Vote of Security Holders....................20

                                  PART II

5.    Market for the Registrant's Common Equity and Related Shareholder
       Matters...............................................................20

6.    Selected Consolidated Financial Data...................................23

7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................24

7a.   Quantitative and Qualitative Disclosures about Market Risk.............30

8.    Consolidated Financial Statements and Supplementary Data...............30

9.    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..................................................30

                                 PART III

10.   Directors and Executive Officers of the Registrant.....................31

11.   Executive Compensation.................................................31

12.   Security Ownership of Certain Beneficial Owners and Management.........31

13.   Certain Relationships and Related Transactions.........................31

                                  PART IV

14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K......31

Forward Looking Statements

         This report on Form 10-K contains certain forward-looking statements under the federal securities law. These statements are based on current expectations, estimates, and projections about the industry and markets in which Regency Centers Corporation operates, management's beliefs, and assumptions. Forward-looking statements are not guarantees of future performance and involve certain credit risks and uncertainties, which are difficult to predict. Actual operating results may be affected by changes in national and local economic conditions, competitive market conditions, weather, obtaining governmental approvals and meeting development schedules, and therefore, may differ materially from what is expressed or forecasted in this report.



                                     PART I

Item 1.  Business

         The real estate business of Regency Centers Corporation ("Regency") was established in 1963 as a Jacksonville, Florida-based operator and developer of shopping centers. By the early 1990s, Regency had developed a successful track record of developing, owning and operating neighborhood and community shopping centers, which offered substantial cycle-resistant opportunities for growth. In 1993, Regency was formed as a Florida corporation, completed its initial public offering (NYSE: REG) and became a qualified self-administered, self-managed real estate investment trust (REIT).

         Through a series of major strategic acquisitions in 1997, 1998 and 1999, Regency expanded its development and operational capabilities to have a nationwide scope. From 1993 to 2000, Regency's assets increased from $154 million to approximately $3 billion with 242 shopping centers in 22 states. The most significant of these transactions was Regency's acquisition of Pacific Retail Trust for approximately $1.157 billion in February 1999. At the date of the acquisition, Pacific Retail Trust was operating or had under development 71 retail shopping centers representing 8.4 million SF of gross leaseable area
(GLA).

         Regency previously operated under the name Regency Realty Corporation, but changed its name to Regency Centers Corporation in February 2001 to more appropriately acknowledge its brand and position in the shopping center industry. Regency invests in retail shopping centers through its partnership interest in Regency Centers, L.P., ("RCLP" or "Partnership") an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Units"). All of the acquisition, development, operations and financing activity of Regency including the issuance of Units or preferred units is executed by RCLP.

         At December 31, 2000, Regency's GLA totals 27.8 million square feet of which 22.8 million is stabilized and 95.3 percent leased. Geographically, 23.5% of Regency's GLA is located in Florida, 17.7% in California, 15% in Texas, 9.2% in Georgia, 6.3% in Ohio, and 28.3% spread throughout 17 other states. Today, Regency is a leading owner, operator and developer of grocer-anchored, neighborhood shopping centers with high-quality specialty retailers located in prosperous trade areas.

         See also footnote 3, Segments, to the consolidated financial statements included herein, for a related discussion of the Company's business.

Operating and Investment Philosophy

         Our key operating and investment objective is to create long-term shareholder value by:

o focusing on high quality grocer-anchored neighborhood shopping centers in attractive markets;

o maximizing the value of the portfolio through our research-based investment strategies, our Preferred Customer Initiative program, and our customer-driven development program; and

o        using  conservative   financial  management  and  our  substantial
          capital base to cost effectively access capital to fund our growth.

Grocer-Anchored Strategy

         We focus our investment strategy on grocer-anchored neighborhood shopping centers that are located in infill locations or high growth corridors and are anchored by a dominant grocer in the local market. Regardless of the economic cycle, grocer sales have outpaced inflation in 10 of the last 15 years. More resistant to down cycles by the nature of their business, market-leading grocers generate continuous consumer traffic to our centers. Such significant traffic driven by necessity and convenience attracts and benefits our centers and side-shop tenants.

         The average remaining lease term for Regency's grocer-anchored tenants is 14.5 years.
Since these grocers can leverage their leadership positions in their respective markets to draw steady traffic, their commitment to signing long-term leases provides Regency with stability and sustainability of cash flow.

         Our grocer-anchored centers are planned to serve neighborhoods and communities, and their carefully selected locations enable local shoppers to visit weekly, or even several times a week. As a result, a neighborhood center is a convenient, cost-effective distribution platform for food retailers. Moreover, a neighborhood center that is anchored by a leading grocer is highly resistant to competition from Internet e-tailers and mass merchandise stores, benefiting all of our tenants.

         Grocer-anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, higher rental rates, and higher rental rate growth for Regency -- meaning that we can sustain our cash flow growth and increase the value of our portfolio over the long term.

         Ninety percent of Regency's grocer-anchored centers are anchored by one of the top three grocers in their local markets. Our anchor tenants include leading supermarket chains like Kroger, Publix, Safeway and Albertson's. With average annual sales for a Regency grocer of $22.4 million, our grocers outpace their respective chain averages by more than 20 percent and generate an average of more than 14,000 shopper visits each week, or more than 725,000 shopper visits annually.

Research Driven Market Selection

         Grocer-anchored centers are best located in neighborhood trade areas with attractive demographics. The typical Regency center 3-mile population is approximately 75,000 strong with an average household income in excess of $71,000 and a projected 5-year population growth of more than 8 percent. The trade areas of Regency's centers are growing nearly twice as fast and household incomes are more than 30 percent greater than the national averages, translating into more retail buying power. Once specific markets are selected, Regency seeks the best location within the best neighborhoods, preferably occupying the dominant corner, close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers.

Premier Customer Initiative

         For the same reason we choose to anchor our centers with leading grocers, we also seek a range of strong national, regional and local specialty tenants. We have created a formal partnering process -- the Premier Customer Initiative (PCI) -- to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of PCI is for Regency to build a base of specialty tenants who represent the "best-in-class" operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center's grocer-anchor, help to stabilize a center's occupancy, reduce releasing downtime, lower tenant turnover and yield higher sustainable rents. For these reasons, Regency is committed to giving these premier tenants all the support they require to realize their expansion and profit objectives. The PCI program does this by partnering with top neighborhood operators while they are in the strategic stage of store-location planning.
Regency's industry expertise enables us to offer our prospective tenants current, in-depth data on key markets nationwide, as well as access to multiple prime locations in the best shopping centers, and in the top markets, with the leading grocer-anchors. Moreover, our PCI tenants benefit from employing standardized leases as they contract for space in multiple Regency locations.

Customer-driven Development

         Development is customer-driven, meaning we have an executed lease from the anchor in hand before we purchase the land. As a result of commitments from our anchor tenants, and our well-established relationships with key specialty retailers, a significant percentage of the retail space is dedicated before construction begins. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with 20-year leases from the grocer-anchors and produce either attractive returns on invested capital or profits from sale.

         Our development program significantly contributed to our overall growth during the year. In 2000 we completed 34 shopping center and build-to-suit developments that represented an investment of $236 million. On average, these newly completed developments are 96 percent leased. At December 31, 2000 we had 56 shopping center developments, re-developments, renovations and single-tenant projects still in progress. When complete, these projects will represent a total investment of $730 million, $418 million of which has already been funded.

Capital Strategy

         We intend to maintain a conservative capital structure designed to fund our growth programs without returning to the equity markets or compromising our investment-grade ratings. This approach is founded on our self-funding business model, which relies on capital sourced from free-and-clear cash flow; developments for sale; dispositions of limited-growth, non-strategic assets; and joint ventures. We have the financial flexibility to follow this approach, with a debt-to-total asset ratio of approximately 41 percent, an interest coverage ratio of 3.0 times, a fixed charge coverage ratio of 2.1 times, and nearly 80 percent of our real estate assets and net operating income being unencumbered by mortgages.

         During 2000, we sold 22 development properties that generated total proceeds in excess of $140 million. In addition, in December 2000, we sold two Regency core development properties to a joint venture between Regency and the highly respected Oregon Public Employees Retirement Fund (OPERF). These transactions collectively yielded more than $180 million in total proceeds, which generated $20 million in profits.

         The OPERF joint venture represents a major co-investment partnership that is expected to produce substantial benefits for our Company. During the third quarter of 2000, we executed a letter of intent with the Oregon State Treasury, acting on behalf of OPERF, to form a co-investment partnership to invest in a $300 million portfolio of neighborhood and community shopping centers. The first phase of the joint venture was consummated with the formation of Columbia Regency Retail Partners, which purchased the two properties mentioned above. The next phase of the partnership is expected to close during the 1st quarter of 2001, when it will purchase three additional stabilized
Regency developments, and OPERF will contribute three centers located in attractive infill markets. The partnership also plans to acquire $150 million of grocer-anchored shopping centers throughout the United States over the next 12 to 18 months. Regency will own 20 percent of the partnership and will be paid asset management fees, property management fees and incentive fees.

Risk Factors Relating to Ownership of Regency Common Stock

         We are subject to certain business risks arising in connection with owning real estate which include, among others:

o the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants could reduce cash flow,

o the possibility that such tenants will not renew their leases as they expire or renew at lower rental rates could reduce cash flow,

o risks related to the internet and e-commerce reducing the demand for shopping centers,


o vacated anchor space will affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power,

o poor market conditions could create an over supply of space or a reduction in demand for real estate in markets where Regency owns shopping centers,


Risk Factors Relating to Ownership of Regency Common Stock (continued)

o    Regency's rapid growth could place strains on its resources,

o risks relating to leverage, including uncertainty that Regency will be able to refinance its indebtedness, and the risk of higher interest rates,

o    unsuccessful development activities could reduce cash flow,

o Regency's inability to satisfy its cash requirements for operations and the possibility that Regency may be required to borrow funds to meet distribution requirements in order to maintain its qualification as a REIT,

o potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

o    the risk of uninsured losses, and

o unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect Regency's ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

         Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property or borrow using the property as collateral. We have a number of properties that will require or are currently undergoing varying levels of environmental remediation. These remediations are not expected to have a material financial effect on Regency due to financial statement reserves, insurance programs designed to mitigate the cost of remediation and various state-regulated programs that shift the responsibility and cost to the state.

Competition

         We believe the ownership of shopping centers is highly fragmented. Regency faces competition from other REITs in the development, acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners.

Changes in Policies

         Our Board of Directors establishes the policies that govern our investment and operating strategies including, among others, debt and equity financing policies, quarterly distributions to shareholders, and REIT tax status. The Board of Directors may amend these policies at any time without a vote of Regency's shareholders.

Employees

         Our headquarters are located at 121 West Forsyth St., Suite 200, Jacksonville, Florida. Regency presently maintains 18 offices in 11 states where it conducts management, leasing and development activities. At December 31, 2000, Regency had approximately 377 employees and believes that relations with its employees are good.

Item 2. Properties

         The Company's properties summarized by state including their gross leasable areas (GLA) follows:

                               December 31, 2000                      December 31, 1999
                               -----------------                      -----------------
  Location           # Properties    GLA     % Leased (*)  # Properties      GLA      % Leased (*)
                     ------------   -----    --------     ------------    --------  -----------

  Florida                53         6,535,088     92.8%          48        5,909,534    91.7%
  California             39         4,922,329     98.3%          36        3,858,628    98.2%
  Texas                  34         4,165,857     94.2%          29        3,849,549    94.2%
  Georgia                26         2,553,041     95.4%          27        2,716,763    92.3%
  Ohio                   13         1,760,955     97.0%          14        1,923,100    98.1%
  North Carolina         13         1,302,751     97.4%          12        1,241,639    97.9%
  Washington             10         1,180,020     95.5%           9        1,066,962    98.1%
  Colorado               10           897,788     97.9%          10          903,502    98.0%
  Oregon                  9           776,853     91.7%           7          616,070    94.2%
  Alabama                 5           516,062     97.9%           5          516,061    99.5%
  Arizona                 7           481,215     97.9%           2          326,984    99.7%
  Tennessee               4           423,326     99.6%           3          271,697    98.9%
  Virginia                4           397,624     95.1%           2          197,324    96.1%
  Missouri                2           369,045     95.8%           1           82,498    95.8%
  Kentucky                2           304,347     91.1%           1          205,061    91.8%
  Michigan                3           274,987     94.1%           3          250,655    98.7%
  Delaware                1           228,169     98.6%           1          232,754    96.3%
  Mississippi             2           185,061     97.7%           2          185,061    96.6%
  Illinois                1           178,601     86.4%           1          178,600    85.9%
  South Carolina          2           162,056     97.0%           2          162,056    98.8%
  New Jersey              1            88,867        -            -                -       -
  Wyoming                 1            87,777        -            1           75,000       -
                     ------------ ------------ ------------- ------------ ----------- -----------
      Total             242        27,791,819     95.3%         216       24,769,498    95.0%
                     ============ ============ ============= ============ =========== ===========


             * Excludes properties under construction
                                         5

        The following table summarizes the largest tenants occupying the Company's shopping centers based upon a percentage of total annualized base rent exceeding .5% at December 31, 2000. The table includes 100% of the base rent from leases of properties owned by joint ventures.


                   Summary of Principal Tenants > .5% of Annualized Base Rent
                    (including Properties Under Development)

                                      % to Company                 of Annualized    # of
         Tenant               SF       Owned GLA       Rent          Base Rent     Stores
        --------           ---------  ------------    ----------   -------------   -------

        Kroger             3,271,507       11.8%      29,603,109       10.39%          56
        Publix             1,956,594        7.0%      14,455,804        5.07%          43
        Safeway            1,481,454        5.3%      13,357,008        4.69%          30
        Blockbuster          374,421        1.3%       6,638,982        2.33%          66
        Albertsons           702,097        2.5%       6,301,880        2.21%          14
        Winn Dixie           760,329        2.7%       5,286,371        1.86%          16
        Hallmark             244,621        0.9%       3,571,965        1.25%          58
        Harris Teeter        276,475        1.0%       2,984,436        1.05%           6
        Walgreens            223,431        0.8%       2,271,092        0.80%          16
        Long's Drugs         230,792        0.8%       2,016,514        0.71%          10
        Wal-Mart             486,168        1.7%       1,993,727        0.70%           6
        Bed, Bath & Beyond   106,006        0.4%       1,862,578        0.65%           3
        Stein Mart           281,445        1.0%       1,793,375        0.63%           8
        Hollywood Video       96,436        0.3%       1,784,792        0.63%          15
        K-Mart               334,687        1.2%       1,772,575        0.62%           4
        Eckerd               194,070        0.7%       1,692,366        0.59%          20
        H.E.B. Grocery       150,682        0.5%       1,674,162        0.59%           2
        T.J. Maxx /
          Marshalls          216,759        0.8%       1,591,032        0.56%           8
        Target               240,086        0.9%       1,589,996        0.56%           2
        Mail Boxes, Etc.      88,966        0.3%       1,545,017        0.54%          67
        Rite Aid             156,700        0.6%       1,413,979        0.50%          10
        A & P                108,399        0.4%       1,405,425        0.49%           2

      The Company's leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The Company's leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered.

      The following table sets forth a schedule of lease expirations for the next ten years, assuming that no tenants exercise renewal options:

                                                     Future
                                       Percent of    Minimum    Percent of
                Lease                    Total        Rent        Total
              Expiration    Expiring    Company     Expiring     Minimum
                 Year          GLA        GLA        Leases      Rent (2)
                 ----          ---        ---        ------      --------

                 (1)           537,561       2.3%     7,054,826       2.7%
                 2001        1,617,159       7.0%    22,958,674       8.7%
                 2002        1,909,683       8.3%    25,755,163       9.8%
                 2003        2,055,595       8.9%    27,885,305      10.6%
                 2004        2,052,999       8.9%    29,313,096      11.1%
                 2005        2,300,866      10.0%    30,355,277      11.5%
                 2006        1,242,394       5.4%    13,142,805       5.0%
                 2007        1,027,047       4.5%    10,658,339       4.0%
                 2008        1,076,523       4.7%     9,299,925       3.5%
                 2009          740,800       3.2%     7,522,151       2.9%
                 2010        1,108,370       4.8%    12,240,647       4.6%
                           ------------------------------------------------
             10 Yr. Total   15,668,997      67.9%  $196,186,208      74.4%
                           ------------------------------------------------

(1) leased currently under month to month rent or in process of renewal
(2) total minimum rent includes current minimum rent and future contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements

        See the property table below and also see Item 7, Management's Discussion and Analysis for further information about the Company's properties.

                                                          Year              Gross
                                           Year           Con-             Leasable             Percent             Grocery
Property Name                            Acquired      structed (1)        Area (GLA)          Leased (2)            Anchor
------------------------------------------------------------------------------------------------------------------------------------

FLORIDA

Jacksonville / North Florida
Anastasia                                  1993           1988               102,342              88.6%                Publix
Bolton Plaza                               1994           1988               172,938             100.0%                  --
Carriage Gate                              1994           1978                76,833              69.5%                  --
Courtyard                                  1993           1987               137,256             100.0%            Albertson's (4)
Ensley Square                              1997           1977                62,363              30.8%                  --
Fleming Island                             1998           2000               125,779              95.7%                Publix
Highlands Square (3)                       1998           1999               262,499              80.3%           Publix/Winn-Dixie
Julington Village (3)                      1999           1999                81,820              87.5%                Publix
Millhopper                                 1993           1974                84,065             100.0%                Publix
Newberry Square                            1994           1986               180,524              97.0%                Publix
Ocala Corners (3)                          2000           2000                86,766              70.5%                Publix
Old St. Augustine Plaza                    1996           1990               175,459             100.0%                Publix
Palm Harbour                               1996           1991               172,758              92.7%                Publix
Pine Tree Plaza                            1997           1999                60,787              97.4%                Publix
Regency Court                              1997           1992               218,665              94.6%                  --

South Monroe                               1996           1998                68,840             100.0%              Winn-Dixie

Tampa / Orlando
Beneva Village Shops                       1998           1987               141,532              94.3%                Publix
Bloomingdale Square                        1998           1987               267,935              99.0%                Publix
Kings Crossing Sun City                    1999                               75,020              92.0%                Publix
Mainstreet Square                          1997           1988               107,159              94.7%              Winn-Dixie
Mariner's Village                          1997           1986               117,665              90.3%              Winn-Dixie
Market Place - St. Petersburg              1995           1983                90,296              83.7%                Publix
Peachland Promenade                        1995           1991                82,082              92.5%                Publix
Regency Square                             1993           1986               341,448              92.9%                  --
   at Brandon
Seven Springs                              1994           1986               162,580              86.0%              Winn-Dixie
Regency Village (3)                        2000           2000               184,824              24.0%                Publix
Terrace Walk                               1993           1990                50,926              80.5%                  --
Town Square (3)                            1997           1999                44,679              16.8%                  --
University Collections                     1996           1984               106,627              87.2%            Kash N Karry (4)
Village Center-Tampa                       1995           1993               174,781              91.1%                Publix
Willa Springs (3)                          2000           2000                93,810             100.0%                Publix

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza                        1997           1993               130,925              97.8%              Winn-Dixie
Chasewood Plaza                            1993           1986               141,178              89.8%                Publix
Chasewood Storage                          1993           1986                42,810             100.0%                  --
East Port Plaza                            1997           1991               235,842              95.2%                Publix
Martin Downs Village Center                1993           1985               121,946              95.2%                  --
Martin Downs Village Shoppes (3)           1993           1998                49,773              98.6%                  --
Ocean Breeze                               1993           1985               108,209              83.0%                Publix
Ocean East (5)                             1996           1997               113,328              94.0%             Stuart Foods
Tequesta Shoppes                           1996           1986               109,937              85.5%                Publix
Town Center at Martin Downs                1996           1996                64,546             100.0%                Publix
Wellington Market Place                    1995           1990               171,558              99.3%              Winn-Dixie
Wellington Town Square                     1996           1982               105,150              98.3%                Publix

Miami / Ft. Lauderdale
Aventura                                   1994           1974               102,876              93.9%                Publix
Berkshire Commons                          1994           1992               106,354              97.7%                Publix
Garden Square                              1997           1991                90,258              98.6%                Publix
North Miami                                1993           1988                42,500              75.3%                Publix
Palm Trails Plaza                          1997           1998                76,067              96.6%              Winn-Dixie
Shoppes @ 104                              1998           1990               108,190              98.0%              Winn Dixie
Shoppes of Pebblebrooke                    2000                               76,766              79.7%                Publix
Tamiami Trail                              1997           1987               110,867              97.3%                Publix
University Market Place                    1993           1990               129,121              76.2%            Albertson's (4)
Welleby                                    1996           1982               109,949              87.5%                Publix

Ft. Myers / Cape Coral
Grande Oaks (3)                            2000           2000                75,880              67.6%                Publix
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Florida)                                                           6,535,088              89.1%
                                                                      ------------------    --------------



CALIFORNIA

Los Angeles / SCA
Amerige Heights (3)                        2000           2000               272,377               0.5%                   --
Bristol and Warner                         1999           1998               121,679              97.4%             Food 4 Less
Campus Marketplace (3)                     2000                              145,580              39.5%               Ralph's
Costa Verde                                1999           1988               179,319              98.9%             Albertson's
Crossroads Plaza                           1999           1988                60,638             100.0%               Gigante
El Camino                                  1999           1995               135,883             100.0%           Von's Food & Drug
El Norte Parkway Plaza                     1984                               87,990             100.0%           Von's Food & Drug
Friars Mission                             1999           1989               145,608             100.0%               Ralph's
Garden Village (3)                         2000           2000               114,983              34.4%                  --
Heritage Plaza                             1999           1981               231,883              99.1%               Ralph's
Morningside Plaza                          1999           1996                91,600              98.6%             Albertson's
Newland Center                             1999           1985               166,492              96.1%               Lucky's
Oakbrook Plaza                             1999           1982                83,278             100.0%             Albertson's
Plaza de Hacienda                          1999           1991               127,132              96.9%             Food 4 Less
Plaza El Paseo (3),(5)                     2000           2000               100,350               7.0%               Kohls (4)
Plaza Hermosa                              1999           1984                94,939             100.0%           Von's Food & Drug
Rona Plaza                                 1999           1989                51,779             100.0%             Food 4 Less
San Fernando Value Square                  2000                              122,442             100.0%                  --
Santa Ana Downtown Plaza                   1987                              100,305              81.7%             Food 4 Less
Twin Peaks                                 1999           1988               198,139              99.0%             Albertson's
Ventura Village                            1999           1984                76,070              97.8%           Von's Food & Drug
Westlake Village Plaza                     1999           1975               190,656             100.0%           Von's Food & Drug
Woodman - Van Nuys                         1999           1992               107,570              97.7%               Gigante

San Francisco / NCA
Blossom Valley                             1999           1990                93,314             100.0%               Safeway
Corral Hollow (3),(5)                      2000           2000               168,048              41.2%               Safeway
Country Club                               1999           1994               111,251             100.0%               Ralph's
Diablo Plaza                               1999           1982                63,265             100.0%             Safeway (4)
El Cerrito Plaza (3)                       2000           2000               365,733              42.3%               Lucky's
El Dorado Hills (3)                        2000           2000               113,521              20.3%               Ralph's
Encina Grande                              1999           1965               102,499             100.0%               Safeway
Loehmann's Plaza                           1999           1983               113,309              93.7%             Safeway (4)
Prairie City Crossing (3)                  1999                              100,725              65.9%               Safeway
San Leandro                                1999           1982                50,853              99.2%             Safeway (4)
Sequoia Station                            1999           1996               103,388              99.8%             Safeway (4)

Strawflower Village                        1999           1985                78,827             100.0%               Safeway
Tassajara Crossing                         1999           1990               146,188             100.0%               Safeway
The Promenade                              1999           1989               136,022              96.2%             Bel Air Market
West Park Plaza                            1999           1996                88,103             100.0%               Safeway
Woodside Central                           1999           1993                80,591             100.0%                  --
                                                                      ------------------    --------------

Subtotal/Weighted
Average(California)                                                        4,922,329              79.3%
                                                                      ------------------    --------------

TEXAS

Austin
Hancock Center                             1999           1998               410,438              99.2%                H.E.B.
Market @ Round Rock                        1987                              123,345              97.9%             Albertson's
North Hills                                1999           1995               144,019              97.8%                H.E.B.

Dallas / Ft. Worth
Arapaho Village                            1999           1997               107,737              95.6%              Tom Thumb
Bethany Lake                               1998           1998                74,066             100.0%                Kroger
Casa Linda Plaza                           1999           1997               324,639              86.9%             Albertson's
Cooper Street                              1999           1992               133,215             100.0%                  --

Creekside (5)                              1998           1998                96,816             100.0%                Kroger
Harwood Hills PH I & II                    1999           1996               122,540              90.6%              Tom Thumb
Hebron Park                                1999           1999                46,800              97.0%            Albertson's (4)
Hillcrest Village                          1999           1991                14,530             100.0%                  --
Keller Town Center (3)                     1999           1999               115,776              85.5%              Tom Thumb
Lebanon/Legacy Center (3)                  2000                               57,422              11.7%            Albertson's (4)
MacArthur Park Phase I                     2000                               33,987             100.0%                  --
MacArthur Park Phase II (5)                1999                              198,586              93.5%                Kroger
Market @ Preston Forest                    1990                               90,171             100.0%              Tom Thumb
Matlock (3)                                2000           2000                40,125              10.0%                  --
Mills Pointe                               1999           1986               126,238              99.0%              Tom Thumb
Mockingbird Commons                        1987                              121,531              93.7%              Tom Thumb

TEXAS
Dallas / Ft. Worth (Continued)
Northview Plaza                            1999           1991               116,554              89.8%                Kroger
Ocotillo Center (3)                        2000           2000                40,799              49.6%             Safeway (4)
Preston Brook - Frisco                     1998           1998                91,274              98.1%                Kroger
Preston Park                               1999           1985               268,869              85.6%              Tom Thumb


Prestonwood (3)                            1999           1999               100,972              67.6%            Albertson's (4)
Ridglea Plaza                              1999           1986               197,961              86.8%              Tom Thumb
Shiloh Springs (5)                         1998           1998               110,425              96.3%                Kroger
Southpark                                  1999           1997               145,888              90.8%             Albertson's
Tarrant Pkwy Plaza (3)                     1999           1999                33,079              91.8%            Albertson's (4)
The Village                                1999           1982                95,148              93.4%              Tom Thumb
Trophy Club (3)                            1999           1999               125,063              73.4%              Tom Thumb
Valley Ranch PH I, II & III                1997                              117,187              99.0%              Tom Thumb
Village Center - Southlake (5)             1998           1998               118,172              92.2%                Kroger

Houston
Champions Forest                           1999           1983               115,379              99.2%             Randall's Food
Fort Bend Market (3)                       2000           2000               107,106              66.5%                Kroger
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Texas)                                                             4,165,857              89.6%
                                                                      ------------------    --------------

GEORGIA

Atlanta
Ashford Place                              1997           1993                53,346             100.0%                  --
Briarcliff LaVista                         1997           1962                39,203              87.7%                  --
Briarcliff Village                         1997           1990               183,755             100.0%                Publix
Buckhead Court                             1997           1984                55,229              97.4%                  --
Cambridge Square                           1996           1979                69,649              85.2%            Harris Teeter
Cromwell Square                            1997           1990                70,282              95.1%                  --
Cumming 400                                1997           1994               126,900              98.8%                Publix
Delk Spectrum                              1998           1991               100,880             100.0%                Publix
Dunwoody Hall (3)                          1997           1986                89,511              82.4%                Publix
Dunwoody Village                           1997           1975               114,658              65.7%                  --
Killian Hill Market (3)                    2000           2000               112,972              97.2%                Publix
Loehmann's Plaza                           1997           1986               137,635             100.0%                  --
Lovejoy Station                            1997           1995                77,336             100.0%                Publix
Memorial Bend                              1997           1995               182,782              95.2%                Publix
Orchard Square (3)                         1995           1987                93,222              81.0%                Publix
Paces Ferry Plaza                          1997           1987                61,696              95.9%                  --
Powers Ferry Square                        1997           1987                97,812              98.6%               Harry's
Powers Ferry Village                       1997           1994                78,995              99.9%                Publix
Rivermont Station                          1997           1996                90,267             100.0%            Harris Teeter
Roswell Village                            1997           1997               143,980              95.9%                Publix
Russell Ridge                              1994           1995                98,558              97.6%                Kroger
Sandy Plains Village                       1996           1992               175,035              95.5%                Kroger
Sandy Springs  Village                     1997           1997                45,040             100.0%                  --

Other Markets
Evans Crossing                             1998           1993                83,681             100.0%                Kroger
LaGrangeMarketplace                        1993           1989                76,327              91.9%              Winn-Dixie
Parkway Station                            1996           1983                94,290              90.7%                Kroger
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Georgia)                                                           2,553,041              94.5%
                                                                      ------------------    --------------

OHIO

Cincinnati
Beckett Commons                            1998           1995               112,936             100.0%                Kroger
Cherry Grove                               1998           1997               195,497              98.4%                Kroger
Hyde Park Plaza                            1997           1995               374,544              93.6%            Kroger/Thriftway

Shoppes at Mason                           1998           1997                80,800             100.0%                Kroger
Westchester Plaza                          1998           1988                88,181              96.8%                Kroger

Columbus
East Pointe                                1998           1993                86,525              98.4%                Kroger
Hampstead Village (3)                      1999           1999                91,805              92.4%                Kroger
Kingsdale (3)                              1997           1999               270,470              68.8%               Big Bear
North Gate/(Maxtown)                       1998           1996                85,100             100.0%                Kroger


OHIO
Columbus (continued)
Park Place                                 1998           1988               106,833              98.6%               Big Bear
Windmiller Plaza                           1998           1997               120,509              95.4%                Kroger
Worthington                                1998           1991                93,095              98.5%                Kroger

Toledo
Cherry Street Center (3)                   2000                               54,660             100.0%             Farmer Jack
----------------------------------------------------------------------------------------    --------------

Subtotal/Weighted
Average(Ohio)                                                              1,760,955              92.6%
                                                                      ------------------    --------------
                                            10


NORTH CAROLINA

Asheville
Oakley Plaza                               1997           1988               118,728              97.7%                Bi-Lo

Charlotte
Carmel Commons                             1997           1979               132,651              97.9%              Fresh Market
City View                                  1996           1993                77,552              98.5%              Winn-Dixie
Union Square                               1996           1989                97,191              98.8%            Harris Teeter

Greensboro
Sedgefield Village (3)                     2000           2000                56,630              67.0%              Food Lion

Raleigh / Durham
Bent Tree Plaza                            1998           1994                79,503             100.0%                Kroger
Garner Town Square                         1998           1998               221,576             100.0%                Kroger

Glenwood Village                           1997           1983                42,864             100.0%            Harris Teeter
Lake Pine Plaza                            1998           1997                87,691              94.4%                Kroger
Maynard Crossing                           1998           1997               122,814              87.9%                Kroger
Southpoint Crossing                        1998           1998               103,128              98.6%                Kroger
Woodcroft                                  1996           1984                89,833             100.0%              Food Lion

Winston-Salem
Kernersville Marketplace                   1998           1997                72,590              95.9%            Harris Teeter
                                                                      ------------------    --------------

Subtotal/Weighted
Average(North Carolina)                                                    1,302,751              96.1%
----------------------------------------------------------------------------------------------------------

WASHINGTON

Seattle
Cascade Plaza                              1999           1999               217,817              91.1%               Safeway
Inglewood Plaza                            1999           1985                17,253              94.4%                  --
James Center                               1999           1999               140,510              91.3%              Fred Myer
Lake Meridian                              1999           1989               165,210              89.5%              Fred Myer
Pine Lake Village                          1999           1989               100,953             100.0%            Quality Foods
Sammamish Highlands                        1999           1992               101,289             100.0%             Safeway (4)
Seattle Fur Exchange (3)                   2000                               84,380             100.0%                  --
South Point Plaza                          1999           1997               190,454             100.0%             Cost Cutters

Southcenter                                1999           1990                58,282             100.0%                  --
Thomas Lake                                1999           1998               103,872             100.0%             Albertson's
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Washington)                                                        1,180,020              95.8%
----------------------------------------------------------------------------------------------------------

COLORADO

Colorado Springs
Cheyenne Meadows                           1998           1998                89,893              97.7%             King Soopers
Jackson Creek                              1998           1999                85,263             100.0%             King Soopers
Woodmen Plaza (3),(5)                      1998           1998               104,755              92.0%             King Soopers


COLORADO
Denver
Boulevard Center                           1999           1986                92,483              95.7%             Safeway (4)
Buckley Square                             1999           1978               111,146             100.0%             King Soopers
Leetsdale Marketplace                      1999           1993               119,916              98.7%               Safeway
Littleton Square                           1999           1997                94,257              97.7%             King Soopers
Lloyd King Center                          1998           1998                83,326             100.0%             King Soopers
Redlands Marketplace (3)                   1999                               30,317              18.4%            Albertson's (4)
Stroh Ranch                                1998           1998                86,432             100.0%             King Soopers
                                                                      ------------------    --------------
Subtotal/Weighted
Average(Colorado)                                                            897,788              95.2%
                                                                      ------------------    --------------
OREGON

Portland
Cherry Park Market (Grmr)                  1997                              113,518              84.6%               Safeway
Murrayhill Marketplace                     1999           1988               149,214              88.4%              Thriftway
Port of Portland (3)                       2000           2000                67,240              85.3%             Albertson's
Sherwood Crossroads (3)                    1999                               79,267              73.1%             Safeway (4)
Sherwood Market Center                     1995                              124,256              98.1%             Albertson's
Sunnside 205                               1999           1988                53,279              83.7%                  --
Tannesbourne (3)                           2000           2000                46,876              64.8%                  --
Walker Center                              1999           1987                89,624              97.4%                  --
West Hills                                 1999           1998                53,579             100.0%                 QFC
                                                                      ------------------    --------------
Subtotal/Weighted
Average(Oregon)                                                              776,853              87.7%

                                                                      ------------------    --------------

ALABAMA

Birmingham
Villages of Trussville                     1993           1987                69,280              92.6%               Bruno's
West County Marketplace                    1993           1987               129,155              98.5%             Food World (4)

Montgomery
Country Club                               1993           1991                67,622              99.0%              Winn-Dixie

Other Markets
Bonner's Point                             1993           1985                87,282             100.0%              Winn-Dixie
Marketplace -                              1993           1987               162,723              98.3%              Winn-Dixie
   Alexander City
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Alabama)                                                             516,062              97.9%
                                                                      ------------------    --------------

ARIZONA

Phoenix
Carefree Marketplace (3)                   2000                               24,657               0.0%               Fry's (4)
South Mountain (3)                         2000           2000                26,341              42.0%             Safeway (4)
Stonebridge Center (3)                     2000           2000                30,387              19.1%             Safeway (4)
The Provinces (3)                          2000           2000                34,330              27.2%             Safeway (4)

Scottsdale
Paseo Village                              1999           1998                92,399              92.4%                 ABCO
Pima Crossing                              1999           1996               238,330             100.0%               Basha's

Tuscon
Vistoso Center (3)                         2000           2000                34,771              32.4%             Safeway (4)
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Arizona)                                                             481,215              75.1%
                                                                      ------------------    --------------

TENNESSEE

Nashville
Harpeth Village                            1997           1998                 70,091            100.0%             Albertson's
Nashboro Village                           1998           1998                 86,811            100.0%                Kroger
Northlake Village                          2000           1988                151,629             99.0%                Kroger
Peartree Village                           1997           1997                114,795            100.0%            Harris Teeter
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Tennessee)                                                           423,326              99.6%
                                                                      ------------------    --------------


VIRGINIA

Other Virgina
Brookville Plaza                           1998           1991                63,664              92.5%                Kroger
Statler Square                             1998           1996               133,660              96.3%                Kroger

Washington D.C.
Ashburn Farm Market  (3)                   2000                               92,000              56.7%                Giant
Chesire Station (3)                        2000           2000               108,300              54.1%               Safeway
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Virginia)                                                            397,624              75.0%
                                                                      ------------------    --------------

MISSOURI
Olde Towne Plaza (3),(5)                   2000                              286,547              77.0%                  --

St. Ann  Square                            1998           1986                82,498              95.8%               National
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Missouri)                                                            369,045              81.2%
                                                                      ------------------    --------------

KENTUCKY
Franklin Square                            1998           1988               205,061              86.8%                Kroger

Silverlake                                 1998           1988                99,286             100.0%                Kroger
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Kentucky)                                                            304,347              91.1%
                                                                      ------------------    --------------
                                                12


MICHIGAN
Fenton Marketplace (3)                     1999                               97,126              87.1%             Farmer Jack
Lakeshore                                  1998           1996                85,940              94.1%                Kroger
Waterford                                  1998           1998                91,921              94.1%                Kroger
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Michigan)                                                            274,987              91.6%
                                                                      ------------------    --------------

MISSISSIPPI
Columbia Marketplace                       1993           1988               136,002              98.2%              Winn-Dixie
Lucedale Marketplace                       1993           1989                49,059              96.3%              Delchamps
                                                                      ------------------    --------------

Subtotal/Weighted
Average(Mississippi)                                                         185,061              97.7%
                                                                      ------------------    --------------

SOUTH CAROLINA
Merchants Village                          1997           1997                79,723              94.0%                Publix
Queensborough (5)                          1998           1993                82,333             100.0%                Publix
                                                                      ------------------    --------------

Subtotal/Weighted
Average(South Carolina)                                                      162,056              97.0%
----------------------------------------------------------------------------------------------------------

DELEWARE
Pike Creek                                 1998           1981               228,169              98.6%                 Acme

ILLINOIS
Hinsdale Lake Commons                      1998           1986               178,601              86.4%              Dominick's

New Jersey
Echelon Village Plaza (3)                  2000           2000                88,867              85.1%              Genuardi's

WYOMING
Dell Range Road (3)(5)                     1999           1999                87,777              71.2%             King Soopers
                                                                      ------------------    --------------

Total Weighted Average                                                    27,791,819              88.8%
==========================================================================================================



                                                     Drug Store &                                             Other
Property Name                                       Other Anchors                                            Tenants
------------------------------------  -------------------------------------------  ----------------------------------------------

FLORIDA

Jacksonville / North Florida
Anastasia                                                   --                           Hallmark, Schmagel's Bagels, Mailboxes
Bolton Plaza                                      Wal-Mart, Blockbuster                  Radio Shack, Payless Shoes, Mailboxes
Carriage Gate                                            TJ Maxx                         Brueggers Bagels, Bedfellows, Kinko's
Courtyard                                                 Target                                           --
Ensley Square                                               --                         Radio Shack, Firehouse Subs, Amsouth Bank
Fleming Island                                          Stein Mart                      Mail Boxes, Etc. ,Radio Shack, Hallmark
Highlands Square (3)                                 Eckerd, Big Lots                  Hair Cuttery, Rent Way, Precision Printing
Julington Village (3)                                       --                            Mailboxes, Etc., H&R Block, Hallmark
Millhopper                                        Eckerd, Jo-Ann Fabrics              Book Gallery, Postal Svc., Chesapeake Bagel
Newberry Square                                   Kmart, Jo-Ann Fabrics                  H & R Block, Cato Fashions, Olan Mills
Ocala Corners (3)                                           --                                             --
Old St. Augustine Plaza                              Eckerd, Waccamaw                   Mail Boxes, Etc., Hallmark, Hair Cuttery
Palm Harbour                                    Eckerd, Bealls, Blockbuster             Mail Boxes, Etc., Hallmark, Merle Norman
Pine Tree Plaza                                             --                           Great Clips, CiCi's Pizza, Soupersalad
Regency Court                                     CompUSA, Office Depot                H&R Block, Mail Boxes Etc., Payless Shoes
                                               Sports Authority                      Loop Restaurant, Ashley Furniture Homestore
South Monroe                                           Blockbuster                           Rent-A-Center, H&R Block, GNC

Tampa / Orlando
Beneva Village Shops                          Walgreen's, Ross Dress for Less           Movie Gallery, GNC, Hallmark, H&R Block
Bloomingdale Square                         Wal-Mart, Beall's, Blockbuster Video     Radio Shack, H&R Block, Hallmark, Ace Hardware
Kings Crossing Sun City                                     --                       Hallmark, Mail Boxes Etc., Sally Beauty Supply
Mainstreet Square                                       Walgreen's                    Rent-A-Center, Discount Auto Parts, Norwest
Mariner's Village                                Walgreen's, Blockbuster                Supercuts. World Gym, Allstate Insurance
Market Place - St. Petersburg                               --                       Mail Boxes, Etc., Republic Bank, Merle Norman
Peachland Promenade                                         --                               Southern Video, Hallmark, GNC
Regency Square                                         TJ Maxx, AMC                      Pak Mail, Lens Crafter, Jo-Ann Fabrics
   at Brandon                                 Staples, Michaels, Marshalls            S&K Famous Brands, Shoe Carnival



Seven Springs                                             Kmart                           State Farm, Vanity Hair, H & R Block
Regency Village (3)                                         --
Terrace Walk                                    CitiFinancial Mortage Co.                   Cici's Pizza, Norwest Financial
Town Square (3)                                             --                                    Panera Bread, Alltel
University Collections                           Eckerd, Jo-Anns Fabrics                   Hallmark, Dockside Imports, Kinkos
Village Center-Tampa                        Walgreen's, Stein Mart, Blockbuster                 Hallmark, Mens Warehouse
Willa Springs (3)                                           --                             Party Land, Hallmark, Radio Shack

West Palm Beach /
Treasure Coast
Boynton Lakes Plaza                          Walgreen's, World Gym, Blockbuster       Hair Cuttery, Baskin Robbins, Dunkin Donuts
Chasewood Plaza                                  Beall's, Books-A-Million                       Hallmark, GNC, Supercuts
Chasewood Storage                                           --                                             --
East Port Plaza                              Walgreen's, Kmart, Sears Homelife               H & R Block, GNC, Subway, Cato
Martin Downs Village Center                       Beall's, Coastal Care                 Payless Theater, Hallmark, Nations Bank
Martin Downs Village Shoppes (3)                        Walgreen's                       Mailbox Plus, Allstate, Optical Outlet
Ocean Breeze                                     Walgreen's, Coastal Care              Mail Box Plus, National Bank, World Travel
Ocean East (5)                                 Medicine Shoppes,Coastal Care          Mail Boxes, Nations Bank, Royal Dry Cleaners
Tequesta Shoppes                                            --                          Mail Boxes, Etc., Hallmark, Radio Shack
Town Center at Martin Downs                                 --                          Mail Boxes, Health Exchange, Champs Hair
Wellington Market Place                       Walgreen's, Wellington 8 Theater               Pak Mail, Subway, Papa John's
Wellington Town Square                                    Eckerd                        Mail Boxes, State Farm, Coldwell Banker

Miami / Ft. Lauderdale
Aventura                                              Eckerd, Humana                    Footlabs, Bank United, City of Aventura
Berkshire Commons                                       Walgreen's                         H & R Block, Century 21, Allstate
Garden Square                                             Eckerd                                Subway, GNC, Hair Cuttery
North Miami                                                 --                                             --
Palm Trails Plaza                                           --                           Mail Boxes, Sal's Pizza, Personnel One
Shoppes @ 104                                   Navarro Discount Pharmacies                   Mail Boxes Etc., GNC, Subway
Shoppes of Pebblebrooke                                     --                                             --
Tamiami Trail                                      Eckerd, Blockbuster                  Mail Boxes, Etc., Radio Shack, Pizza Hut
University Market Place                                     --                          H & R Block, Mail Boxes Etc., Olan Mills
Welleby                                                 Walgreen's                      H & R Block, Mail Boxes Plus, Pizza Hut

Ft. Myers / Cape Coral
Grande Oaks (3)                                             --                                             --


Subtotal/Weighted
Average(Florida)



CALIFORNIA

Los Angeles / SCA
Amerige Heights (3)                                      Target(4)                                          --
Bristol and Warner                                          --                         Banner Central, Hollywood Video, Domino's
Campus Marketplace (3)                                 Sav-On Drugs
Costa Verde                                     Petco, Bookstar, Blockbuster                US Post Office, Subway, Starbucks
Crossroads Plaza                                            --                                             --
El Camino                                              Sav-On Drugs                   Kinkos, Bank of America, Subway, Radio Shack
El Norte Parkway Plaza                                      --                       Our Fitness, Great Clips, Lens-4-Less Optical
Friars Mission                                   Long's Drugs, Blockbuster           H&R Block, Mail Boxes Etc., Subway, Starbucks
Garden Village (3)                                       Rite Aid                              Starbucks, Coldwell Banker
Heritage Plaza                                   Sav-On Drugs, Ace Hardware            Bank of America, Hollywood Video, Hallmark
Morningside Plaza                                           --                             Hallmark, Subway, Mail Boxes Etc.
Newland Center                                              --                            Wells Fargo Bank, Kinko's, Starbucks
Oakbrook Plaza                                         Long's Drugs                         Century 21, TCBY Yogurt, Subway
Plaza de Hacienda                                           --                          Kragen Auto Parts, Taco Bell, Colortyme
Plaza El Paseo (3),(5)                                       --                                             --
Plaza Hermosa                                    Sav-On Drugs, Blockbuster                 Hallmark, Mail Boxes Etc., R.S.V.P.
Rona Plaza                                                  --                                Home Video, Acapulco Travel
San Fernando Value Square                               Home Depot                                         --
Santa Ana Downtown Plaza                               Blockbuster                   Little Caesars Pizza, Payless Shoes, Taco Bell
Twin Peaks                                                Target                          Starbucks, Subway, GNC, Clothestime
Ventura Village                                        Blockbuster                          Papa Johns Pizza, Fantastic Sams
Westlake Village Plaza                           Long's Drugs, Sav-On Drugs           Bank of America, Citibank, Blockbuster Video
Woodman - Van Nuys                                          --                           Supercuts, H&R Block, Chief Auto Parts

San Francisco / NCA
Blossom Valley                                         Long's Drugs                 US Post Office, Hallmark, Great Clips, Starbucks
Corral Hollow (3),(5)                                       --                                       Precision Cuts
Country Club                                     Long's Drugs, Blockbuster                       Subway, GNC, Starbucks
Diablo Plaza                                    Long's Drugs, Jo-Ann Fabrics             Hallmark, Mail Boxes Etc., Clothestime
El Cerrito Plaza (3)                             Long's Drugs, Woolworth               Bed, Bath & Beyond, Hallmark, Walden Books
El Dorado Hills (3)                                    Long' Drugs                                         --
Encina Grande                                     Walgreens, Blockbuster                   Radio Shack, Mail Boxes, Applebees
Loehmann's Plaza                                  Long's Drugs, Loehmann's               Starbucks, Hallmark, Blockbuster Video
Prairie City Crossing (3)                                   --                                        Great Clips
San Leandro                                            Blockbuster                       Radio Shack, Hallmark, Mail Boxes Etc.
Sequoia Station                                   Long's Drugs, Old Navy                  Starbucks, Dress Barn, Sees Candies
                                              Barnes and Noble, The Wherehouse



Strawflower Village                                    Long's Drugs                        Hallmark, Mail Boxes Etc., Subway
Tassajara Crossing                               Long's Drugs, Ace Hardware                  Citibank, Hallmark, Petco, GNC
The Promenade                                    Long's Drugs, Blockbuster            Bank of America, Mail Boxes Etc., True Value
West Park Plaza                                   Rite Aid, Blockbuster                 Starbucks, Supercuts, Kragen Auto Parks
Woodside Central                                 Marshalls, Discovery Zone                Hollywood Video, Pier 1 Imports, GNC


Subtotal/Weighted
Average(California)


TEXAS

Austin
Hancock Center                               Sears, Old Navy, Petco, Mars Music            Hollywood Video, Radio Shack, GNC
Market @ Round Rock                               Color Tile and Carpet                   Radio Shack, H&R Block, Merle Norman
North Hills                                              Goodyear                         Hollywood Video, Clothestime, Subway

Dallas / Ft. Worth
Arapaho Village                                             --                         H&R Block, Hallmark, GNC, Mail Boxes Etc.
Bethany Lake                                           Blockbuster                    Lady of America, Mr. Parcel, Fantastic Sams
Casa Linda Plaza                                 Eckerd, Petco, Blockbuster            Mail Boxes Etc, Hallmark, 24 Hour Fitness
Cooper Street                                   Circuit City, Office Max,             Jo-Ann Fabrics, Mail Boxes Etc., State Farm
                                                 Sears Homelife
Creekside (5)                                               --                       Hollywood Video, CICI's Pizza, Lady of America
Harwood Hills PH I & II                                     --                             Good Year, Sport Clips, Pac N Mail
Hebron Park                                            Blockbuster                            Lady America, Hallmark, GNC
Hillcrest Village                                      Blockbuster                                  American Airlines
Keller Town Center (3)                                      --                            Sports Clips, Radio Shack, Starbucks
Lebanon/Legacy Center (3)                                   --                                             --
MacArthur Park Phase I                                Pier I Imports                          Men's Warehouse, Sport Clips
MacArthur Park Phase II (5)                   Linens 'N Things, Barnes & Noble          Gap, Hallmark, Great Clips, Marble Slab
Market @ Preston Forest                                   Petco                               Nations Bank, Fantastic Sams
Matlock (3)                                            Wal-Mart (4)                                        --
Mills Pointe                                           Blockbuster                      Hallmark, H&R Block, Subway, State Farm
Mockingbird Commons                                         --                            State Farm, GNC, Starbucks, Hallmark

TEXAS
Dallas / Ft. Worth (Continued)
Northview Plaza                                        Blockbuster                             Merle Norman, Glamour Nails
Ocotillo Center (3)                                         --                           State Farm, Mail Boxes Etc., Supercuts
Preston Brook - Frisco                                      --                              Coldwell Banker, GNC, Supercuts
Preston Park                                         Gap, Blockbuster                Bath & Body Works, Mail Boxes Etc., Starbucks
                                             Culwell & Son, Williams Sonoma            Hallmark, Baby Gap, Wolf Camera
Prestonwood (3)                                        Blockbuster                   Hallmark, Great Clips, Mail Boxes Etc., Subway
Ridglea Plaza                                       Eckerd, Stein Mart                   Radio Shack, Mail Boxes Etc., Pro-Cuts
Shiloh Springs (5)                                     Blockbuster                         GNC, Great Clips, Lady of America
Southpark                                                 Bealls                            H&R Block, GNC, Mail Boxes Etc.
Tarrant Pkwy Plaza (3)                                 Blockbuster                           Hallmark, Subway, Great Clips
The Village                                                 --                          Famous Footwear, Hallmark, Boston Market
Trophy Club (3)                                        Blockbuster                        Bank of America, Subway, Radio Shack
Valley Ranch PH I, II & III                                 --                              Mail Boxes Etc., GNC, H&R Block
Village Center - Southlake (5)                         Blockbuster                       Radio Shack, Papa Johns, Smoothie King

Houston
Champions Forest                                          Eckerd                           Mail Boxes Etc., GNC, Sport Clips
Fort Bend Market (3)                                        --                                       Mailbox Depot


Subtotal/Weighted
Average(Texas)

GEORGIA

Atlanta
Ashford Place                                         Pier 1 Imports                    Baskin Robbin, Mail Boxes, Merle Norman
Briarcliff LaVista                                    Drug Emporium                                    Supercuts
Briarcliff Village                                TJ Maxx, Office Depot                  Subway, Hair Cuttery, Famous Footwear
Buckhead Court                                          Pavillion                        Bellsouth Mobility, Outback Steakhouse
Cambridge Square                                            --                            Allstate, AAA Mail & Pkg., Wachovia
Cromwell Square                             CVS Drug, Haverty's, Hancock Fabrics            First Union, Bellsouth Mobility
Cumming 400                                              Big Lots                          Pizza Hut, Hair Cuttery, Autozone
Delk Spectrum                                      Eckerd, Blockbuster                      Mail Boxes, Etc., GNC, Hallmark
Dunwoody Hall (3)                                         Eckerd                             Texaco, Blimpie, Nations Bank
Dunwoody Village                                            --                           Federal Express, Jiffy Lube, Hallmark
Killian Hill Market (3)                                                             Papa Johns Pizza, Citifinancial, Tuesday Morning
Loehmann's Plaza                                    Eckerd, Loehmann's                     Mail Boxes, Etc., GNC, H & R Block
Lovejoy Station                                        Blockbuster                            Subway, H&R Block, Supercuts
Memorial Bend                                            TJ Maxx                      Hollywood Video, Pizza Hut, GNC, H & R Block
Orchard Square (3)                                          --                          Mail Boxes Unlimited, State Farm, Remax
Paces Ferry Plaza                                      Blockbuster                           Sherwin Williams, Nations Bank
Powers Ferry Square                            CVS Drug, Pearl Arts & Crafts            Domino's Pizza, Dunkin Donuts, Supercuts
Powers Ferry Village                                     CVS Drug                              Mail Boxes, Etc., Blimpies
Rivermont Station                                 CVS Drug, Blockbuster                        Pak Mail, GNC, Wolf Camera
Roswell Village                                    Eckerd, Blockbuster              Hallmark, Pizza Hut, Scholtzyky's, Act Hardware
Russell Ridge                                          Blockbuster                         Pizza Hut, Pak Mail, Hallmark, GNC
Sandy Plains Village                             Stein Mart, Blockbuster                   Hallmark, Mail Boxes Etc., Subway
Sandy Springs Village                              Staples, Blockbuster                        Air Touch, Steinway Piano


Other Markets
Evans Crossing                                   Olsen Tire, Blockbuster                   Subway, Hair Cuttery, Dollar Tree
LaGrangeMarketplace                                       Eckerd                     Lee's Nails, It's Fashions, One Price Clothing
Parkway Station                                             --                             H & R Block, Pizza Hut, Olan Mills


Subtotal/Weighted
Average(Georgia)


OHIO

Cincinnati
Beckett Commons                                         Stein Mart                           Mail Boxes, Etc., Subway, GNC
Cherry Grove                                 CVS Drug, TJ Maxx, Hancock Fabric             GNC, Hallmark, Sally Beauty Supply
Hyde Park Plaza                              Walgreen's, Michaels, Blockbuster             Radio Shack, H&R Block, Hallmark,
                                            Barnes & Noble, Old Navy                     Jo-Ann Fabric, US Post Office, Kinkos
Shoppes at Mason                                       Blockbuster                         Mail Boxes Etc., GNC, Great Clips
Westchester Plaza                                           --                                   Pizza Hut, Subway, GNC

Columbus
East Pointe                                       Goodyear, Blockbuster                    Mail Boxes, Etc., Hallmark, Subway
Hampstead Village (3)                                  Blockbuster                       Great Clips, Mail Boxes Etc., Blimpies
Kingsdale (3)                                      Stein Mart, Goodyear                  Hallmark, Jenny Craig, Famous Footware
North Gate/(Maxtown)                                        --                                 Hallmark, GNC, Great Clips


OHIO
Columbus (continued)
Park Place                                             Blockbuster                         Mail Boxes Etc., Domino's, Subway
Windmiller Plaza                                      Sears Hardware                    Radio Shack, Sears Optical, Great Clips
Worthington                                       CVS Drug, Blockbuster                  Little Caesar's, Hallmark, Radio Shack

Toledo
Cherry Street Center (3)                                    --                                             --
------------------------------------

Subtotal/Weighted
Average(Ohio)


NORTH CAROLINA

Asheville
Oakley Plaza                                       CVS Drug, Western Auto                       Little Caesar's, Subway
                                                Baby Superstore                                  Life Uniform
Charlotte
Carmel Commons                                Eckerd, Blockbuster, Piece Goods         Party City, Radio Shack, Chuck E Cheese's
City View                                        CVS Drug, Public Library                      Bellsouth, Willie's Music
Union Square                                      CVS Drug, Blockbuster                Mail Boxes, Etc., Subway, TCBY, Rack Room
                                                  Consolidated Theatres
Greensboro
Sedgefield Village (3)                                      --                                             --

Raleigh / Durham
Bent Tree Plaza                                             --                          Pizza Hut, Manhattan Bagel, Parcel Plus
Garner Town Square                          Target (4), Office Max, Blockbuster            Sears Optical, Friedman's Jewelers
                                            Petsmart, United Artists                     H & R Block, Shoe Carnival, Dress Barn
Glenwood Village                                    Glenwood Pharmacy                       Domino's Pizza, Simple Pleasures
Lake Pine Plaza                                        Blockbuster                           H & R Block, GNC, Great Clips
Maynard Crossing                                       Blockbuster                          Mail Boxes, Etc., GNC, Hallmark
Southpoint Crossing                                    Blockbuster                       Wolf Camera, GNC, H&R Block, Hallmark
Woodcroft                                               True Value                          Domino's Pizza, Subway, Allstate

Winston-Salem
Kernersville Marketplace                                    --                          Mail Boxes, Little Caesar's, Great Clips


Subtotal/Weighted
Average(North Carolina)
------------------------------------

WASHINGTON

Seattle
Cascade Plaza                                Long's Drugs, Ross Dress for Less      Bally Total Fitness, JoAnn Fabrics, Fashion Bug
Inglewood Plaza                                        Radio Shack                                Subway, Great Clips
James Center                                             Rite Aid                         Kinko's, Hollywood Video, U.S. Bank
Lake Meridian                                  Bartell Drugs, 24 Hour Fitness                  Mail Boxes Etc., Starbucks
Pine Lake Village                                 Rite Aid, Blockbuster                   Starbucks, Mail Post, Baskin Robbins
Sammamish Highlands                             Bartell Drugs, Ace Hardware            Hollywood Video, Starbucks, GNC, H&R Block
Seattle Fur Exchange (3)                            Bed, Bath & Beyond                        The Oak Mill, Guitar Center
South Point Plaza                                Rite Aid, Office Depot,                  Outback Steakhouse, Mail Boxes Etc.
                                                    Pep Boys

Southcenter                                             Target (4)                         GTE Wireless, Supercuts, Starbucks
Thomas Lake                                       Rite Aid, Blockbuster                           Great Clips, Subway


Subtotal/Weighted
Average(Washington)
------------------------------------

COLORADO

Colorado Springs
Cheyenne Meadows                                            --                            Hallmark, Nail Center, Cost Cutters
Jackson Creek                                               --                                   Cost Cutters, Pak Mail
Woodmen Plaza (3),(5)                                       --                         Hallmark, GNC, Mail Boxes Etc., H&R Block


COLORADO
Denver
Boulevard Center                                     One Hour Optical                   Bennigans, Great Clips, Mail Boxes Etc.
Buckley Square                                     True Value Hardware                    Hollywood Video, Radio Shack, Subway
Leetsdale Marketplace                                  Blockbuster                       Radio Shack, GNC, Checkers Auto Parts
Littleton Square                                  Walgreens, Blockbuster             Hallmark, H&R Block, Radio Shack, Great Clips
Lloyd King Center                                           --                             GNC, Cost Cutters, Hollywood Video
Redlands Marketplace (3)                                    --                                        Great Clips
Stroh Ranch                                                 --                         Cost Cutters, Post Net, Dry Clean Station


Subtotal/Weighted
Average(Colorado)


OREGON

Portland
Cherry Park Market (Grmr)                                   --                          Hollywood Video, Subway, Baskin Robbins
Murrayhill Marketplace                                      --                             True Value, Great Clips, Allstate
Port of Portland (3)                                        --                                             --
Sherwood Crossroads (3)                                     --                                   Great Clips, Starbucks
Sherwood Market Center                                      --                             Hallmark, Blimpies, GNC, Supercuts
Sunnside 205                                                --                             Kinko's, State Farm, Coffee Bistro
Tannesbourne (3)                                    Bed, Bath & Beyond                                 Party City
Walker Center                                     Sportmart, Blockbuster                              Postal Annex
West Hills                                             Blockbuster                       GNC, Starbucks, Great Clips, State Farm


Subtotal/Weighted
Average(Oregon)


ALABAMA

Birmingham
Villages of Trussville                                   CVS Drug                      Movie Gallery, Cellular One, Mattress Max
West County Marketplace                             Rite Aid, Wal-Mart                  Domino's Pizza, GNC, Cato, Payless Shoes

Montgomery
Country Club                                             Rite Aid                       Radio Shack, Subway, Premiere Video, GNC

Other Markets
Bonner's Point                                           Wal-Mart                     Subway, Domino's Pizza, Cato, Movie Gallery
Marketplace -                                Wal-Mart, Goody's Family Clothing              Domino's Pizza, Subway, Hallmark
   Alexander City


Subtotal/Weighted
Average(Alabama)


ARIZONA

Phoenix
Carefree Marketplace (3)                                     --                                             --
South Mountain (3)                                          --                                       Fashion Avenue
Stonebridge Center (3)                                      --                                   Cost Cutters, Post Net
The Provinces (3)                                           --                           Supercuts, L.A. Nails, New York Bagels

Scottsdale
Paseo Village                                     Walgreens, Blockbuster                       Domino's Pizza, McDonalds
Pima Crossing                                    Stein Mart, Blockbuster                Pier 1 Imports, Bally Total Fitness, GNC

Tuscon
Vistoso Center (3)                                          --                          Lady of America, L.A. Nails, State Farm


Subtotal/Weighted
Average(Arizona)


TENNESSEE

Nashville
Harpeth Village                                        Blockbuster                  Mail Boxes, Etc., Heritage Cleaners, Great Clips
Nashboro Village                                            --                          Hallmark, Fantastic Sams, Cellular Sales
Northlake Village                                        CVS Drug                              Petco, Franks Nursery, GNC
Peartree Village                                    Eckerd, Office Max                   Hollywood Video, AAA Auto, Royal Thai


Subtotal/Weighted
Average(Tennessee)



VIRGINIA

Other Virgina
Brookville Plaza                                            --                          H&R Block, Cost Cutters, Liberty Mutual
Statler Square                                      CVS Drug, Staples                     Hallmark, H & R Block, Hair Cuttery

Washington D.C.
Ashburn Farm Market  (3)                                    --                                             --
Chesire Station (3)                                         --                            Hair Cuttery, Petco Animal Supplies


Subtotal/Weighted
Average(Virginia)


MISSOURI
Olde Towne Plaza (3),(5)                            Stein Mart, Lowes,                                     --
                                                   Marshalls, Homegoods
St. Ann  Square                                    Bally Total Fitness                 Great Clips, US Navy, US Marines, US Army


Subtotal/Weighted
Average(Missouri)


KENTUCKY
Franklin Square                              Rite Aid, JC Penney, Office Depot          Mail Boxes, Baskin Robbins, Kay Jewelers
                                                                                            Hallmark, Radio Shack
Silverlake                                             Blockbuster                        Radio Shack, H&R Block, Great Clips


Subtotal/Weighted
Average(Kentucky)


MICHIGAN
Fenton Marketplace (3)                            Blockbuster, Micheals                                Supercuts
Lakeshore                                                Rite Aid                           Hallmark, Subway, Baskin Robbins
Waterford                                                   --                           Supercuts, Hollywood Video, Starbucks


Subtotal/Weighted
Average(Michigan)


MISSISSIPPI
Columbia Marketplace                                   Wal-Mart (4)                      GNC, Radio Shack, Cato, Movie Gallery
Lucedale Marketplace                          Edwards Discount Drugs, Wal-Mart               Subway, Cato, Byrd's Cleaners


Subtotal/Weighted
Average(Mississippi)


SOUTH CAROLINA
Merchants Village                                     Firestone Tire                    Mail Boxes Etc., Hair Cuttery, Hallmark
Queensborough (5)                                      Pet Emporium                      Mail Boxes, Etc., Supercuts, Pizza Hut


Subtotal/Weighted
Average(South Carolina)
------------------------------------

DELAWARE
Pike Creek                                            Eckerd, K-mart                          Radio Shack, H&R Block, TCBY

ILLINOIS
Hinsdale Lake Commons                            Ace Hardware, Blockbuster               Hallmark, Mail Boxes Etc., Fannie Mae

New Jersey
Echelon Village Plaza (3)                                   --                                Dunkin Donuts, Hair Cuttery

WYOMING
Dell Range Road (3)(5)                                      --                                   Great Clips, Hallmark


Total Weighted Average

--------------------------------------------------------------------

(1)     Or latest renovation
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 95.3% for Company shopping centers.
(3)     Property under development or redevelopment.
(4)     Tenant owns its own building.
(5) Owned by a partnership with outside investors in which the Partnership or an affiliate is the general partner.

Item 3. Legal Proceedings

         The Company is, from time to time, a party to legal proceedings, which arise, in the ordinary course of its business. The Company is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted for stockholder vote during the fourth quarter of 2000.


PART Il


Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

         There is no established public trading market for the units of partnership interest in the Partnership ("Units"), and Units may be transferred only with the consent of the general partner as provided in the Third Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of December 31, 2000, Regency was the only holder of Class B Units, and there were approximately 50 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series A, B, C, D, E and F Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership's knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Each outstanding Unit other than Class B Units and Series A, B, C, D, E and F Preferred Units may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency's election.

         The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series A, C, D, E and F Preferred Units on each March 31, June 30, September 30 and December 31 in a distribution amount equal to 8.125%, 9.0%, 9.125%, 8.75% and 8.75% of the original capital contribution per Series A, C, D, E and F Preferred Units, respectively. The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series B Preferred Units on each March 1, June 1, September 1 and December 1 in a distribution amount equal to 8.75% of the original capital contribution per Series B Preferred Units. Subject to the prior right of the holders of Series A, B, C, D, E and F Preferred Units to receive all distributions accumulated on such Units in full, at the time of each distribution to holders of common stock of Regency, distributions of Available Cash will then be made to the holders of Original Units and Additional Units, first in an amount per Unit identical to the amount that is distributed with respect to each share of common stock. The Partnership Agreement provides that all remaining Available Cash will be distributed to the General Partner.

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 2000 and 1999.



                                     2000                                    1999
                      -----------------------------------    -------------------------------------
                                                 Cash                                     Cash
    Quarter              High        Low      Dividends         High          Low      Dividends
     Ended              Price       Price      Declared         Price        Price      Declared
 ------------        ----------   ---------  ------------    ----------    --------   -----------


March 31           $   20.9375     18.3125       .48           23.1250      18.7500       .46
June 30                23.7500     19.2500       .48           22.5000      19.0000       .46
September 30           24.0000     21.2500       .48           22.1250      19.8750       .46
December 31            24.0625     20.7500       .48           20.8125      18.7500       .46


         The Partnership intends to pay regular quarterly distributions to its Unit holders in an amount per Unit identical to the per share amount distributed to holders of Regency common stock. Regency intends to pay regular quarterly distributions to its common stockholders. Future distributions will be declared and paid at the discretion of the Board of Directors, and will depend upon cash generated by operating activities, Regency's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. Regency anticipates that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by Regency. Distributions by Regency to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder's common stock. In order to maintain its qualification as a REIT, Regency must make annual distributions to stockholders of at least 95% of its taxable income. Under certain circumstances, which management does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintains the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables its stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

         Under the loan agreement with the lenders of Regency's line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition as described in Regency's consolidated financial statements. Also, in the event of any monetary default, Regency will not make distributions to stockholders.

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters (continued)

         The  following   describes  the  registrant's   sales  of  unregistered
securities during the periods covered by this report, each sold in reliance on Rule 506 of the Securities Act.

         In May and September 2000, RCLP issued $70 million and $24 million of 8.75% Series E and Series F Cumulative Redeemable Preferred Units (the "Preferred Units"), respectively. The issues were sold to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par on or after May and September, 2005 respectively, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for 8.75% Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of Regency. The net proceeds of these offerings were used to reduce the Line. In 1999, RCLP issued similar preferred units in several series in the amount of $210 million with an average fixed distribution rate of 8.93%. At December 31, 2000, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $290 million with an average fixed distribution rate of 8.71% at December 31, 1999.

         During 1998, Regency acquired 43 shopping centers and joint ventures for a total investment of $384.3 million. On June 30, 2000, Regency acquired the non-owned portion of five of the joint ventures for $4.4 million consisting of cash, common stock and Units.

Item 6.  Selected Consolidated Financial Data
(in thousands, except per share data and number of properties)

         The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 2000, for the Partnership. This information should be read in conjunction with the financial statements of the Company (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.

                                                           2000           1999          1998           1997         1996
                                                           ----           ----          ----           ----         ----

Operating Data:
Revenues:
  Rental revenues                                     $     331,218       278,960       130,487         88,855         43,433
  Service operations revenue                                 27,226        18,239        11,863          8,448          3,444
  Equity in income of investments
     in real estate partnerships                              3,139         4,688           946             33             70
                                                        ------------   -----------   -----------    -----------  -------------
      Total revenues                                        361,583       301,887       143,296         97,336         46,947
                                                        ------------   -----------   -----------    -----------  -------------

Operating expenses:
  Operating, maintenance and real
     estate taxes                                            82,296        67,457        30,844         22,904         12,065
  General and administrative and other expenses              21,870        19,747        15,064          9,964          6,048
  Depreciation and amortization                              59,430        48,612        25,046         16,303          8,059
                                                         -----------  -----------   -----------    -----------  -------------

     Total operating expenses                               163,596       135,816        70,954         49,171         26,172
                                                        ------------   -----------   -----------    -----------  -------------

Interest expense, net of interest income                     67,163        57,870        26,829         18,667         10,811
                                                        ------------   -----------   -----------    -----------  -------------
  Income before minority interests, gain and
       provision on real estate investments                 130,824       108,201        45,513         29,498          9,964

Gain (loss) on sale of operating properties                   4,507         (233)        10,726            451              -
Provision for loss on operating properties held for
  sale                                                      (12,995)           -              -              -              -
                                                        ------------   -----------   -----------    -----------  -------------

     Income before minority interests                       122,336       107,968        56,239         29,948          9,964

Minority interest preferred unit distribution               (29,601)      (12,368)       (3,359)             -              -
Minority interest of limited partners                        (2,632)       (2,856)         (464)          (505)             -
                                                        ------------   -----------   -----------    -----------  -------------
     Net income for common unitholders                $      90,103        92,744        52,416         29,443          9,964
                                                        ============   ===========   ===========    ===========  =============
Earnings per unit
     Basic                                            $        1.49          1.61          1.78           1.28           0.82
                                                        ============   ===========   ===========    ===========  =============

     Diluted                                          $        1.49          1.61          1.75           1.23           0.82
                                                        ============   ===========   ===========    ===========  =============

Other Data:
  Common units outstanding                                   59,863        60,304        25,589         26,239         13,187
  Preferred Units outstanding,                                4,640         3,700         1,600              -              -
  Partnership owned gross leasable area                      27,792        24,769        14,652          9,981          5,512
  Number of properties (at end of period)                       242           216           129             89             50
  Ratio of earnings to fixed charges                            1.7           1.9           2.1            2.3            1.8
  Distributions per unit                              $        0.48          0.46          0.44           0.42          0.405
Balance Sheet Data:
  Real estate investments at cost                     $   2,943,627     2,636,193     1,250,332        833,402        393,403
  Total assets                                            3,035,144     2,654,936     1,240,107        826,849        386,524
  Total debt                                              1,307,072     1,011,967       548,126        278,050        171,607
  General Partner's' Capital                              1,225,415     1,247,449       550,741        513,627        206,726

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation ("Regency" or "Company") appearing elsewhere within.

Organization

         Regency is a qualified real estate investment trust ("REIT") which began operations in 1993. Regency had previously operated under the name Regency Realty Corporation, but changed its name to Regency Centers Corporation in February 2001 to more appropriately acknowledge its brand and position in the shopping center industry. Regency invests in retail shopping centers through its partnership interest in Regency Centers, L.P., ("RCLP") an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Units"). All of the acquisition, development, operations and financing activity of Regency including the issuance of Units or preferred units is executed by RCLP.

             During 2000, Regency transferred all of the assets and liabilities of eighteen shopping centers to the Partnership in exchange for common units. Seventeen of the properties were acquired in 1993, and one was acquired in 1998. Since the Partnership and the eighteen properties are under the common control of Regency, the transfer of the properties has been accounted for at historical cost in a manner similar to a pooling of interests, as if the Partnership had directly acquired the properties at their original acquisition dates. Accordingly, the Partnership's financial statements have been restated to include the assets, liabilities, units issued, and results of operations of the eighteen properties from the date they were acquired.

Shopping Center Business

          Regency is a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. Regency's shopping centers summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:


                               December 31, 2000                      December 31, 1999
                               -----------------                      -----------------
  Location           # Properties    GLA     % Leased (*)  # Properties      GLA      % Leased (*)
                     ------------   -----    --------     ------------    --------  -----------

  Florida                53         6,535,088     92.8%          48        5,909,534    91.7%
  California             39         4,922,329     98.3%          36        3,858,628    98.2%
  Texas                  34         4,165,857     94.2%          29        3,849,549    94.2%
  Georgia                26         2,553,041     95.4%          27        2,716,763    92.3%
  Ohio                   13         1,760,955     97.0%          14        1,923,100    98.1%
  North Carolina         13         1,302,751     97.4%          12        1,241,639    97.9%
  Washington             10         1,180,020     95.5%           9        1,066,962    98.1%
  Colorado               10           897,788     97.9%          10          903,502    98.0%
  Oregon                  9           776,853     91.7%           7          616,070    94.2%
  Alabama                 5           516,062     97.9%           5          516,061    99.5%
  Arizona                 7           481,215     97.9%           2          326,984    99.7%
  Tennessee               4           423,326     99.6%           3          271,697    98.9%
  Virginia                4           397,624     95.1%           2          197,324    96.1%
  Missouri                2           369,045     95.8%           1           82,498    95.8%
  Kentucky                2           304,347     91.1%           1          205,061    91.8%
  Michigan                3           274,987     94.1%           3          250,655    98.7%
  Delaware                1           228,169     98.6%           1          232,754    96.3%
  Mississippi             2           185,061     97.7%           2          185,061    96.6%
  Illinois                1           178,601     86.4%           1          178,600    85.9%
  South Carolina          2           162,056     97.0%           2          162,056    98.8%
  New Jersey              1            88,867        -            -                -       -
  Wyoming                 1            87,777        -            1           75,000       -
                     ------------ ------------ ------------- ------------ ----------- -----------
      Total             242        27,791,819     95.3%         216       24,769,498    95.0%
                     ============ ============ ============= ============ =========== ===========


             * Excludes properties under construction

          Regency is focused on building a platform of grocery anchored neighborhood shopping centers because grocery stores provide convenience shopping of daily necessities, foot traffic for adjacent local tenants, and should withstand adverse economic conditions. Regency's current investment markets have continued to offer stable economies, and accordingly, Regency expects to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers.


         The following table summarizes the four largest grocery tenants occupying Regency's shopping centers at December 31, 2000:


         Grocery          Number of        % of      % of Annualized  Average Remaining
         Anchor           Stores (a)    Total GLA     Base Rent (b)       Lease Term
         -------          ----------    ---------     -------------       ----------
         Kroger              57          11.8%           10.39%           17 years
         Publix              43           7.0%            5.07%           13 years
         Safeway             41           5.3%            4.69%           13 years
         Albertsons          21           2.5%            2.21%           14 years


(a)     Includes tenant owned stores
(b)     Includes properties owned through joint ventures


Acquisition and Development of Shopping Centers

         Regency has implemented a growth strategy dedicated to developing high-quality shopping centers. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At December 31, 2000, Regency had 56 projects under construction or undergoing major renovations, which when complete will represent an investment of $730 million. Total cost necessary to complete these developments is estimated to be $311.5 million and will be expended through 2002. These developments are approximately 52% complete and over 50% pre-leased.

         On August 3, 2000, Regency acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated by Regency. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in Regency's financial statements.

         On June 30, 2000, Regency acquired the non-owned portion of nine properties in five joint ventures, previously accounted for using the equity method, for $4.4 million consisting of cash, common stock and Units. As a result, these joint ventures are wholly owned by Regency and are consolidated for financial reporting purposes as of the date of the acquisition.

         On February 28, 1999, Regency acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. At the date of the acquisition, Pacific was operating or had under development 71 retail shopping centers representing 8.4 million SF of gross leaseable area. During 1998, Regency acquired 43 shopping centers and joint ventures for a total investment of $384.3 million ("1998 Acquisitions") excluding contingent consideration. During 2000 and 1999, the Company paid contingent consideration of $5 million and $9 million, respectively, related to the 1998 Acquisitions. No additional contingent consideration is due related to any acquisitions of the Company.

Liquidity and Capital Resources

         Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and Unit holders. Net cash provided by operating activities was $178.5 million and $151.3 million for the years ended December 31, 2000 and 1999, respectively. Regency incurred capital expenditures of $19.1 million and $21.5 million during 2000 and 1999, respectively. Regency paid scheduled principal payments of $6.2 million and $6.1 million during 2000 and 1999, respectively. The Partnership paid distributions of $144.7 million and $113.1 million during 2000 and 1999, respectively, to its unitholders.

         Management expects to meet long-term liquidity requirements for maturing debt, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the private and public markets. Net cash used in investing activities was $335.3 million and $216.6 million during 2000 and 1999, respectively, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. Net cash provided by financing activities was $203.6 million and $99.5 million during 2000 and 1999, respectively, primarily related to proceeds from the preferred unit and debt offerings completed during 2000 and 1999 further discussed below.

         During 1999, the Board of Directors authorized the repurchase of approximately $65 million of Regency's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, Regency had completed the program by purchasing 3.25 million shares.

         Regency's outstanding debt at December 31, 2000 and 1999 consists of the following (in thousands):

                                                        2000         1999
      Notes Payable:
          Fixed rate mortgage loans               $      270,491      382,715
          Variable rate mortgage loans                    40,640       11,376
          Fixed rate unsecured loans                     529,941      370,696
                                                     ------------ ------------
                Total notes payable                      841,072      764,787
      Unsecured line of credit                           466,000      247,179
                                                     ------------ ------------
               Total                              $    1,307,072    1,011,966
                                                     ============ ============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

         During 2000, Regency modified the terms of its unsecured line of credit (the "Line") by reducing the commitment to $625 million and extending the term. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus 1% (7.875% at December 31, 2000) compared to LIBOR plus a 1.075% spread (7.575% at December 31, 1999), which is dependent on Regency maintaining its investment grade rating. Regency is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         Subsequent to December 31, 2000, Regency paid down the Line by $265 million from the proceeds of an unsecured debt offering for $220 million completed on January 22, 2001, and from the proceeds from the sale of two shopping centers to Columbia Regency Retail Partners, LLC ("Columbia") completed on December 31, 2000. Regency currently owns 10% of Columbia with the remaining 90% owned by Columbia PERFCO Partners, L.P., an affiliate of Oregon Public Employees Retirement Fund. Regency intends to sell three additional shopping centers to Columbia during 2001 upon completion of development.

         On December 15, 2000, RCLP completed a $10 million unsecured debt offering with an interest rate of 8.0%. The notes were priced at 99.375%, and are due on December 15, 2010. On August 29, 2000, RCLP completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, and are due on September 1, 2010. On April 15, 1999, RCLP completed $250 million of unsecured debt offerings with interest rates of 7.4% to 7.75% due April 1, 2009. The net proceeds of these offerings were used to reduce the balance of the Line.

         During 1999, Regency assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which included debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are amortized over the terms of the related debt instruments.

         In May and September 2000, RCLP issued $70 million and $24 million of 8.75% Series E and Series F Cumulative Redeemable Preferred Units (the "Preferred Units"), respectively. The issues were sold to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par on or after May and September, 2005 respectively, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for 8.75% Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of Regency. The net proceeds of these offerings were used to reduce the Line. In 1999, RCLP issued similar preferred units in several series in the amount of $210 million with an average fixed distribution rate of 8.93%. At December 31, 2000, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $290 million with an average fixed distribution rate of 8.71% at December 31, 1999.

         As of December 31, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                          Scheduled
                                          Principal   Term Loan      Total
    Scheduled Payments by Year            Payments    Maturities    Payments
    --------------------------          ------------ ----------- -------------

    2001                              $        5,413      67,676        73,089
    2002 (includes the Line)                   4,719     510,084       514,803
    2003                                       4,691      23,299        27,990
    2004                                       5,066     199,897       204,963
    2005                                       3,883     148,031       151,914
    Beyond 5 Years                            32,016     292,490       324,506
    Unamortized debt premiums                      -       9,807         9,807
                                         ------------ ----------- -------------
         Total                        $       55,788   1,251,284     1,307,072
                                         ============ =========== =============

         Unconsolidated partnerships and joint ventures had mortgage loans payable of $14.3 million at December 31, 2000, and Regency's proportionate share of these loans was $5.9 million.

         Regency believes it qualifies and intends to qualify as a REIT under the Internal Revenue Code. As a REIT, Regency is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made. While Regency intends to continue to pay dividends to its stockholders, it also will reserve such amounts of cash flow as it considers necessary for the proper maintenance and improvement of its real estate, while still maintaining its qualification as a REIT.

         Regency's real estate portfolio has grown substantially during 2000 as a result of the development activity discussed above. Regency intends to continue to acquire and develop shopping centers in the near future, and expects to meet the related capital requirements from borrowings on the Line. Regency expects to repay the Line from time to time from additional public and private equity or debt offerings, such as those completed in previous years. Because acquisition and development activities are discretionary in nature, they are not expected to burden Regency's capital resources currently available for liquidity requirements. Regency expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

Results from Operations

Comparison 2000 to 1999

         Revenues increased $59.7 million or 20% to $361.6 million in 2000. The increase was due primarily to the Pacific acquisition which did not occur until February 28, 1999, revenues from newly completed developments that only partially operated during 1999, and from growth in rental rates and occupancy levels at the operating properties. Minimum rent increased $38.2 million or 18%, and recoveries from tenants increased $13.8 million or 25%. At December 31, 2000, Regency was operating or developing 242 shopping centers. Regency identifies its shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet 93% leased and occupied. Stabilized properties are all properties not identified as development. At December 31, 2000, Regency had 194 stabilized shopping centers that were 95.3% leased. At December 31, 1999, these properties were 94.2% leased. In 2000, rental rates grew by 8% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes fees earned in Regency's service operations segment which includes property management and leasing commissions earned from third parties, and development profits earned from the sale of shopping centers, build to suit properties, and land to third parties. Service operations revenue increased by $9.0 million to $27.2 million in 2000, or 49%. The increase was primarily due to a $11.1 million increase in development profits offset by a $2.1 million reduction in property management fees. During 2000 Regency continued to reduce the portfolio of properties managed for third party owners.

         Operating expenses increased $27.8 million or 20% to $163.6 million in 2000. Combined operating and maintenance, and real estate taxes increased $14.8 million or 22% during 2000 to $82.3 million. The increase was primarily due to the Pacific acquisition, expenses incurred by newly completed developments that only partially operated during 1999, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $19.9 million during 2000 vs. $19.3 million in 1999 or 3% higher as a result of general salary and benefit increases, and new employees hired in 2000. Depreciation and amortization increased $10.8 million during 2000 or 22% primarily due to the Pacific acquisition and developments that only partially operated during 1999.

         Periodically, Regency identifies shopping centers that no longer meet its long-term investment standards, such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties are segregated on the balance sheet as operating properties held for sale. Regency also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments are also included in operating properties held for sale. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale. During 2000 Regency evaluated seven shopping centers held for sale and determined that impairment had occurred. Accordingly a provision for loss on operating properties held for sale of $13.0 million was recorded.

         Interest expense increased to $72.0 million in 2000 from $60.1 million in 1999 or 20%. The increase was primarily due to the assumption of debt from the Pacific acquisition, and higher interest costs related to interest rate increases on outstanding debt balances including the unsecured debt offerings completed in 2000 and 1999.

         Preferred unit distributions increased $17.2 million to $29.6 million during 2000 as a result of the preferred units issued in 2000 and 1999. Average fixed distribution rates of the preferred units were 8.72% at December 31, 2000 vs. 8.71% at December 31, 1999.

         Net income for common unitholders was $90.1 million in 2000 vs. $92.7 million in 1999, or a 3% decrease. The decline was primarily a result of the provision for loss on operating properties held for sale and increased preferred unit distributions, net of the acquisition and development activity described above. Diluted earnings per unit was $1.49 in 2000 vs. $1.61 in 1999, or 7.5% lower as a result of the decrease in net income.

Comparison 1999 to 1998

         Revenues increased $158.6 million or 111% to $301.9 million in 1999. The increase was due primarily to the Pacific and the 1998 Acquisitions providing increases in revenues of $143.9 million during 1999. Minimum rent increased $114.7 million or 111%, and recoveries from tenants increased $31.8 million or 132%. At December 31, 1999, Regency was operating or developing 216 shopping centers of which 190 were stabilized properties. These stabilized properties were 95% leased at December 31, 1999, and 93.6% leased at December 31, 1998. On a same property basis (excluding Pacific, the 1998 Acquisitions, and four office buildings sold during 1998) gross rental revenues increased $8.9 million or 8%, primarily due to higher base rents. In 1999, rental rates grew by 7.8% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue increased by $6.3 million to $18.2 million in 1999, or 53%. The increase was primarily due to a $8.8 million increase in development profits offset by a $2.5 million reduction in property management fees. During 1999, Regency significantly reduced the portfolio of properties managed on behalf of third party owners.

         Operating expenses increased $64.9 million or 91% to $135.8 million in 1999. Combined operating and maintenance, and real estate taxes increased $36.6 million or 118% during 1999 to $67.5 million. The increases are due to Pacific and the 1998 Acquisitions generating operating and maintenance expenses and real estate tax increases of $35.9 million during 1999. On a same property basis, operating and maintenance expenses and real estate taxes increased $879,000 or 3.4%. General and administrative expenses increased 32% during 1999 to $19.3 million due to the hiring of new employees and related office expenses necessary to manage the shopping centers acquired during 1999 and 1998. Depreciation and amortization increased $23.6 million during 1999 or 94% primarily due to Pacific and the 1998 Acquisitions.

         Interest expense increased to $60.1 million in 1999 from $28.8 million in 1998 or 109% due to increased average outstanding loan balances related to the financing of the 1998 Acquisitions on the Line, the assumption of debt from the Pacific acquisition and the debt offerings completed in 1999.

         Net income for common unitholders was $92.7 million in 1999 vs. $52.4 million in 1998, a $40.3 million or 77% increase primarily related to the acquisition activity discussed. Diluted earnings per share was $1.61 in 1999 vs. $1.75 in 1998 due to the increase in net income offset by the increase in weighted average common shares primarily related to the acquisition of Pacific.

New Accounting Standards and Accounting Changes

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133" ("FAS 138"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities. FAS 138 and FAS 133 require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS 138 and FAS 133 will have no impact to the financial statements as Regency has no derivative instruments.

Environmental Matters

         Regency, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at Regency's shopping centers is the principal environmental concern. Regency believes that the tenants who operate these plants do so in accordance with current laws and regulations and has established procedures to monitor their operations. Additionally, Regency uses all legal means to cause tenants to remove dry cleaning plants from its shopping centers. Where available, Regency has applied and been accepted into state sponsored environmental programs. Regency has a blanket environmental insurance policy that covers it against third party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. Regency has also placed environmental insurance on specific properties with known contamination in order to mitigate its environmental risk. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of Regency.

Inflation

         Inflation has remained relatively low during 2000 and 1999 and has had a minimal impact on the operating performance of the shopping centers; however, substantially all of Regency's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling Regency to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of Regency's leases are for terms of less than ten years, which permits Regency to seek increased rents upon re-rental at market rates. Most of Regency's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing Regency's exposure to increases in costs and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

         Regency is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at December 31, 2000, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.


                                                                                                    Fair
                                 2001     2002     2003      2004     2005    Thereafter  Total     Value
                                 ----     ----     ----      ----     ----    ----------  -----     -----

Fixed rate debt                 42,450   48,803   17,990   204,963   151,914   324,505   790,625   800,433
Average interest rate for
  all debt                        7.92%    7.87%    7.84%     8.02%     8.19%     8.25%        -         -

Variable rate LIBOR debt        30,640  466,000   10,000         -         -         -   506,640   506,639
Average interest rate for
  all debt                        7.65%    7.75%       -         -         -         -         -         -



         As the table incorporates only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions, which could arise after that date. Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the directors of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2001 Annual Meeting of Shareholders. The following provides information concerning the executive officers of Regency.

     MARTIN E. STEIN, JR. Mr. Stein, age 48, is Chairman of the Board and Chief Executive Officer of Regency. He served as President of Regency from its initial public offering in October 1993 until December 31, 1998. Mr. Stein also served as President of Regency's predecessor real estate division since 1981, and Vice President from 1976 to 1981. He is a director of Patriot Transportation Holding, Inc., a publicly held transportation and real estate company, and Stein Mart, Inc.

     MARY LOU FIALA. Ms. Fiala, age 49, became President and Chief Operating Officer of Regency in January 1999. Before joining Regency she was Managing Director - Security Capital U.S. Realty Strategic Group from March 1997 to January 1999. Ms. Fiala was Senior Vice President and Director of Stores, New England - Macy's East/ Federated Department Stores from 1994 to March 1997. From 1976 to 1994, Ms. Fiala held various merchandising and store operations positions with Macy's/Federated Department Stores.

     BRUCE M. JOHNSON Mr. Johnson, age 53, has been Managing Director and Chief Financial Officer of Regency since its initial public offering in October 1993. Mr. Johnson also served as Executive Vice President of Regency's predecessor real estate division since 1979.

Item 11.   Executive Compensation

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2001 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2001 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2001 Annual Meeting of Shareholders.




PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

           RCLP's 2000 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K:

          None


     (c)  Exhibits:

2. Agreement and Plan of Merger dated as of September 23, 1998 between Regency Centers Corporation and Pacific Retail Trust (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 of Regency Centers Corporation, No.
         333-65491)

3.       Articles of Incorporation and Bylaws

     (i) Restated Articles of Incorporation of Regency Centers Corporation as amended to date. (incorporated by reference to Regency's Form 10-K filed on March 19, 2001.)

     (ii) Restated Bylaws of Regency Centers Corporation, (incorporated by reference to Exhibit 10 of the Company's Form 10-Q filed November 7, 2000).

     4. (a) See exhibits 3(i) and 3(ii) for provisions of the Articles of Incorporation and Bylaws of Regency Centers Corporation defining rights of security holders.

     (b) Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

     (c) Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899)

10.      Material Contracts

               ~(a)        Regency  Centers  Corporation  1993 Long Term Omnibus
                           Plan,  as  amended   (incorporated  by  reference  to
                           Regency's Form 10-K filed on March 19, 2001.)

              ~*(b)                 Form of Stock Purchase Award Agreement

     ~*(c) Form of Management Stock Pledge Agreement, relating to the Stock Purchase Award Agreement filed as Exhibit 10(b)

     ~*(d) Form of Promissory Note, relating to the Stock Purchase Award Agreement filed as Exhibit 10(b)

            ~*(e)     Form of Option Award Agreement for Key Employees

            ~*(f)     Form of Option Award Agreement for Non-Employee Directors

            ~*(g)     Annual Incentive for Management Plan

            ~*(h)     Form of Director/Officer Indemnification Agreement

-------------------------
     ~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).

    * Included as an exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference

     ~*(i) Form of Non-Competition Agreement between Regency Centers Corporation and Joan W. Stein, Robert L. Stein, Richard W. Stein, the Martin E. Stein Testamentary Trust A and the Martin E. Stein Testamentary Trust B.

     (j) The following documents relating to the purchase by Security Capital U.S. Realty and Security Capital Holdings, S.A. of up to 45% of the Registrant's outstanding common stock:

                  ++       (i)     Stock Purchase Agreement dated June 11, 1996.

                  ++       (ii)     Stockholders' Agreement dated July 10, 1996.

                                    (A)     First  Amendment  of   Stockholders'
                                            Agreement  dated  February  10, 1997
                                            (incorporated  by  reference  to the
                                            Company's   Form  8-K  report  filed
                                            March 14, 1997)

     (B) Amendment No. 2 to Stockholders' Agreement dated December 4, 1997 (incorporated by reference to Exhibit 6.2 to Schedule 13D/A filed by Security Capital U.S. Realty on December 11, 1997)

--------------------------
     ~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
     * Included as an exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed October 5, 1993 (33-67258), and incorporated herein by reference
     ++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference.

     (C) Amendment No. 3 to Stockholders Agreement dated September 23, 1998 (incorporated by reference to Exhibit 8.2 to Schedule 13D/A filed by Security Capital U.S. Realty on October 2, 1998)

            ++       (iii)    Registration Rights Agreement dated July 10, 1996.

                (k)      Stock Grant Plan adopted on January 31, 1994 to grant
                           stock to employees (incorporated by reference to the Company's Form 10-Q filed May 12, 1994).

     ~@ (l) Criteria for Restricted Stock Awards under 1993 Long Term Omnibus Plan.

            ~@ (m)         Form of 1996 Stock Purchase Award Agreement.

     @ (n) Form of 1996 Management Stock Pledge Agreement relating to the Stock Purchase Award Agreement filed as Exhibit 10(o).

     ~@ (o) Form of Promissory Note relating to 1996 Stock Purchase Award Agreement filed as Exhibit 10(o).

     (p) Third Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended.

                   (q) Second Amended and Restated Credit Agreement dated as of July 21, 2000 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees, (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided, (incorporated by reference to Exhibit 10 of the Company's Form 10-Q filed November 7, 2000).

                ~(r) Change of Control Agreement dated as of June 1, 2000 by and between REGENCY REALTY CORPORATION, a Florida corporation (the "Company") and Mary Lou Fiala and Bruce M. Johnson (incorporated by reference to Regency's Form 10-K filed on March 19, 2001.)


     21. Subsidiaries of the Registrant (incorporated by reference to Regency's Form 10-K filed on March 19, 2001.)



--------------------------
~ Management contract or compensatory plan or arrangement filed pursuant to S-K 601(10)(iii)(A).
++ Filed as appendices to the Company's definitive proxy statement dated August 2, 1996 and incorporated herein by reference. @ Filed as an exhibit to the Company's Form 10-K filed March 25, 1997 and incorporated herein by reference.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REGENCY REALTY CORPORATION

Date:    March 16, 2001    By:   /s/ Martin E. Stein, Jr.
                                 ------------------------
                                  Martin E Stein, Jr., Chairman of the Board
                                  and Chief Executive Officer

Date:    March 16, 2001    By:   /s/ Bruce M. Johnson
                                 --------------------
                                  Bruce M. Johnson, Managing Director and
                                  Principal Financial Officer

Date:    March 16, 2001    By:   /s/ J. Christian Leavitt
                                 ------------------------
                                   J. Christian Leavitt, Senior Vice President,
                                   Finance and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:    March 16, 2001     /s/ Martin E. Stein, Jr.
                            ------------------------
                            Martin E. Stein, Jr., Chairman of the Board
                            and Chief Executive Officer

Date:    March 16, 2001
                            /s/ Mary Lou Fiala
                            Mary Lou Rogers, President, Chief Operating
                            Officer and Director

Date:    March 16, 2001     /s/ Raymond L. Bank
                            -------------------
                            Raymond L. Bank, Director

Date:    March 16, 2001     /s/ C. Ronald Blankenship
                            -------------------------
                            C. Ronald Blankenship, Director

Date:    March 16, 2001     /s/ A. R. Carpenter
                            -------------------
                            A. R. Carpenter, Director

Date:    March 16, 2001     /s/ J. Dix Druce, Jr.
                            ---------------------
                            J. Dix Druce, Jr., Director

Date:    March 16, 2001     /s/ John T. Kelley
                            ------------------
                            John T. Kelley, Director

Date:    March 16, 2001     /s/ Douglas S. Luke
                            -------------------
                            Douglas S. Luke, Director

Date:    March 16, 2001     /s/ John C. Schweitzer
                            ----------------------
                            John C. Schweitzer, Director

Date:    March 16, 2001     /s/ Thomas G. Wattles
                            ---------------------
                            Thomas G. Wattles, Director

Date:    March 16, 2001     /s/ Terry N. Worrell
                            --------------------
                            Terry N. Worrell, Director

                              REGENCY CENTERS, L.P.

                          INDEX TO FINANCIAL STATEMENT


Regency Centers, L.P.

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.................F-3

Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999, and 1998........................................F-4

Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 2000, 1999 and 1998.............................F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999, and 1998........................................F-6

Notes to Consolidated Financial Statements...................................F-8


Financial Statement Schedule

  Independent Auditors' Report on Financial Statement Schedule...............S-1

  Schedule III - Regency Centers, L.P. Combined Real Estate and
         Accumulated Depreciation - December 31, 2000........................S-2






  All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report

The Unitholders of Regency Centers, L.P. and the Board of Directors of Regency Centers Corporation:


We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Regency's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                                KPMG LLP

Jacksonville, Florida
January 30, 2001

                                               REGENCY CENTERS, L.P.
                                           Consolidated Balance Sheets
                                            December 31, 2000 and 1999

                                                                                        2000                      1999
                                                                                       ------                    ------
Assets

Real estate investments (notes 2, 5 and 9):

   Land                                                                         $    564,089,984               567,673,872
   Buildings and improvements                                                      1,813,554,881             1,834,279,432
                                                                                ----------------          ----------------
                                                                                   2,377,644,865             2,401,953,304
   Less:  accumulated depreciation                                                   147,053,900               104,467,176
                                                                                ----------------          ----------------
                                                                                   2,230,590,965             2,297,486,128
   Properties in development                                                         296,632,730               167,300,893
   Operating properties held for sale                                                184,150,762                         -
   Investments in real estate partnerships (note 4)                                   85,198,279                66,938,784
                                                                                ----------------          ----------------
     Net real estate investments                                                   2,796,572,736             2,531,725,805

Cash and cash equivalents                                                            100,987,895                54,117,443
Notes receivable                                                                      66,423,893                15,673,125
Tenant receivables, net of allowance for uncollectible accounts of
     $4,414,085 and $1,883,547 at December 31, 2000 and 1999, respectively            39,407,777                33,515,040
Deferred costs, less accumulated amortization of $13,910,018 and
     $8,802,559 at December 31, 2000 and 1999, respectively                           21,317,141                12,530,546
Other assets                                                                          10,434,298                 7,374,019
                                                                                ----------------          ----------------
                                                                                $  3,035,143,740             2,654,935,978
                                                                                ================          ================
Liabilities and Partners' Capital
Liabilities:
     Notes payable (note 5)                                                     $   841,072,156                764,787,207
     Unsecured line of credit (note 5)                                              466,000,000                247,179,310
     Accounts payable and other liabilities                                          75,460,304                 48,886,111
     Tenants' security and escrow deposits                                            8,262,885                  7,952,707
                                                                                ----------------           ----------------
          Total liabilities                                                       1,390,795,345              1,068,805,335
                                                                                ----------------           ----------------

Limited partners' interest in consolidated partnerships                              13,116,282                 15,064,584
                                                                                ----------------           ----------------
Partners' Capital:
Series A preferred units, par value $50: 1,600,000 units
     issued and outstanding at December 31, 2000 and 1999, respectively              78,800,000                 78,800,000
Series B preferred units, par value $100: 850,000 units
     issued and outstanding at December 31, 2000 and 1999, respectively              82,799,720                 82,799,720
Series C preferred units, par value $100: 750,000 units
     issued and outstanding at December 31, 2000 and 1999, respectively              73,058,577                 73,058,577
Series D preferred units, par value $100: 500,000 units
     issued and outstanding at December 31, 2000 and 1999, respectively              49,157,977                 49,157,977
Series E preferred units, par value $100: 700,000 units
     issued and outstanding at December 31, 2000                                     68,221,579                          -
Series F preferred units, par value $100: 240,000 units
     issued and outstanding at December 31, 2000                                     23,369,924                          -
General partner; 58,414,526 and 58,440,041 units outstanding
     at December 31, 2000 and 1999, respectively                                  1,225,414,966              1,247,449,384
Limited partners; 1,448,874 and 1,863,604 units outstanding
     at December 31, 2000 and 1999, respectively                                     30,409,370                 39,800,401
                                                                                ----------------           ----------------
          Total partners' capital                                                 1,631,232,113              1,571,066,059
                                                                                ----------------           ----------------
Commitments and contingencies (notes 9 and 10)

                                                                                $ 3,035,143,740              2,654,935,978
                                                                                ================           ================
See accompanying notes to consolidated financial statements

                              F-3

                                        REGENCY CENTERS, L.P.
                               Consolidated Statements of Operations
                        For the Years ended December 31, 2000, 1999 and 1998


                                                                   2000                  1999                   1998
                                                                  ------                ------                 ------

Revenues:
     Minimum rent (note 9)                                $       256,279,019            218,039,441           103,365,322
     Percentage rent                                                5,231,517              5,000,272             3,012,105
     Recoveries from tenants                                       69,707,918             55,919,788            24,109,519
     Service operations revenue                                    27,226,411             18,239,486            11,862,784
     Equity in income of investments in
        real estate partnerships                                    3,138,553              4,687,944               946,271
                                                             -----------------     ------------------     -----------------
           Total revenues                                         361,583,418            301,886,931           143,296,001
                                                             -----------------     ------------------     -----------------
  Operating expenses:
     Depreciation and amortization                                 59,430,262             48,611,519            25,046,001
     Operating and maintenance                                     47,297,799             39,204,109            18,455,672
     General and administrative                                    19,932,609             19,274,225            14,564,148
     Real estate taxes                                             34,998,404             28,253,961            12,388,521
     Other expenses                                                 1,936,686                472,526               500,000
                                                             -----------------     ------------------     -----------------
           Total operating expenses                               163,595,760            135,816,340            70,954,342
                                                             -----------------     ------------------     -----------------
  Interest expense (income):
     Interest expense                                              71,970,783             60,067,007            28,786,431
     Interest income                                               (4,807,711)            (2,196,954)           (1,957,575)
                                                             -----------------     ------------------     -----------------
           Net interest expense                                    67,163,072             57,870,053            26,828,856
                                                             -----------------     ------------------     -----------------
           Income before minority interests, gain and
             provision on real estate investments                 130,824,586            108,200,538            45,512,803

Gain (loss) on sale of operating properties                         4,506,982               (232,989)           10,725,975
Provison for loss on operating properties held for sale           (12,995,412)                     -                     -
Minority interest of limited partners                              (2,631,721)            (2,855,404)             (464,098)
                                                             -----------------     ------------------     -----------------
           Income before minority interests                       119,704,435            105,112,145            55,774,680

Minority interest preferred unit distributions                    (29,601,184)           (12,368,403)           (3,358,333)
                                                             -----------------     ------------------     -----------------
           Net income for common unitholders              $        90,103,251             92,743,742            52,416,347
                                                             =================     ==================     =================
Net income per common unit (note 7):
           Basic                                          $              1.49                   1.61                  1.78
                                                             =================     ==================     =================
           Diluted                                        $              1.49                   1.61                  1.75
                                                             =================     ==================     =================


See accompanying notes to consolidated financial statements

                                    REGENCY CENTERS, L.P.
         Consolidated  Statements of Changes in Partners'  Capital For the Years
                          ended December 31, 2000, 1999 and 1998

                                          Preferred           General              Limited              Total
                                            Units             Partner             Partners             Capital
                                         -----------         ---------           -----------          ---------
Balance at
   December 31, 1997                 $               -         432,229,494           13,317,134         445,546,628
Net income                                   3,358,333          50,590,074            1,826,273          55,774,680
Cash received for issuance of
  preferred units, net                      78,800,000                   -                    -          78,800,000
Units issued as a result of common
  stock issued by Regency                            -          13,425,337                7,694          13,433,031
Cash distributions for dividends                     -         (50,295,345)          (1,891,368)        (52,186,713)
Preferred unit distribution                 (3,358,333)                  -                    -          (3,358,333)
Other contributions,  net                            -           1,106,169                    -           1,106,169
Units issued for acquisition
  of real estate                                     -           3,102,555           32,049,975          35,152,530
Units exchanged for common
  stock of Regency                                   -          15,940,506          (15,940,506)                  -
Reallocation of limited partners'
 interest                                            -           7,110,510           (7,110,510)                  -
Contribution of properties from RRC                  -          78,957,499                    -          78,957,499
                                         --------------      --------------      ---------------      --------------
Balance at
   December 31, 1998                        78,800,000         552,166,799           22,258,692         653,225,491
Net income                                  12,368,403          89,711,022            3,032,720         105,112,145
Cash received for the issuance of
  preferred units, net                     205,016,274                   -                    -         205,016,274
Cash distributions for dividends                     -         (97,623,424)          (3,140,849)       (100,764,273)
Preferred unit distribution                (12,368,403)                  -                    -         (12,368,403)
Purchase of Regency stock and
  corresponding units                                -         (54,536,612)                   -         (54,536,612)
Other  (distributions), net                          -            (323,206)                   -            (323,206)
Units issued for acquisition
  of real estate                                     -         746,671,745           26,608,892         773,280,637
Units issued as a result of common
  stock issued by Regency                            -           4,044,945                    -           4,044,945
Units converted for cash                             -                   -           (1,620,939)         (1,620,939)
Units exchanged for common
  stock of Regency                                   -           7,595,673           (7,595,673)                  -
Reallocation of limited partners'
 interest                                            -            (257,558)             257,558                   -
                                          -------------      --------------      ---------------      --------------
Balance at
   December 31, 1999                       283,816,274       1,247,449,384           39,800,401       1,571,066,059
Net income                                  29,601,184          87,610,832            2,492,419         119,704,435
Proceeds from the issuance of
  preferred units, net                      91,591,503                   -                    -          91,591,503
Cash distributions for dividends                     -        (111,896,164)          (3,241,249)       (115,137,413)
Preferred unit distribution                (29,601,184)                  -                    -         (29,601,184)
Purchase of Regency stock and
  corresponding units                                -         (11,088,419)                   -         (11,088,419)
Other distributions, net                             -            (132,019)                   -            (132,019)
Units issued for acquisition
  of real estate or investments in
  real estate partnerships                           -              88,924            1,632,020           1,720,944
Units converted for cash                                                             (1,435,694)         (1,435,694)
Units issued as a result of common
  stock issued by Regency                            -           4,723,849                    -           4,723,849
Units exchanged for common
  stock of Regency                                   -           9,811,877           (9,811,877)                  -
Reallocation of limited partners'
  interest                                           -            (973,350)             973,350                   -
Reallocation of minority interest                    -            (179,948)                   -            (179,948)
                                         --------------      --------------      ---------------      --------------
Balance at
   December 31, 2000                 $     375,407,777       1,225,414,966           30,409,370       1,631,232,113
                                         ==============     ===============      ===============      ==============


See accompanying notes to consolidated financial statements

                                   REGENCY CENTERS, L.P.
                  Consolidated  Statements  of Cash  Flows For the  Years  ended
                              December 31, 2000, 1999 and 1998

                                                                                   2000               1999                1998
                                                                                  ------             ------              ------
Cash flows from operating activities:

    Net income                                                               $   119,704,435        105,112,145          55,774,680
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                           59,430,262         48,611,519          25,046,001
          Deferred loan cost and debt premium amortization                           609,107            556,100            (822,276)
          Services provided by Regency in exchange for units                       4,698,573          3,821,570           3,199,808
          Minority interest of limited partners                                    2,631,721          2,855,404             464,098
          Equity in income of investments in real estate partnerships             (3,138,553)        (4,687,944)           (946,271)
          (Gain) loss on sale of operating properties                             (4,506,982)           232,989         (10,725,975)
          Provision for loss on operating properties held for sale                12,995,412                  -                   -
          Changes in assets and liabilities:
              Tenant receivables                                                  (4,170,897)       (12,342,419)         (5,143,938)
              Deferred leasing costs                                             (10,454,805)        (5,025,687)         (2,337,253)
              Other assets                                                        (4,732,220)            74,863          (4,059,535)
              Tenants' security and escrow deposits                                  248,331          1,238,955             517,396
              Accounts payable and other liabilities                               5,217,507         10,854,775           4,034,730
                                                                               --------------     --------------     ---------------
                 Net cash provided by operating activities                       178,531,891        151,302,270          65,001,465
                                                                               --------------     --------------     ---------------
Cash flows from investing activities:

     Acquisition and development of real estate, net                            (304,223,421)      (161,372,019)       (230,045,015)
     Acquisition of Pacific, net of cash acquired                                          -         (9,046,230)                  -
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                         (1,402,371)                 -                   -
     Investment in real estate partnerships                                      (71,391,125)       (30,752,019)        (29,068,392)
     Capital improvements                                                        (19,134,500)       (21,535,961)         (8,325,492)
     Proceeds from sale of operating properties                                   42,104,610          5,389,760          30,662,197
     Repayment of notes receivable                                                15,673,125                  -                   -
     Distributions received from investments in real estate partnerships           3,109,586            704,474             383,853
                                                                               --------------     --------------     ---------------
                 Net cash used in investing activities                          (335,264,096)      (216,611,995)       (236,392,849)
                                                                               --------------     --------------     ---------------
Cash flows from financing activities:

     Cash contributions from the issuance of Regency stock
        and exchangeable partnership units                                            25,276            223,375          10,233,223
     Repurchase of Regency stock and corresponding units                         (11,088,419)       (54,536,612)                  -
     Redemption of exchangeable operating partnership units                       (1,435,694)        (1,620,939)                  -
     Purchase of limited partner's interest in consolidated partnership           (2,925,158)                 -                   -
     Contributions from limited partners in consolidated partnerships                      -                  -           4,289,995
     Net distributions to limited partners in consolidated partnerships           (2,418,650)        (1,382,298)         (1,106,169)
     Distributions to preferred unit holders                                     (29,601,184)       (12,368,403)         (3,358,333)
     Cash distributions for dividends                                           (115,137,413)      (100,764,273)        (52,186,713)
     Other (distributions) contributions, net                                       (132,019)          (323,206)          1,106,169
     Net proceeds from fixed rate unsecured notes                                159,728,500        249,845,300          99,758,000
     Net proceeds from issuance of preferred units                                91,591,503        205,016,274          78,800,000
     Proceeds (repayment) of unsecured line of credit, net                       218,820,690       (142,051,875)         69,500,000
     Proceeds from notes payable                                                  18,153,368            445,207           7,345,000
     Repayment of notes payable                                                 (112,669,554)       (32,534,707)        (33,988,244)
     Scheduled principal payments                                                 (6,230,191)        (6,085,360)         (3,366,124)
     Deferred loan costs                                                          (3,078,398)        (4,355,008)         (2,301,821)
                                                                               --------------     --------------     ---------------
                 Net cash provided by financing activities                       203,602,657         99,507,475         174,724,983
                                                                               --------------     --------------     ---------------
                 Net increase in cash and cash equivalents                        46,870,452         34,197,750           3,333,599

Cash and cash equivalents at beginning of year                                    54,117,443         19,919,693          16,586,094
                                                                               --------------     --------------     ---------------
Cash and cash equivalents at end of year                                     $   100,987,895         54,117,443          19,919,693
                                                                               ==============     ==============     ===============


                                          REGENCY CENTERS, L.P.
                                  Consolidated Statements of Cash Flows
                            For the Years ended December 31, 2000, 1999 and 1998
                                              (continued)

                                                                                   2000               1999                1998
                                                                                  ------             ------              ------


Supplemental  disclosure of cash flow  information - cash paid for interest (net of  capitalized  interest  of  approximately
  $14,553,000,   $11,029,000  and $3,417,000 in
  2000, 1999 and 1998, respectively)                                        $     66,261,518         52,914,976          24,693,895
                                                                               ==============     ==============     ===============
Supplemental disclosure of non-cash transactions:

Mortgage loans assumed for the acquisition of Pacific and real estate       $     19,947,565        402,582,015         132,832,342
                                                                               ==============     ==============     ===============
Common stock and exchangeable operating partnership units issued
   for investments in real estate partnerships                              $        329,948          1,949,020                   -
                                                                               ==============     ==============     ===============
Common stock and exchangeable operating partnership units
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                              $      1,287,111                  -                   -
                                                                               ==============     ==============     ===============
Preferred and common stock and exchangeable operating partnership
   units issued for the acquisition of Pacific and real estate              $        103,885        771,351,617          37,023,849
                                                                               ==============     ==============     ===============
Other liabilities assumed to acquire Pacific                                $              -         13,897,643                   -
                                                                               ==============     ==============     ===============
Notes receivable taken in connection with sales of development properties   $     66,423,893         15,673,125                   -
                                                                               ==============     ==============     ===============

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              Regency Centers, L.P. ("RCLP" or "Partnership") is the primary entity through which Regency Centers Corporation ("Regency" or "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns all of its assets.

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. The historical financial statements of the Partnership reflect the accounts of the Partnership since its inception, together with the accounts of certain predecessor entities (including Regency Centers, Inc., a wholly-owned subsidiary of Regency through which Regency owned a substantial majority of its properties), which were merged with and into the Partnership as of February 26, 1998. At December 31, 2000, Regency owns approximately 98% of the outstanding common units of the Partnership.

              During 2000, Regency transferred all of the assets and liabilities of eighteen shopping centers to the Partnership in exchange for common units. Seventeen of the properties were acquired in 1993, and one was acquired in 1998. Since the Partnership and the eighteen properties are under the common control of Regency, the transfer of the properties has been accounted for at historical cost in a manner similar to a pooling of interests, as if the Partnership had directly acquired the properties at their original acquisition dates. Accordingly, the Partnership's financial statements have been restated to include the assets, liabilities, units issued, and results of operations of the eighteen properties from the date they were acquired.

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

                                REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

        (b)   Revenues

              The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. Minimum rent has been adjusted to reflect the effects of recognizing rent on a straight-line basis.

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

              Service operations revenue includes property management fees and leasing commissions earned from third parties, and development profits from the sale of shopping centers, build to suit properties, and land to third parties.

       (c)    Real Estate Investments

              Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects are capitalized as buildings and improvements.

              Maintenance and repairs which do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. The property cost includes the capitalization of interest expense incurred during construction based on average outstanding expenditures.

              Depreciation is computed using the straight line method over estimated useful lives of up to forty years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

              Operating properties held for sale include properties that no longer meet the Partnership's long-term investment standards such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties are segregated on the balance sheet as operating properties held for sale. The Partnership also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments are also included in operating properties held for sale. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale. During 2000, the Partnership evaluated seven shopping centers held for sale and determined that impairment had occurred. Accordingly a provision for loss on operating properties held for sale of $13.0 million was recorded. The results of operations from these seven properties was $6.8 million for the year ended December 31, 2000.

              The Partnership reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                                  REGENCY CENTERS, L.P.

                        Notes to Consolidated Financial Statements

                                  December 31, 2000

       (d)    Income Taxes

              The Partnership is not liable for federal income taxes and each partner reports its allocable share of income and deductions on its respective return; accordingly no provision for income taxes is required in the consolidated financial statements.

              Regency believes it qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code (the "Code"). As a REIT, Regency is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

              Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes primarily because of different depreciable lives and cost bases of the shopping centers, and other timing differences.

              In July 2000, two subsidiaries of the Partnership, Regency Realty Group, Inc., ("RRG") and PRT Development Corporation ("PRTDC") merged with RRG being the surviving entity. RRG is subject to federal and state income taxes and files separate tax returns. RRG, including historical amounts of PRTDC, had taxable income of $2,245,101, $5,029,438, and $774,756 for the years ended December
              31, 2000, 1999 and 1998, respectively. RRG incurred federal and state income tax of $890,318, $2,011,629 and $223,657 in 2000,
              1999 and 1998, respectively.

              The Partnership and RRG plan to jointly elect for RRG to be treated as a Taxable REIT Subsidiary of the Partnership as such term is defined in Section 856(l) of the Code. Such election, if made, will be effective for the tax year beginning January 1, 2001, and is not expected to impact the tax treatment of either Regency or RRG.

              At December 31, 2000 and 1999, the net book basis of real estate assets exceeds the tax basis by approximately $170 million and $197 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

              The following summarizes the tax status of dividends paid by Regency during the years ended December 31 (unaudited):

                                         2000            1999            1998
                                         ----            ----            ----

    Dividend per share            $      1.92            1.84            1.76
    Ordinary income                        82%            75%              71%
    Capital gain                            5%             2%               2%
    Return of capital                      11%             23%             27%
    Unrecaptured Section
      1250 gain                             2%              -               -

                                REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

       (e)    Deferred Costs

              Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Such costs are amortized over the periods  through  lease  expiration  or  loan  maturity.  Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership's shopping centers. Deferred leasing costs were $15.3 million and $7.1 million at December 31, 2000 and 1999, respectively. Deferred loan costs consists of initial direct and incremental costs associated with financing activities. Deferred loan costs were $6.0 million and $5.4 million at December 31, 2000 and 1999, respectively.

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

       (h)    Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (i)    Stock Option Plan

              Regency and the Partnership apply the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which allows companies a choice in the method of accounting for stock options. Entities may recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations state that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Regency has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                               REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

       (j)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to classifications adopted in 2000.

2.      Acquisitions of Shopping Centers

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

       On February 28, 1999, Regency acquired Pacific Retail Trust ("Pacific") for approximately $1.157 billion. The operating results of Pacific are included in the Partnership's consolidated financial statements from the date each property was acquired. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Pacific had occurred on January 1, 1999. Such pro forma information reflects adjustments to 1) increase depreciation, interest expense, and general and administrative costs and 2) adjust the weighted average common units issued to acquire the properties. Pro forma revenues would have been $324.7 million as of December 31, 1999. Pro forma net income for common unitholders would have been $99.2 million as of December 31, 1999. Pro forma basic net income per unit and pro forma diluted net income per unit would have been $1.58 and $1.58, respectively, as of December 31, 1999. This data does not purport to be indicative of what would have occurred had the Pacific acquisition been made on January 1, 1999, or of results which may occur in the future.

       During 2000 and 1999, the Partnership paid contingent consideration of $5 million and $9 million, respectively, related to the acquisition of 43 shopping centers and joint ventures acquired during 1998. No additional contingent consideration is due related to any acquisitions of the Partnership.

                             REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

3.     Segments

       The Partnership was formed, and currently operates, for the purpose of 1) operating and developing Partnership owned retail shopping centers (Retail segment), and 2) providing services including property management and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers and build to suit properties to third parties (Service operations segment). The Partnership had previously operated four office buildings that were sold during 1998 (Office buildings segment). The Partnership's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no material inter-segment sales or transfers.

       The Partnership assesses and measures operating results starting with net operating income for the Retail and Office Buildings segments and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Partnership further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Partnership considers diluted FFO to be the industry standard for reporting the operations of real estate investment trusts ("REITs"). Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the years ended
       December 31, 2000, 1999, and 1998. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                               REGENCY CENTERS, L.P.

                       Notes to Consolidated Financial Statements

                                December 31, 2000


3.     Segments (continued)
                                                                        2000             1999             1998
                                                                        ----             ----             ----
       Revenues:
         Retail segment                                         $      334,357,007      283,647,445       130,900,785
         Service operations segment                                     27,226,411       18,239,486        11,862,784
         Office buildings segment                                                -                -           532,432
                                                                   ---------------- ---------------- -----------------
            Total revenues                                      $      361,583,418      301,886,931       143,296,001
                                                                   ================ ================ =================

       Funds from Operations:

         Retail segment net operating income                    $     252,060,804      216,189,375       100,239,863
         Service operations segment income                             27,226,411       18,239,486        11,862,784
         Office buildings segment net operating income                          -                -           349,161

         Adjustments to calculate diluted FFO:
           Interest expense                                           (71,970,783)     (60,067,007)      (28,786,431)
           Interest income                                              4,807,711        2,196,954         1,957,575
           Earnings from recurring land sales                                   -                -           901,853
           General and administrative and other                       (21,869,295)     (19,746,751)      (15,064,148)
           Non-real estate depreciation                                (1,459,326)      (1,003,092)         (679,740)
           Minority interest of limited partners,
             net of gains excluded from FFO                            (1,207,364)      (2,855,404)         (464,098)
           Minority interest in depreciation
            and amortization                                             (481,184)        (584,048)         (526,018)
           Share of joint venture depreciation
            and amortization                                            1,287,793          987,912           688,686
           Distributions on preferred units                           (29,601,184)     (12,368,403)       (3,358,333)
                                                                   ---------------- ---------------- -----------------
             Funds from Operations - diluted                          158,793,583      140,989,022        67,121,154
                                                                   ---------------- ---------------- -----------------

         Reconciliation to net income for common
          unitholders:
         Real estate related depreciation
            and amortization                                          (57,970,936)     (47,608,427)      (24,366,261)
         Minority interest in depreciation
            and amortization                                              481,184          584,048           526,018
         Share of joint venture depreciation
            and amortization                                           (1,287,793)        (987,912)         (688,686)
         Provision for loss on operating properties                   (12,995,412)               -                 -
            held for sale
         Gain (loss) on sale of operating properties                    3,082,625         (232,989)        9,824,122
                                                                   ---------------- ---------------- -----------------
          Net income available for common unitholders           $      90,103,251       92,743,742        52,416,347
                                                                   ================ ================ =================

       Assets (in thousands):

         Retail segment                                         $       2,454,476        2,463,639         1,187,238
         Service operations segment                                       447,929          123,233            20,870
         Cash and other assets                                            132,739           68,064            31,999
                                                                   ---------------- ---------------- -----------------
           Total assets                                         $       3,035,144        2,654,936         1,240,107
                                                                   ================ ================ =================

                               REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

4.     Investments in Real Estate Partnerships

       The Partnership accounts for all investments in which it owns less than 50% and does not have controlling financial interest using the equity method. The Partnership's combined investment in these partnerships was $85.2 million and $66.9 million at December 31, 2000 and 1999, respectively. Net income is allocated to the Partnership in accordance with the respective partnership agreements. On June 30, 2000, the Partnership acquired the non-owned portion of nine joint ventures, previously accounted for using the equity method, for $4.4 million consisting of cash, common stock and Units. As a result, these joint ventures are wholly-owned by the Partnership and are consolidated for financial reporting purposes as of the date of acquisition.

       On December 31, 2000, the Partnership contributed $4.5 million to Columbia Regency Retail Partners, LLC ("Columbia") representing a 10% equity interest. The remaining 90% of Columbia is owned by Columbia PERFCO Partners, L.P., an affiliate of Oregon Public Employees Retirement Fund. Columbia was formed for the purpose of investing in grocery anchored shopping centers.

5.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at December 31, 2000 and 1999 consists of the following (in thousands):

                                                                           2000            1999
                                                                           ----            ----
          Notes Payable:
              Fixed rate mortgage loans                         $        270,491         382,715
              Variable rate mortgage loans                                40,640          11,376
              Fixed rate unsecured loans                                 529,941         370,696
                                                                    -------------   -------------
                    Total notes payable                                  841,072         764,787
          Unsecured line of credit                                       466,000         247,179
                                                                    -------------   -------------
                   Total                                        $      1,307,072       1,011,966
                                                                    =============   =============


       On December 15, 2000, the Partnership completed a $10 million unsecured private debt offering with an interest rate of 8.0%. The notes were priced at 99.375%, are due on December 15, 2010 and are guaranteed by Regency. On August 29, 2000, the Partnership completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by Regency. The net proceeds of the offerings were used to reduce the balance of the unsecured line of credit (the "Line").

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

5.     Notes Payable and Unsecured Line of Credit (continued)

       In July 2000, the Partnership modified the terms of its Line by reducing the commitment to $625 million. The Line matures in March 2002, but may be extended annually for one-year periods. Borrowings under the Line bear interest at a variable rate based on LIBOR plus a 1% spread (7.875% at
       December  31,  2000)  compared to LIBOR plus a 1.075%  spread  (7.575% at
       December 31, 1999), and is dependent on Regency maintaining its investment grade rating. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       Subsequent to December 31, 2000, the Partnership paid down the Line by $265 million from the proceeds of an unsecured debt offering for $220 million completed on January 22, 2001, and from the proceeds from the sale of two shopping centers to Columbia completed on December 31, 2000.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 150 basis points. Fixed interest rates on mortgage loans range from 7.04% to 9.5%.

       During 1999, the Partnership assumed debt with a fair value of $402.6 million related to the acquisition of real estate, which included debt premiums of $4.1 million based upon the above market interest rates of the debt instruments. Debt premiums are amortized over the terms of the related debt instruments.

       On April 15, 1999, the Partnership completed a $250 million unsecured debt offering in two tranches. The Partnership issued $200 million 7.4% notes due April 1, 2004, priced at 99.922% to yield 7.42%, and $50 million 7.75% notes due April 1, 2009, priced at 100%. The net proceeds of the offering were used to reduce the balance of the Line.

       As of December 31, 2000, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------   -------------   -------------
              2001                                      $          5,413          67,676          73,089
              2002 (includes the Line)                             4,719         510,084         514,803
              2003                                                 4,691          23,299          27,990
              2004                                                 5,066         199,897         204,963
              2005                                                 3,883         148,031         151,914
              Beyond 5 Years                                      32,016         292,490         324,506
              Unamortized debt premiums                                -           9,807           9,807
                                                           --------------   -------------   -------------
                   Total                                $         55,788       1,251,284       1,307,072
                                                           ==============   =============   =============


                                 REGENCY CENTERS, L.P.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

5.     Notes Payable and Unsecured Line of Credit (continued)

       Unconsolidated partnerships and joint ventures had mortgage loans payable
       of  $14.3   million  at  December   31,  2000,   and  the   Partnership's
       proportionate share of these loans was $5.9 million.

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

       In May and September 2000, the Partnership issued $70 million and $24 million of 8.75% Series E and Series F Cumulative Redeemable Preferred Units (the "Preferred Units"), respectively. The issues were sold to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par on or after May and September 2005, respectively, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at an annualized rate of 8.75%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for 8.75% Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of Regency. The net proceeds of these offerings were used to reduce the Line. In 1999, the Partnership issued similar preferred units in several series in the amount of $210 million with an average fixed distribution rate of 8.93%. At December 31, 2000, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $290 million with an average fixed distribution rate of 8.71% at December 31, 1999.

                                REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

6.     Regency's Stockholders' Equity and Partners' Capital (continued)


       Terms and conditions of the Preferred Units are summarized as follows:

                  Units             Issue              Issuance      Distribution        Callable           Redeemable
   Series         Issued            Price               Amount           Rate         by Partnership       by Unitholder
------------    -----------     ------------         ------------   --------------  ----------------     ---------------
Series A          1,600,000    $     50.00        $      80,000,000     8.125%           06/25/03            06/25/08
Series B            850,000         100.00               85,000,000     8.750%           09/03/04            09/03/09
Series C            750,000         100.00               75,000,000     9.000%           09/03/04            09/03/09
Series D            500,000         100.00               50,000,000     9.125%           09/29/04            09/29/09
Series E            700,000         100.00               70,000,000     8.750%           05/25/05            05/25/10
Series F            240,000         100.00               24,000,000     8.750%           09/08/05            09/08/10
               -------------                           -------------
                  4,640,000                       $     384,000,000
               =============                           =============



       As part of the acquisition of Pacific, Regency issued Series 1 and Series 2 preferred stock. During 1999, a holder of Series 2 preferred stock converted all of their shares into 14,987 shares of common stock. During 2000, the remaining Series 1 preferred stock was converted into 537,107 shares of Series 2 preferred stock. Series 2 preferred stock is convertible into common stock on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. Regency may redeem the preferred stock any time after October 20, 2010 at a price of $20.83 per share, plus all accrued but unpaid dividends.

       During  1999,  the  Board  of  Directors  authorized  the  repurchase  of approximately $65 million of Regency's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, Regency had completed the program by purchasing 3.25 million shares.

       During 1999, 2,500,000 shares of Class B common stock converted into 2,975,468 shares of common stock.

       On June 11, 1996, Regency entered into a Stockholders Agreement with a subsidiary of Security Capital Group Incorporated ("SCG") granting it certain rights such as purchasing common stock, nominating representatives to Regency's Board of Directors, and subjecting SCG to certain restrictions including voting and ownership restrictions. In conjunction with the acquisition of Pacific in 1999, SCG exchanged their Pacific shares for 22.6 million Regency common shares.

                               REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the years ended December 31, 2000, 1999 and 1998 (in thousands except per unit data):

                                                                     2000          1999           1998
                                                                 ------------- -------------  -------------
        Basic Earnings Per Unit (EPU) Calculation:
        Weighted average units outstanding                             58,605         55,498         26,373
                                                                 ============= ============== ==============

       Net income for common unitholders                      $        90,103         92,744         52,416
       Less: dividends paid on Class B common
         stock, Series 1 and Series 2 preferred stock                   2,817          3,654          5,378
                                                                 ------------- -------------- --------------

       Net income for Basic and Diluted EPU                   $        87,286         89,090         47,038
                                                                 ============= ============== ==============
       Basic EPU                                              $          1.49           1.61           1.78
                                                                 ============= ============== ==============

       Diluted Earnings Per Unit (EPU) Calculation
       -------------------------------------------
       Weighted average units outstanding
         for Basic EPU                                                 58,605         55,498         26,373
       Incremental units to be issued under
         common stock options using the Treasury
         method                                                            54              4             14
       Contingent units for the acquisition
         of real estate                                                     -              -            511
                                                                 ------------- -------------- --------------
       Total diluted units                                             58,659         55,502         26,898
                                                                 ============= ============== ==============
       Diluted EPU                                           $           1.49           1.61           1.75
                                                                 ============= ============== ==============


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

                                December 31, 2000

8.     Long-Term Stock Incentive Plans

       Regency is committed to contribute to the Partnership all proceeds from the exercise of options or other stock-based awards granted under Regency's Stock Option and Incentive Plan. Regency's ownership in the Partnership will be increased based on the amount of proceeds contributed to the Partnership.

       In 1993, Regency adopted a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12% of Regency's common shares outstanding not to exceed 8.5 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and contain vesting terms of one to five years from the date of grant.

       At December 31, 2000, there were approximately 2 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $2.18 and $1.23 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 8.1%, risk-free interest rate of 6.7%, expected volatility 20%, and an expected life of 6.0 years; 1999 - expected dividend yield 9.2%, risk-free interest rate of 5.7%, expected volatility 21%, and an expected life of 5.3 years. Regency applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

       Had the Partnership determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Partnership's net income for common unitholders would have been reduced to the pro forma amounts indicated below (in thousands except per unit data):

        Net income for
        common unitholders                            2000           1999            1998
        ------------------                            ----           ----            ----
        As reported:                           $     90,103         92,744           52,416
          Net income per unit:
            Basic                              $       1.49           1.61             1.78
            Diluted                            $       1.49           1.61             1.75

        Pro forma:                             $     89,173         90,591           51,391
          Net income per unit:
            Basic                              $       1.47           1.57             1.74
            Diluted                            $       1.47           1.57             1.71



                            REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

8.     Long-Term Stock Incentive Plans (continued)

       Stock option activity during the periods indicated is as follows:

                                                                           Weighted
                                                  Number of                 Average
                                                    Shares               Exercise Price
                                               -----------------       --------------------

Outstanding, December 31, 1997                 $      1,318,507     $         25.08
                                               -----------------       --------------------

  Granted                                               741,265               24.39
  Forfeited                                            (123,495)              25.33
  Exercised                                            (227,700)              24.97
                                               -----------------       --------------------

Outstanding, December 31, 1998                        1,708,577               24.71
                                               -----------------       --------------------

  Granted                                               860,767               20.70
  Pacific Merger                                      1,251,719               24.24
  Forfeited                                             (87,395)              25.69
  Exercised                                              (4,000)              17.88
                                               -----------------       --------------------

Outstanding, December 31, 1999                        3,729,668               23.61
                                               -----------------       --------------------

  Granted                                                52,924               21.59
  Forfeited                                            (170,798)              25.52
  Exercised                                             (21,017)              21.69
                                               -----------------       --------------------

Outstanding, December 31, 2000                 $      3,590,777      $        23.50
                                               =================       ====================




       The  following   table   presents   information   regarding  all  options
       outstanding at December 31, 2000:


                         Weighted
                         Average                                      Weighted
    Number of           Remaining                Range of             Average
     Options           Contractual               Exercise             Exercise
   Outstanding             Life                   Prices               Price
  --------------      --------------         ----------------      -------------
      412,823             8.32          $      16.75 - 19.81         $   19.73
    1,410,239             7.72                 20.83 - 23.19             21.87
    1,767,715             6.37                 25.00 - 27.69             25.68
  -----------------   --------------         ------------------    -------------
    3,590,777             7.12          $      16.75 - 27.69         $   23.50
  =================   ==============         ==================    =============

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


8.     Long-Term Stock Incentive Plans (continued)

       The following table presents information regarding options currently exercisable at December 31, 2000:
                                                                   Weighted
            Number of                      Range of                 Average
            Options                       Exercise                 Exercise
           Exercisable                     Prices                    Price
        ---------------              -----------------          --------------
              135,850              $    16.75 - 19.81          $     19.55
              653,789                   20.83 - 23.19                21.96
            1,176,409                   25.00 - 27.69                25.62
        ---------------             -------------------        ---------------
            1,966,048              $    16.75 - 27.69          $     23.98
        ===============             ===================        ===============


       Also as part of the Plan, officers and other key employees have received loans to purchase stock with market rates of interest, have been granted restricted stock, and have been granted dividend equivalents. During 2000, 1999, and 1998, the Partnership charged $3,423,079, $1,030,645, and
       $1,322,164, respectively, to income on the consolidated statements of operations related to the Plan.

9.     Operating Leases

       The Partnership's properties are leased to tenants under operating leases with expiration dates extending to the year 2032. Future minimum rents under noncancelable operating leases as of December 31, 2000, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows:

               Year Ending December 31,                        Amount
            ---------------------------                  ----------------

                         2001                    $            248,534,659
                         2002                                 237,070,457
                         2003                                 214,939,060
                         2004                                 184,882,360
                         2005                                 156,602,001
                      Thereafter                            1,033,051,454
                                                         -----------------

                        Total                    $          2,075,079,991
                                                         =================


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

                               REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

10.    Contingencies

       The Partnership, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at the Partnership's shopping centers is the principal environmental concern. The Partnership believes that the tenants who operate these plants do so in accordance with current laws and regulations and has established procedures to monitor their operations. Additionally, the Partnership uses all legal means to cause tenants to remove dry cleaning plants from its shopping centers. Where available, the Partnership has applied and been accepted into state sponsored environmental programs. The Partnership has a blanket environmental insurance policy that covers it against third party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. The Partnership has also placed environmental insurance on specific properties with known contamination in order to mitigate its environmental risk. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of the Partnership. At December 31, 2000 and 1999, the Partnership had recorded environmental liabilities of $2.1 million and $2.6 million, respectively.

  11.  Market and Dividend Information (Unaudited)

       Regency's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". Regency currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on Regency's common stock by quarter for 2000 and 1999:

                                             2000                                             1999
                                         -----------                                       ---------
                                                           Cash                                               Cash
     Quarter                  High           Low         Dividends            High             Low         Dividends
      Ended                   Price         Price        Declared             Price           Price         Declared
---------------           ------------    ---------    -------------      -----------     -----------     -------------
March 31               $     20.9375       18.3125          .48              23.1250         18.7500          .46
June 30                      23.7500       19.2500          .48              22.5000         19.0000          .46
September 30                 24.0000       21.2500          .48              22.1250         19.8750          .46
December 31                  24.0625       20.7500          .48              20.8125         18.7500          .46


                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

12.    Summary of Quarterly Financial Data (Unaudited)

       Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2000 and 1999 (amounts in thousands, except per unit data):

                                              First           Second           Third           Fourth
                                             Quarter          Quarter         Quarter          Quarter
                                           -----------      -----------     -----------      -----------
       2000:
       Revenues                       $      81,202           86,263          92,638          101,480
       Net income for
         common unitholders                  23,008           16,615          25,243           25,237
       Net income per unit:
         Basic                                  .38              .27             .42              .42
         Diluted                                .38              .27             .42              .42

       1999:

       Revenues                       $      51,422           79,664          79,598           91,203
       Net income for
         common unitholders                  14,238           25,786          25,413           27,307
       Net income per unit:
         Basic                                  .34              .41             .40              .44
         Diluted                                .34              .41             .40              .44




                          Independent Auditors' Report

                         On Financial Statement Schedule

The Unitholders of Regency Centers, L.P. and the Board of Directors of Regency Centers Corporation


Under date of January 30, 2001, we reported on the consolidated balance sheets of Regency Centers, L.P. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Jacksonville, Florida
January 30, 2001

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2000


                                                                                                                 Schedule III

                                               Initial Cost                                               Total Cost
                                        ---------------------------                        -----------------------------------------
                                                                       Cost Capitalized                                   Properties
                                                        Building &       Subsequent to                     Building &        Held
                                          Land         Improvements       Acquisition        Land         Improvements     For Sale
                                        ---------      ------------    ----------------    ---------      ------------    ----------

ANASTASIA SHOPPING PLAZA                1,072,451        3,617,493          301,711        1,072,451        3,919,204              -
ASHFORD PLACE                           2,803,998        9,943,994         (403,272)       2,583,998        9,760,722              -
AVENTURA SHOPPING CENTER                2,751,094        9,317,790          540,734        2,751,094        9,858,524              -
BECKETT COMMONS                         1,625,242        5,844,871        2,309,405        1,625,242        8,154,276              -
BENEVA                                  2,483,547        8,851,199          313,511        2,483,547        9,164,710              -
BENT TREE PLAZA                         1,927,712        6,659,082           10,197        1,927,712        6,669,279              -
BERKSHIRE COMMONS                       2,294,960        8,151,236          156,479        2,294,960        8,307,715              -
BLOOMINGDALE                            3,861,759       14,100,891          361,499        3,861,759       14,462,390              -
BOLTON PLAZA                            2,660,227        6,209,110        1,512,090        2,634,664        7,746,763              -
BONNERS POINT                             859,854        2,878,641          207,833          859,854        3,086,474              -
BOYNTON LAKES PLAZA                     2,783,000       10,043,027        1,318,669        2,783,000       11,361,696              -
BRAELINN VILLAGE EQUIPORT               4,191,214       12,389,585      (16,580,799)               -                -              -
BRIARCLIFF LA VISTA                       694,120        2,462,819          583,747          694,120        3,046,566              -
BRIARCLIFF VILLAGE                      4,597,018       16,303,813        7,021,607        4,597,018       23,325,420              -
BROOKVILLE PLAZA                        1,208,012        4,205,994          376,817        1,208,012        4,582,811              -
BUCKHEAD COURT                          1,737,569        6,162,941        1,654,283        1,627,569        7,927,224              -
CAMBRIDGE SQUARE                          792,000        2,916,034        1,207,880          792,000        4,123,914              -
CARMEL COMMONS                          2,466,200        8,903,187        1,804,831        2,466,200       10,708,018              -
CARRIAGE GATE                             740,960        2,494,750        1,272,011          740,960        3,766,761              -
CENTER OF SEVEN SPRINGS                 1,737,994        6,290,048       (2,260,073)               -                -      5,767,969
CHASEWOOD PLAZA                         1,675,000       11,390,727        6,401,312        2,476,486       16,990,553              -
CHERRY GROVE                            3,533,146       12,710,297        1,826,211        3,533,146       14,536,508              -
CITY VIEW SHOPPING CENTER               1,207,204        4,341,304          118,113        1,207,204        4,459,417              -
COLUMBIA MARKETPLACE                    1,280,158        4,285,745          354,411        1,280,158        4,640,156              -
COUNTRY CLUB                            1,105,201        3,709,452          170,907        1,105,201        3,880,359              -
COURTYARD SHOPPING CENTER               1,761,567        4,187,039        1,520,641        1,761,567        5,707,680              -
CROMWELL SQUARE                         1,771,892        6,285,288          342,314        1,771,892        6,627,602              -
CUMMING 400                             2,374,562        8,420,776          558,693        2,374,562        8,979,469              -
DELK SPECTRUM                           2,984,577       11,048,896           20,949        2,984,577       11,069,845              -
DUNWOODY HALL                           1,819,209        6,450,922        3,747,250        1,819,209       10,198,172              -
DUNWOODY VILLAGE                        2,326,063        7,216,045        2,484,374        2,326,063        9,700,419              -
EAST POINTE                             1,868,120        6,742,983          919,777        2,634,366        6,896,514              -
EAST PORT PLAZA                         3,257,023       11,611,363       (1,938,895)               -                -     12,929,491
ENSLEY SQUARE                             915,493        3,120,928          610,824          915,493        3,731,752              -
EVANS CROSSING                          1,468,743        5,123,617          955,407        1,634,997        5,912,770              -
FLEMING ISLAND                          3,076,701        6,291,505        3,090,987        3,076,701        9,382,492              -
FRANKLIN SQUARE                         2,584,025        9,379,749        1,404,392        2,584,383       10,783,783              -
GARDEN SQUARE                           2,073,500        7,614,748          483,109        2,136,135        8,035,222              -
GARNER FESTIVAL                         5,591,099       19,897,197        1,793,888        5,591,099       21,691,085              -
GLENWOOD VILLAGE                        1,194,198        4,235,476          242,011        1,194,198        4,477,487              -
HAMILTON MEADOWS                        2,034,566        6,582,429       (8,616,995)               -                -              -
HAMPSTEAD VILLAGE                       2,769,901        6,379,103        1,240,203        3,392,115        6,997,092              -
HARPETH VILLAGE FIELDSTONE              2,283,874        5,559,498        3,734,419        2,283,874        9,293,917              -
HIGHLAND SQUARE                         2,615,250        9,359,722        5,666,627        2,615,250       15,026,349              -
HINSDALE LAKE COMMONS                   4,217,840       15,039,854        1,584,249        5,729,008       15,112,935              -
HYDE PARK                               9,240,000       33,340,181        2,776,959        9,735,102       35,622,038              -
KERNERSVILLE PLAZA                      1,741,562        6,081,020          528,997        1,741,562        6,610,017              -
KINGS CROSSING (SUN CITY)               2,349,602        4,599,101                -                -                -      6,948,703
KINGSDALE SHOPPING CENTER               3,866,500       14,019,614        5,321,237        4,027,691       19,179,660              -
LAGRANGE MARKETPLACE                      983,923        3,294,003          130,433          983,923        3,424,436              -
LAKE PINE PLAZA                         2,008,110        6,908,986          612,580        2,008,110        7,521,566              -
LAKESHORE                               1,617,940        5,371,499           64,081        1,617,940        5,435,580              -
LOEHMANNS PLAZA                         3,981,525       14,117,891          868,942        3,981,525       14,986,833              -
LOVEJOY STATION                         1,540,000        5,581,468           59,667        1,540,000        5,641,135              -
LUCEDALE MARKETPLACE                      641,565        2,147,848          139,567          641,565        2,287,415              -
MAINSTREET SQUARE                       1,274,027        4,491,897           93,113        1,274,027        4,585,010              -
MARINERS VILLAGE                        1,628,000        5,907,835          195,659        1,628,000        6,103,494              -
MARKETPLACE  ST PETE                    1,287,000        4,662,740          317,523        1,287,000        4,980,263              -
MARTIN DOWNS VILLAGE CENTER             2,000,000        5,133,495        3,244,491        2,437,664        7,940,322              -
MARTIN DOWNS VILLAGE SHOPPES              700,000        1,207,861        3,356,349          817,135        4,447,075              -
MAXTOWN ROAD (NORTHGATE)                1,753,136        6,244,449           39,147        1,753,136        6,283,596              -
MAYNARD CROSSING                        4,066,381       14,083,800        1,226,756        4,066,381       15,310,556              -
MEMORIAL BEND SHOPPING CENTER           3,256,181       11,546,660        2,357,507        3,366,181       13,794,167              -
MERCHANTS VILLAGE                       1,054,306        3,162,919        3,408,515        1,054,306        6,571,434              -
MILLHOPPER                              1,073,390        3,593,523        1,051,405        1,073,390        4,644,928              -
NASHBORO                                1,824,320        7,167,679          432,712        1,824,320        7,600,391              -
NEWBERRY SQUARE                         2,341,460        8,466,651        1,223,887        2,341,460        9,690,538              -
NORTH MIAMI SHOPPING CENTER               603,750        2,021,250           95,210          603,750        2,116,460              -
NORTHLAKE VILLAGE I                     2,662,000        9,684,740                -        2,662,000        9,684,740              -
OAKLEY PLAZA                            1,772,540        6,406,975           78,733        1,772,540        6,485,708              -
OCEAN BREEZE                            1,250,000        3,341,199        2,530,807        1,527,400        5,594,606              -
OLD ST AUGUSTINE PLAZA                  2,047,151        7,355,162        1,080,463        2,047,151        8,435,625              -
ORCHARD SQUARE                          1,155,000        4,135,353        2,090,979        1,155,000        6,226,332              -
PACES FERRY PLAZA                       2,811,522        9,967,557        2,111,899        2,811,622       12,079,356              -
PALM HARBOUR SHOPPING VILLAGE           2,899,928       10,998,230        1,359,022        2,905,098       12,352,082              -
PALM TRAILS PLAZA                       2,438,996        5,818,523          (31,171)       2,218,233        6,008,115              -
PARK PLACE                              2,231,745        7,974,362           86,600        2,231,745        8,060,962              -
PARKWAY STATION                         1,123,200        4,283,917          300,648        1,123,200        4,584,565              -
PEACHLAND PROMENADE                     1,284,562        5,143,564          173,687        1,284,561        5,317,252              -
PEARTREE VILLAGE                        5,196,653        8,732,711       10,768,493        5,196,653       19,501,204              -
PIKE CREEK                              5,077,406       18,860,183          724,905        5,077,406       19,585,088              -
PINE TREE PLAZA                           539,000        1,995,927        3,381,345          539,000        5,377,272              -
POWERS FERRY SQUARE                     3,607,647       12,790,749        4,022,113        3,607,647       16,812,862              -
POWERS FERRY                            1,190,822        4,223,606          263,165        1,190,822        4,486,771              -
QUEENSBOROUGH                           1,826,000        6,501,056         (807,932)       1,163,021        6,356,103              -
REGENCY COURT                           3,571,337       12,664,014       (1,930,142)               -                -     14,305,209
REGENCY SQUARE  BRANDON                   577,975       18,156,719        8,320,161        4,491,461       22,563,394              -
RIVERMONT STATION                       2,887,213       10,445,109          101,952        2,887,213       10,547,061              -
ROSWELL VILLAGE                         2,304,345        6,777,200       (9,081,545)               -                -              -
RUSSELL RIDGE                           2,153,214                -        6,608,950        2,215,341        6,546,823              -
SANDY PLAINS VILLAGE                    2,906,640       10,412,440        1,691,401        2,906,640       12,103,841              -
SANDY SPRINGS VILLAGE                     733,126        2,565,411        1,112,061          733,126        3,677,472              -
SHOPPES @ 104                           2,651,000        9,523,429          610,192        2,651,000       10,133,621              -
SHOPPES AT MASON                        1,576,656        5,357,855                -        1,576,656        5,357,855              -
SILVERLAKE                              2,004,860        7,161,869           98,371        2,004,860        7,260,240              -
SOUTH MONROE                            1,200,000        6,566,974       (1,345,539)         874,999        5,546,436              -
SOUTH POINTE CROSSING                   4,399,303       11,116,491          927,990        4,399,303       12,044,481              -
ST ANN SQUARE                           1,541,883        5,597,282           19,817        1,541,883        5,617,099              -
STATLER SQUARE                          2,227,819        7,479,952          720,700        2,227,819        8,200,652              -
TAMIAMI TRAILS                          2,046,286        7,462,646          196,617        2,046,286        7,659,263              -
TEQUESTA SHOPPES                        1,782,000        6,426,042       (2,482,514)               -                -      5,725,528
TERRACE WALK                            1,196,286        2,935,683          149,052        1,196,286        3,084,735              -
THE MARKETPLACE                         1,211,605        4,056,242        2,927,775        1,758,434        6,437,188              -
TINWOOD HOTEL SITE                      6,942,321                -                -                -                -      6,942,321
TOWN CENTER AT MARTIN DOWNS             1,364,000        4,985,410           35,225        1,364,000        5,020,635              -
TOWN SQUARE                               438,302        1,555,481        4,815,369          768,302        6,040,850              -
TROWBRIDGE CROSSING EQUIPORT              910,263        1,914,551       (2,824,814)               -                -              -
UNION SQUARE SHOPPING CENTER            1,578,654        5,933,889          425,198        1,578,656        6,359,085              -
UNIVERSITY COLLECTION                   2,530,000        8,971,597          209,563        2,530,000        9,181,160              -
UNIVERSITY MARKETPLACE                  3,250,562        7,044,579       (3,925,333)               -                -      6,369,808
VILLAGE CENTER 6                        3,885,444       10,799,316          505,099        3,885,444       11,304,415              -
VILLAGE IN TRUSSVILLE                     973,954        3,260,627          133,183          973,954        3,393,810              -
WATERFORD TOWNE CENTER                  5,650,058        6,843,671        1,188,271        6,289,801        7,392,199              -
WELLEBY                                 1,496,000        5,371,636        1,450,793        1,496,000        6,822,429              -
WELLINGTON MARKET PLACE                 5,070,384       13,308,972       (2,531,150)               -                -     15,848,206
WELLINGTON TOWN SQUARE                  1,914,000        7,197,934          837,800        1,914,000        8,035,734              -
WEST COUNTY                             1,491,462        4,993,155          146,986        1,491,462        5,140,141              -
WESTCHESTER PLAZA                       1,857,048        6,456,178          646,769        1,857,048        7,102,947              -
WINDMILLER PLAZA PHASE I                2,620,355       11,190,526          926,947        2,620,355       12,117,473              -
WOODCROFT SHOPPING CENTER               1,419,000        5,211,981          392,720        1,419,000        5,604,701              -
WORTHINGTON PARK CENTRE                 3,346,203       10,053,858          947,237        3,346,203       11,001,095              -

ARAPAHO VILLAGE                           837,148        8,031,688          260,963          837,148        8,292,651              -
ARDEN SQUARE                            3,140,000        7,420,438      (10,560,438)               -                -              -
BETHANY PARK PLACE                      4,604,877        5,791,750                -        4,604,877        5,791,750              -
BLOSSOM VALLEY                          7,803,568       10,320,913          135,248        7,803,568       10,456,161              -
BOULEVARD CENTER                        3,659,040        9,658,227          200,350        3,659,040        9,858,577              -
BRISTOL WARNER                          5,000,000       11,997,016          138,051        5,000,000       12,135,067              -
BUCKLEY SQUARE                          2,970,000        5,126,240           45,247        2,970,000        5,171,487              -
CASA LINDA PLAZA                        4,515,000       30,809,330          204,222        4,515,000       31,013,552              -
CASCADE PLAZA                           3,023,165       10,694,460        4,758,038                -                -     18,475,663
CHAMPIONS FOREST                        2,665,875        8,678,603           36,800        2,665,875        8,715,403              -
CHERRY PARK MARKET                      2,400,000       16,162,934          298,667        2,400,000       16,461,601              -
CHEYENNE MEADOWS                        1,601,425        7,700,084                -        1,601,425        7,700,084              -
COOPER STREET                           2,078,891       10,682,189           38,749        2,078,891       10,720,938              -
COSTA VERDE                            12,740,000       25,261,188          114,685       12,740,000       25,375,873              -
COUNTRY CLUB CALIF                      3,000,000       11,657,200           59,857        3,000,000       11,717,057              -
CREEKSIDE PHASE II                        390,802        1,397,415                -          390,802        1,397,415              -
CROSSROADS                              3,513,903        2,595,055                -        3,513,903        2,595,055              -
DIABLO PLAZA                            5,300,000        7,535,866           56,934        5,300,000        7,592,800              -
EL CAMINO                               7,600,000       10,852,428          259,628        7,600,000       11,112,056              -
EL NORTE PARKWAY PLA                    2,833,510        6,332,078           73,976        2,833,510        6,406,054              -
ENCINA GRANDE                           5,040,000       10,378,539          164,054        5,040,000       10,542,593              -
FRIARS MISSION                          6,660,000       27,276,992           29,524        6,660,000       27,306,516              -
FRISCO PRESTONBROOK                     4,703,516       10,761,732                -        4,703,516       10,761,732              -
HANCOCK                                 8,231,581       24,248,620        1,272,299        8,231,581       25,520,919              -
HARWOOD HILLS VILLAGE                   2,852,704        8,996,133           70,486        2,852,704        9,066,619              -
HAWTHORNE PLAZA                                 -          196,481         (196,481)               -                -              -
HEBRON PARK                             1,887,281        5,375,951                -                -                -      7,263,232
HERITAGE LAND                          12,390,000                -                -       12,390,000                -              -
HERITAGE PLAZA                                  -       23,675,957          301,686                -       23,977,643              -
HILLCREST VILLAGE                       1,600,000        1,797,686            8,506        1,600,000        1,806,192              -
INGLEWOOD PLAZA                         1,300,000        1,862,406          122,591        1,300,000        1,984,997              -
JAMES CENTER                            2,706,000        9,451,497        7,812,892                -                -     19,970,389
KELLER TOWN CENTER                              -              690             (690)               -                -              -
LAKE MERIDIAN                           6,510,000       12,121,889          243,497        6,510,000       12,365,386              -
LEETSDALE MARKETPLACE                   3,420,000        9,933,701           13,863        3,420,000        9,947,564              -
LITTLETON SQUARE                        2,030,000        8,254,964            4,653        2,030,000        8,259,617              -
LLOYD KING CENTER                       1,779,180        8,854,803                -        1,779,180        8,854,803              -
LOEHMANNS PLAZA CALIFORNIA              5,420,000        8,679,135          123,476        5,420,000        8,802,611              -
MACARTHUR PARK PHASE I                  3,915,848        6,837,889                -                -                -     10,753,737
MARKET AT PRESTON FOREST                4,400,000       10,752,712            3,919        4,400,000       10,756,631              -
MARKET AT ROUND ROCK                    2,000,000        9,676,170           43,868        2,000,000        9,720,038              -
MILLS POINTE                            2,000,000       11,919,176           33,869        2,000,000       11,953,045              -
MOCKINGBIRD COMMON                      3,000,000        9,675,600          214,737        3,000,000        9,890,337              -
MONUMENT JACKSON CREEK                  2,999,482        6,476,151                -        2,999,482        6,476,151              -
MORNINGSIDE PLAZA                       4,300,000       13,119,929          113,015        4,300,000       13,232,944              -
MURRAYHILL MARKETPLACE                  2,600,000       15,753,034          335,958        2,600,000       16,088,992              -
NEWLAND CENTER                         12,500,000       12,221,279          351,933       12,500,000       12,573,212              -
NORTH HILLS                             4,900,000       18,972,202           78,584        4,900,000       19,050,786              -
NORTHVIEW PLAZA                         1,956,961        8,694,879           47,155        1,956,961        8,742,034              -
OAKBROOK PLAZA                          4,000,000        6,365,704            5,229        4,000,000        6,370,933              -
PASEO VILLAGE                           2,550,000        7,780,102           79,597        2,550,000        7,859,699              -
PIMA CROSSING                           5,800,000       24,891,690          192,340        5,800,000       25,084,030              -
PINE LAKE VILLAGE                       6,300,000       10,522,041           56,514        6,300,000       10,578,555              -
PLAZA DE HACIENDA                       4,230,000       11,741,933          118,865        4,230,000       11,860,798              -
PLAZA HERMOSA                           4,200,000        9,369,630           48,788        4,200,000        9,418,418              -
PRESTON PARK                            6,400,000       46,896,071          109,678        6,400,000       47,005,749              -
PRESTONWOOD PARK                                -           12,276          (12,276)               -                -              -
REDLANDS MARKET                                 -                -                -                -                -              -
REDONDO VILLAGE CENTER                          -                -           24,752                -           24,752              -
RIDGLEA PLAZA                           1,675,498       12,912,138          128,081        1,675,498       13,040,219              -
RONA PLAZA                              1,500,000        4,356,480           15,370        1,500,000        4,371,850              -
SAMMAMISH HIGHLAND                      9,300,000        7,553,288          100,138        9,300,000        7,653,426              -
SAN FERNANDO VALUE SQUARE               2,448,407        8,765,266                -                -                -     11,213,673
SAN LEANDRO                             1,300,000        7,891,091           34,326        1,300,000        7,925,417              -
SANTA ANA DOWTOWN                       4,240,000        7,319,468           51,218        4,240,000        7,370,686              -
SEQUOIA STATION                         9,100,000       17,899,819           19,740        9,100,000       17,919,559              -
SHERWOOD MARKET CENTER                  3,475,000       15,897,972           44,542        3,475,000       15,942,514              -
SHILOH PHASE II                           288,135        1,822,692                -          288,135        1,822,692              -
SOUTH POINT PLAZA                       5,000,000       10,085,995           64,627        5,000,000       10,150,622              -
SOUTHCENTER                             1,300,000       12,250,504            5,321        1,300,000       12,255,825              -
SOUTHPARK                               3,077,667        9,399,976           48,068        3,077,667        9,448,044              -
STRAWFLOWER VILLAGE                     4,060,228        7,232,936           71,139        4,060,228        7,304,075              -
STROH RANCH                             4,138,423        7,110,856                -        4,138,423        7,110,856              -
SUNNYSIDE 205                           1,200,000        8,703,281           51,636        1,200,000        8,754,917              -
TARRANT PARKWAY VILLAGE                         -                -                -                -                -              -
TASSAJARA CROSSING                      8,560,000       14,899,929           26,755        8,560,000       14,926,684              -
THE PROMENADE                           2,526,480       12,712,811          162,056        2,526,480       12,874,867              -
THE VILLAGE                               522,313        6,984,992          116,839          522,313        7,101,831              -
THOMAS LAKE                             6,000,000       10,301,811            5,136        6,000,000       10,306,947              -
TWIN PEAKS                              5,200,000       25,119,758           71,465        5,200,000       25,191,223              -
VALLEY RANCH CENTRE                     3,021,181       10,727,623                -        3,021,181       10,727,623              -
VENTURA VILLAGE                         4,300,000        6,351,012           23,271        4,300,000        6,374,283              -
WALKER CENTER                           3,840,000        6,417,522            4,398        3,840,000        6,421,920              -
WEST HILLS                              2,200,000        6,045,233                -        2,200,000        6,045,233              -
WEST PARK PLAZA                         5,840,225        4,991,746          110,970        5,840,225        5,102,716              -
WESTLAKE VILLAGE CENTER                 7,042,728       25,744,011          394,390        7,042,728       26,138,401              -
WOODMAN VAN NUYS                        5,500,000        6,835,246           45,215        5,500,000        6,880,461              -
WOODSIDE CENTRAL                        3,500,000        8,845,697           21,979        3,500,000        8,867,676              -
OPERATING BUILD TO SUIT PROPERTIES     11,158,450       30,478,383                -                -                -     41,636,833
                                       ---------------------------------------------------------------------------------------------
                                      620,308,743    1,833,804,353      107,682,531      564,089,984    1,813,554,881    184,150,762
                                      ==============================================================================================


                                                                               Total
                                                                               Net of
                                                          Accumulated       Accumulated
                                             Total        Depreciation      Depreciation           Mortgages
                                             -----        ------------      ------------           ---------

ANASTASIA SHOPPING PLAZA                    4,991,655        834,635          4,157,020                    -
ASHFORD PLACE                              12,344,720      1,264,099         11,080,621            4,439,839
AVENTURA SHOPPING CENTER                   12,609,618      3,090,545          9,519,073            8,325,714
BECKETT COMMONS                             9,779,518        477,481          9,302,037                    -
BENEVA                                     11,648,257        477,015         11,171,242                    -
BENT TREE PLAZA                             8,596,991        521,063          8,075,928            5,425,181
BERKSHIRE COMMONS                          10,602,675      1,531,756          9,070,919                    -
BLOOMINGDALE                               18,324,149      1,074,042         17,250,107                    -
BOLTON PLAZA                               10,381,427      1,412,866          8,968,561                    -
BONNERS POINT                               3,946,328        747,759          3,198,569                    -
BOYNTON LAKES PLAZA                        14,144,696        803,345         13,341,351                    -
BRAELINN VILLAGE EQUIPORT                           -              -                  -                    -
BRIARCLIFF LA VISTA                         3,740,686        409,919          3,330,767                    -
BRIARCLIFF VILLAGE                         27,922,438      2,290,157         25,632,281           12,932,901
BROOKVILLE PLAZA                            5,790,823        367,136          5,423,687                    -
BUCKHEAD COURT                              9,554,793        902,438          8,652,355                    -
CAMBRIDGE SQUARE                            4,915,914        330,962          4,584,952                    -
CARMEL COMMONS                             13,174,218      1,019,471         12,154,747                    -
CARRIAGE GATE                               4,507,721      1,093,281          3,414,440            2,202,286
CENTER OF SEVEN SPRINGS                     5,767,969              -          5,767,969                    -
CHASEWOOD PLAZA                            19,467,039      3,733,220         15,733,819                    -
CHERRY GROVE                               18,069,654        979,644         17,090,010                    -
CITY VIEW SHOPPING CENTER                   5,666,621        508,109          5,158,512                    -
COLUMBIA MARKETPLACE                        5,920,314        961,958          4,958,356                    -
COUNTRY CLUB                                4,985,560        797,642          4,187,918                    -
COURTYARD SHOPPING CENTER                   7,469,247      1,627,178          5,842,069                    -
CROMWELL SQUARE                             8,399,494        797,071          7,602,423                    -
CUMMING 400                                11,354,031      1,078,135         10,275,896            6,272,880
DELK SPECTRUM                              14,054,422        877,663         13,176,759           10,000,000
DUNWOODY HALL                              12,017,381        849,171         11,168,210                    -
DUNWOODY VILLAGE                           12,026,482      1,087,192         10,939,290            7,015,740
EAST POINTE                                 9,530,880        546,513          8,984,367            5,072,570
EAST PORT PLAZA                            12,929,491              -         12,929,491                    -
ENSLEY SQUARE                               4,647,245        450,754          4,196,491                    -
EVANS CROSSING                              7,547,767        430,440          7,117,327            4,164,789
FLEMING ISLAND                             12,459,193        408,968         12,050,225            3,278,199
FRANKLIN SQUARE                            13,368,166        857,149         12,511,017            8,827,413
GARDEN SQUARE                              10,171,357        662,842          9,508,515            6,280,967
GARNER FESTIVAL                            27,282,184      1,176,383         26,105,801                    -
GLENWOOD VILLAGE                            5,671,685        562,428          5,109,257            2,028,574
HAMILTON MEADOWS                                    -              -                  -                    -
HAMPSTEAD VILLAGE                          10,389,207        266,895         10,122,312           10,362,993
HARPETH VILLAGE FIELDSTONE                 11,577,791        680,182         10,897,609                    -
HIGHLAND SQUARE                            17,641,599        846,864         16,794,735            3,719,181
HINSDALE LAKE COMMONS                      20,841,943        797,810         20,044,133                    -
HYDE PARK                                  45,357,140      3,240,897         42,116,243           24,750,000
KERNERSVILLE PLAZA                          8,351,579        448,209          7,903,370            5,068,534
KINGS CROSSING (SUN CITY)                   6,948,703              -          6,948,703                    -
KINGSDALE SHOPPING CENTER                  23,207,351      1,326,800         21,880,551                    -
LAGRANGE MARKETPLACE                        4,408,359        716,774          3,691,585                    -
LAKE PINE PLAZA                             9,529,676        515,286          9,014,390            5,782,351
LAKESHORE                                   7,053,520        400,597          6,652,923            3,602,120
LOEHMANNS PLAZA                            18,968,358      1,831,189         17,137,169                    -
LOVEJOY STATION                             7,181,135        492,642          6,688,493                    -
LUCEDALE MARKETPLACE                        2,928,980        495,134          2,433,846                    -
MAINSTREET SQUARE                           5,859,037        446,758          5,412,279                    -
MARINERS VILLAGE                            7,731,494        606,338          7,125,156                    -
MARKETPLACE  ST PETE                        6,267,263        652,196          5,615,067                    -
MARTIN DOWNS VILLAGE CENTER                10,377,986      1,810,700          8,567,286                    -
MARTIN DOWNS VILLAGE SHOPPES                5,264,210        718,297          4,545,913                    -
MAXTOWN ROAD (NORTHGATE)                    8,036,732        444,588          7,592,144            5,230,580
MAYNARD CROSSING                           19,376,937      1,037,540         18,339,397           11,374,878
MEMORIAL BEND SHOPPING CENTER              17,160,348      1,691,123         15,469,225            7,822,505
MERCHANTS VILLAGE                           7,625,740        553,291          7,072,449                    -
MILLHOPPER                                  5,718,318      1,353,102          4,365,216                    -
NASHBORO                                    9,424,711        347,547          9,077,164                    -
NEWBERRY SQUARE                            12,031,998      1,984,916         10,047,082            6,166,402
NORTH MIAMI SHOPPING CENTER                 2,720,210        843,093          1,877,117                    -
NORTHLAKE VILLAGE I                        12,346,740         63,615         12,283,125            6,874,684
OAKLEY PLAZA                                8,258,248        622,549          7,635,699                    -
OCEAN BREEZE                                7,122,006      1,307,238          5,814,768                    -
OLD ST AUGUSTINE PLAZA                     10,482,776        964,259          9,518,517                    -
ORCHARD SQUARE                              7,381,332        593,771          6,787,561                    -
PACES FERRY PLAZA                          14,890,978      1,406,588         13,484,390                    -
PALM HARBOUR SHOPPING VILLAGE              15,257,180      1,373,908         13,883,272                    -
PALM TRAILS PLAZA                           8,226,348        401,001          7,825,347                    -
PARK PLACE                                 10,292,707        439,261          9,853,446                    -
PARKWAY STATION                             5,707,765        561,309          5,146,456                    -
PEACHLAND PROMENADE                         6,601,813        880,779          5,721,034            4,002,787
PEARTREE VILLAGE                           24,697,857      1,747,608         22,950,249           12,433,938
PIKE CREEK                                 24,662,494      1,249,361         23,413,133           12,012,638
PINE TREE PLAZA                             5,916,272        301,909          5,614,363                    -
POWERS FERRY SQUARE                        20,420,509      1,880,304         18,540,205                    -
POWERS FERRY                                5,677,593        530,917          5,146,676            2,851,309
QUEENSBOROUGH                               7,519,124        346,699          7,172,425                    -
REGENCY COURT                              14,305,209              -         14,305,209                    -
REGENCY SQUARE  BRANDON                    27,054,855      7,484,193         19,570,662                    -
RIVERMONT STATION                          13,434,274        937,782         12,496,492                    -
ROSWELL VILLAGE                                     -              -                  -                    -
RUSSELL RIDGE                               8,762,164      1,011,633          7,750,531            5,961,171
SANDY PLAINS VILLAGE                       15,010,481      1,294,591         13,715,890                    -
SANDY SPRINGS VILLAGE                       4,410,598        450,089          3,960,509                    -
SHOPPES @ 104                              12,784,621        691,798         12,092,823                    -
SHOPPES AT MASON                            6,934,511        386,510          6,548,001            3,791,705
SILVERLAKE                                  9,265,100        471,440          8,793,660                    -
SOUTH MONROE                                6,421,435        382,069          6,039,366                    -
SOUTH POINTE CROSSING                      16,443,784        589,761         15,854,023                    -
ST ANN SQUARE                               7,158,982        548,212          6,610,770            4,749,168
STATLER SQUARE                             10,428,471        610,841          9,817,630            5,306,699
TAMIAMI TRAILS                              9,705,549        689,222          9,016,327                    -
TEQUESTA SHOPPES                            5,725,528              -          5,725,528                    -
TERRACE WALK                                4,281,021        786,840          3,494,181                    -
THE MARKETPLACE                             8,195,622      1,227,572          6,968,050            2,129,448
TINWOOD HOTEL SITE                          6,942,321              -          6,942,321                    -
TOWN CENTER AT MARTIN DOWNS                 6,384,635        514,055          5,870,580                    -
TOWN SQUARE                                 6,809,152        260,555          6,548,597                    -
TROWBRIDGE CROSSING EQUIPORT                        -              -                  -                    -
UNION SQUARE SHOPPING CENTER                7,937,741        738,870          7,198,871                    -
UNIVERSITY COLLECTION                      11,711,160        979,939         10,731,221                    -
UNIVERSITY MARKETPLACE                      6,369,808              -          6,369,808                    -
VILLAGE CENTER 6                           15,189,859      1,511,545         13,678,314                    -
VILLAGE IN TRUSSVILLE                       4,367,764        734,953          3,632,811                    -
WATERFORD TOWNE CENTER                     13,682,000        326,425         13,355,575                    -
WELLEBY                                     8,318,429      1,054,642          7,263,787                    -
WELLINGTON MARKET PLACE                    15,848,206              -         15,848,206                    -
WELLINGTON TOWN SQUARE                      9,949,734        907,099          9,042,635                    -
WEST COUNTY                                 6,631,603      1,160,716          5,470,887                    -
WESTCHESTER PLAZA                           8,959,995        621,736          8,338,259            5,600,542
WINDMILLER PLAZA PHASE I                   14,737,828        737,265         14,000,563                    -
WOODCROFT SHOPPING CENTER                   7,023,701        639,384          6,384,317                    -
WORTHINGTON PARK CENTRE                    14,347,298        848,258         13,499,040            4,748,362

ARAPAHO VILLAGE                             9,129,799        385,189          8,744,610                    -
ARDEN SQUARE                                        -              -                  -                    -
BETHANY PARK PLACE                         10,396,627        556,948          9,839,679
BLOSSOM VALLEY                             18,259,729        485,999         17,773,730                    -
BOULEVARD CENTER                           13,517,617        447,686         13,069,931                    -
BRISTOL WARNER                             17,135,067        571,758         16,563,309                    -
BUCKLEY SQUARE                              8,141,487        278,470          7,863,017                    -
CASA LINDA PLAZA                           35,528,552      1,460,938         34,067,614                    -
CASCADE PLAZA                              18,475,663              -         18,475,663                    -
CHAMPIONS FOREST                           11,381,278        399,594         10,981,684                    -
CHERRY PARK MARKET                         18,861,601        781,399         18,080,202                    -
CHEYENNE MEADOWS                            9,301,509        431,938          8,869,571                    -
COOPER STREET                              12,799,829        499,146         12,300,683                    -
COSTA VERDE                                38,115,873      1,395,884         36,719,989                    -
COUNTRY CLUB CALIF                         14,717,057        537,025         14,180,032                    -
CREEKSIDE PHASE II                          1,788,217         17,037          1,771,180                    -
CROSSROADS                                  6,108,958        118,794          5,990,164                    -
DIABLO PLAZA                               12,892,800        349,573         12,543,227                    -
EL CAMINO                                  18,712,056        522,595         18,189,461                    -
EL NORTE PARKWAY PLA                        9,239,564        302,695          8,936,869                    -
ENCINA GRANDE                              15,582,593        496,383         15,086,210                    -
FRIARS MISSION                             33,966,516      1,248,338         32,718,178           17,453,137
FRISCO PRESTONBROOK                        15,465,248        367,845         15,097,403           13,260,822
HANCOCK                                    33,752,500      1,188,985         32,563,515                    -
HARWOOD HILLS VILLAGE                      11,919,323        420,040         11,499,283                    -
HAWTHORNE PLAZA                                     -              -                  -                    -
HEBRON PARK                                 7,263,232              -          7,263,232                    -
HERITAGE LAND                              12,390,000              -         12,390,000                    -
HERITAGE PLAZA                             23,977,643      1,135,395         22,842,248                    -
HILLCREST VILLAGE                           3,406,192         83,526          3,322,666                    -
INGLEWOOD PLAZA                             3,284,997         88,139          3,196,858                    -
JAMES CENTER                               19,970,389              -         19,970,389            5,595,471
KELLER TOWN CENTER                                  -              -                  -                    -
LAKE MERIDIAN                              18,875,386        585,478         18,289,908                    -
LEETSDALE MARKETPLACE                      13,367,564        469,014         12,898,550                    -
LITTLETON SQUARE                           10,289,617        378,156          9,911,461                    -
LLOYD KING CENTER                          10,633,983        474,316         10,159,667                    -
LOEHMANNS PLAZA CALIFORNIA                 14,222,611        417,764         13,804,847                    -
MACARTHUR PARK PHASE I                     10,753,737              -         10,753,737                    -
MARKET AT PRESTON FOREST                   15,156,631        492,863         14,663,768                    -
MARKET AT ROUND ROCK                       11,720,038        454,263         11,265,775            7,166,436
MILLS POINTE                               13,953,045        558,274         13,394,771                    -
MOCKINGBIRD COMMON                         12,890,337        458,892         12,431,445                    -
MONUMENT JACKSON CREEK                      9,475,633        309,046          9,166,587                    -
MORNINGSIDE PLAZA                          17,532,944        621,997         16,910,947                    -
MURRAYHILL MARKETPLACE                     18,688,992        764,161         17,924,831            8,026,284
NEWLAND CENTER                             25,073,212        618,954         24,454,258                    -
NORTH HILLS                                23,950,786        874,016         23,076,770            8,395,474
NORTHVIEW PLAZA                            10,698,995        404,387         10,294,608                    -
OAKBROOK PLAZA                             10,370,933        331,533         10,039,400                    -
PASEO VILLAGE                              10,409,699        369,153         10,040,546            3,917,989
PIMA CROSSING                              30,884,030      1,155,342         29,728,688                    -
PINE LAKE VILLAGE                          16,878,555        485,956         16,392,599                    -
PLAZA DE HACIENDA                          16,090,798        551,477         15,539,321            6,509,029
PLAZA HERMOSA                              13,618,418        435,598         13,182,820                    -
PRESTON PARK                               53,405,749      2,162,645         51,243,104                    -
PRESTONWOOD PARK                                    -              -                  -                    -
REDLANDS MARKET                                     -              -                  -                    -
REDONDO VILLAGE CENTER                         24,752              -             24,752                    -
RIDGLEA PLAZA                              14,715,717        621,794         14,093,923                    -
RONA PLAZA                                  5,871,850        200,250          5,671,600                    -
SAMMAMISH HIGHLAND                         16,953,426        353,196         16,600,230                    -
SAN FERNANDO VALUE SQUARE                  11,213,673              -         11,213,673                    -
SAN LEANDRO                                 9,225,417        370,718          8,854,699                    -
SANTA ANA DOWTOWN                          11,610,686        347,982         11,262,704                    -
SEQUOIA STATION                            27,019,559        820,913         26,198,646                    -
SHERWOOD MARKET CENTER                     19,417,514        767,550         18,649,964                    -
SHILOH PHASE II                             2,110,827         10,654          2,100,173                    -
SOUTH POINT PLAZA                          15,150,622        467,948         14,682,674                    -
SOUTHCENTER                                13,555,825        565,867         12,989,958                    -
SOUTHPARK                                  12,525,711        433,470         12,092,241                    -
STRAWFLOWER VILLAGE                        11,364,303        345,656         11,018,647                    -
STROH RANCH                                11,249,279        339,149         10,910,130                    -
SUNNYSIDE 205                               9,954,917        411,200          9,543,717                    -
TARRANT PARKWAY VILLAGE                             -              -                  -                    -
TASSAJARA CROSSING                         23,486,684        687,485         22,799,199                    -
THE PROMENADE                              15,401,347        607,064         14,794,283                    -
THE VILLAGE                                 7,624,144        328,429          7,295,715                    -
THOMAS LAKE                                16,306,947        473,042         15,833,905                    -
TWIN PEAKS                                 30,391,223      1,176,551         29,214,672                    -
VALLEY RANCH CENTRE                        13,748,804        506,816         13,241,988                    -
VENTURA VILLAGE                            10,674,283        292,309         10,381,974                    -
WALKER CENTER                              10,261,920        302,713          9,959,207                    -
WEST HILLS                                  8,245,233        276,868          7,968,365            5,137,993
WEST PARK PLAZA                            10,942,941        230,599         10,712,342                    -
WESTLAKE VILLAGE CENTER                    33,181,129      1,441,904         31,739,225                    -
WOODMAN VAN NUYS                           12,380,461        312,143         12,068,318            5,713,756
WOODSIDE CENTRAL                           12,367,676        411,251         11,956,425                    -
OPERATING BUILD TO SUIT PROPERTIES         41,636,833      1,147,506         40,489,327                    -
                                    -------------------------------------------------------------------------
                                        2,561,795,627    147,053,900      2,414,741,727          321,785,439
                                    =========================================================================

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2000



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

      Buildings and improvements                      up to 40 years

      The aggregate cost for Federal income tax purposes was approximately $2.3 billion at December 31, 2000.



The changes in total real estate assets for the period ended December 31, 2000, 1999 and 1998:

                                                                 2000              1999               1998
                                                           ----------------  -----------------  ----------------

      Balance, beginning of period                          2,401,953,304      1,183,184,013       799,801,367
         Developed or acquired properties                     219,887,989      1,215,563,938       399,305,955
         Sale of properties                                   (56,037,062)       (18,330,608)      (24,248,801)
         Provision for loss on properties held for sale       (12,995,412)                 -                 -
         Reclass Accum Depr. Property held for Sale           (10,147,692)                 -                 -
         Improvements                                          19,134,500         21,535,961         8,325,492
                                                           ----------------  -----------------  ----------------
      Balance, end of period                                2,561,795,627      2,401,953,304     1,183,184,013
                                                           ================  =================  ================



The changes in accumulated depreciation for the period ended December 31, 2000, 1999 and 1998:

                                                                  2000              1999               1998
                                                            ----------------  -----------------  ----------------

      Balance, beginning of period                            104,467,176         58,983,738        40,795,801
         Prior depreciation Midland JV'S Transferred i          1,662,125                  -                 -
         Sale of properties                                    (3,800,803)          (721,007)       (5,121,929)
         Reclass Accum Depr. Property held for Sale           (10,147,692)                 -                 -
         Depreciation for period                               54,873,094         46,204,445        23,309,866
                                                            ----------------  -----------------  ----------------
      Balance, end of period                                  147,053,900        104,467,176        58,983,738
                                                            ================  =================  ================