Form 10-Q
period 2001-06-30
REGENCY CENTERS LP
filed 2001-08-14
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 2001

                                      -or-

           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 0-24763

                              REGENCY CENTERS, L.P.
             (Exact name of registrant as specified in its charter)

     Delaware                                                 59-3429602
     --------                                                 ----------
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

                  We have reviewed the consolidated balance sheet of Regency Centers, L.P. as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statement of partners' capital for the six-month period ended June 30, 2001. These consolidated financial statements are the responsibility of the Partnership's management.

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

                                  /s/ KPMG LLP




Jacksonville, Florida
July 31, 2001

Part I
Item 1.  Financial Statements

                           REGENCY CENTERS, L.P.
                        Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000
                                 (unaudited)

                                                                                     2001                     2000
                                                                                     ----                     ----
Assets
Real estate investments:
    Land                                                                      $      574,624,315            564,089,984
    Buildings and improvements                                                     1,838,370,888          1,813,554,881
                                                                               ------------------        ---------------
                                                                                   2,412,995,203          2,377,644,865
    Less:  accumulated depreciation                                                  175,046,761            147,053,900
                                                                               ------------------        ---------------
                                                                                   2,237,948,442          2,230,590,965
    Properties in development                                                        337,558,857            296,632,730
    Operating properties held for sale                                               141,417,943            184,150,762
    Investments in real estate partnerships                                          109,782,162             85,198,279
                                                                               ------------------        ---------------
          Net real estate investments                                              2,826,707,404          2,796,572,736

Cash and cash equivalents                                                             13,127,853            100,987,895
Notes receivable                                                                      55,835,389             66,423,893
Tenant receivables, net of allowance for uncollectible accounts of
    $5,710,513 and $4,414,085 at June 30, 2001 and
    December 31, 2000, respectively                                                   30,947,781             39,407,777
Deferred costs, less accumulated amortization of $16,351,876 and
    $13,910,018 at June 30, 2001 and December 31, 2000, respectively                  31,120,652             21,317,141
Other assets                                                                           7,315,790             10,434,298
                                                                               ------------------        ---------------

                                                                              $    2,965,054,869          3,035,143,740
                                                                               ==================        ===============

Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                                  1,029,996,767            841,072,156
    Unsecured line of credit                                                         233,000,000            466,000,000
    Accounts payable and other liabilities                                            62,506,524             75,460,304
    Tenants' security and escrow deposits                                              8,432,085              8,262,885
                                                                               ------------------        ---------------
           Total liabilities                                                       1,333,935,376          1,390,795,345
                                                                               ------------------        ---------------

Limited partners' interest in consolidated partnerships                                3,672,718             13,116,282
                                                                               ------------------        ---------------

Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units
     issued and outstanding at June 30, 2001 and December 31, 2000                    78,800,000             78,800,000
Series B  preferred units, par value $100: 850,000 units
     issued and outstanding at June 30, 2001 and December 31, 2000                    82,799,720             82,799,720
Series C  preferred units, par value $100: 750,000 units
     issued and outstanding at June 30, 2001 and December 31, 2000                    73,058,577             73,058,577
Series D  preferred units, par value $100: 500,000 units
     issued and outstanding at June 30, 2001 and December 31, 2000                    49,157,977             49,157,977
Series E  preferred units, par value $100: 700,000 units
     issued and outstanding at June 30, 2001 and December 31, 2000                    68,221,579             68,221,579
Series F  preferred units, par value $100: 240,000 units
     issued and outstanding at June 30, 2001 and December 31, 2000                    23,365,799             23,369,924
General partner; 59,015,940 and 58,414,526 units outstanding
     at June 30, 2001 and December 31, 2000                                        1,220,139,345          1,225,414,966
Limited partners; 1,565,604 and 1,448,874 units outstanding
     at June 30, 2001 and December 31, 2000                                           31,903,778             30,409,370
                                                                               ------------------        ---------------
          Total partners' capital                                                  1,627,446,775          1,631,232,113
                                                                               ------------------        ---------------

Commitments and contingencies

                                                                              $    2,965,054,869          3,035,143,740
                                                                               ==================        ===============

See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS, L.P.
                   Consolidated Statements of Operations
             For the Three Months ended June 30, 2000 and 2001
                                (unaudited)


                                                                                     2001                     2000
                                                                                     ----                     ----
Revenues:
    Minimum rent                                                              $       66,747,585             62,589,168
    Percentage rent                                                                      547,136                392,944
    Recoveries from tenants                                                           18,527,032             16,471,573
    Service operations revenue                                                         8,721,592              7,112,340
    Equity in income of investments in
       real estate partnerships                                                          727,063               (302,851)
                                                                               ------------------        ---------------
          Total revenues                                                              95,270,408             86,263,174
                                                                               ------------------        ---------------

Operating expenses:
    Depreciation and amortization                                                     16,872,664             14,625,223
    Operating and maintenance                                                         11,997,667             10,602,934
    General and administrative                                                         4,602,583              3,761,187
    Real estate taxes                                                                  9,646,763              8,290,209
    Other expenses                                                                     1,972,290                919,715
                                                                               ------------------        ---------------
          Total operating expenses                                                    45,091,967             38,199,268
                                                                               ------------------        ---------------

Interest expense (income):
    Interest expense                                                                  19,118,135             18,198,723
    Interest income                                                                   (1,288,350)              (819,558)
                                                                               ------------------        ---------------
          Net interest expense                                                        17,829,785             17,379,165
                                                                               ------------------        ---------------

          Income before minority interests, gain and
            provision on real estate investments                                      32,348,656             30,684,741

Gain on sale of operating properties                                                   1,029,647                 18,310
Provison for loss on operating properties held for sale                                        -             (6,909,625)
Minority interest of limited partners                                                    (42,714)              (236,881)
                                                                               ------------------        ---------------

    Net income                                                                        33,335,589             23,556,545

Preferred unit distributions                                                          (8,368,752)            (6,942,014)
                                                                               ------------------        ---------------

          Net income for common unitholders                                   $       24,966,837             16,614,531
                                                                               ==================        ===============

Net income per common unit:
          Basic                                                               $             0.41                   0.27
                                                                               ==================        ===============
          Diluted                                                             $             0.41                   0.27
                                                                               ==================        ===============


See accompanying notes to consolidated financial statements

                           REGENCY CENTERS, L.P.
                   Consolidated Statements of Operations
              For the Six Months ended June 30, 2001 and 2000
                                (unaudited)


                                                                                     2001                     2000
                                                                                     ----                     ----
Revenues:
    Minimum rent                                                              $      132,806,958            123,902,924
    Percentage rent                                                                    1,660,561              1,052,461
    Recoveries from tenants                                                           37,731,431             33,082,037
    Service operations revenue                                                        14,170,939              9,366,744
    Equity in income of investments in
       real estate partnerships                                                        1,892,262                 60,663
                                                                               ------------------        ---------------
          Total revenues                                                             188,262,151            167,464,829
                                                                               ------------------        ---------------

Operating expenses:
    Depreciation and amortization                                                     32,768,580             28,386,988
    Operating and maintenance                                                         24,309,142             21,103,043
    General and administrative                                                         8,917,757              8,257,266
    Real estate taxes                                                                 19,280,396             16,321,881
    Other expenses                                                                     3,351,622                919,715
                                                                               ------------------        ---------------
          Total operating expenses                                                    88,627,497             74,988,893
                                                                               ------------------        ---------------

Interest expense (income):
    Interest expense                                                                  38,455,278             33,889,872
    Interest income                                                                   (3,265,651)            (1,662,558)
                                                                               ------------------        ---------------
          Net interest expense                                                        35,189,627             32,227,314
                                                                               ------------------        ---------------

          Income before minority interests, gain and
            provision on real estate investments                                      64,445,027             60,248,622

Gain on sale of operating properties                                                   1,098,305                 18,310
Provison for loss on operating properties held for sale                                        -             (6,909,625)
Minority interest of limited partners                                                   (132,500)              (480,314)
                                                                               ------------------        ---------------

Net income                                                                            65,410,832             52,876,993

Preferred unit distributions                                                         (16,737,503)           (13,254,513)
                                                                               ------------------        ---------------

          Net income for common unitholders                                   $       48,673,329             39,622,480
                                                                               ==================        ===============

Net income per common unit:
          Basic                                                               $             0.80                   0.65
                                                                               ==================        ===============
         Diluted                                                             $              0.80                   0.65
                                                                               ==================        ===============


See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
             Consolidated Statement of Changes in Partners' Capital
                     For the Six Months Ended June 30, 2001
                                  (unaudited)


                                              Preferred         General           Limited             Total
                                                Units           Partner          Partners            Capital
                                                -----           -------          --------            -------

Balance December 31, 2000                $    375,407,777     1,225,414,966        30,409,370      1,631,232,113

Net income                                     16,737,503        47,294,830         1,378,499         65,410,832
Costs from the issuance of
  preferred units                                  (4,125)                -                 -             (4,125)
Cash distributions for dividends                                (58,768,711)       (1,666,713)       (60,435,424)
Preferred unit distribution                   (16,737,503)                -                 -        (16,737,503)
Units issued to acquire limited
  partners' interest in
  consolidated partnerships                             -                 -         4,383,468          4,383,468
Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                    -         3,597,414                 -          3,597,414
Units exchanged for common
  stock of Regency                                      -         2,600,846        (2,600,846)                 -

                                            --------------   ---------------  ----------------   ----------------
Balance June 30, 2001                    $    375,403,652     1,220,139,345        31,903,778      1,627,446,775
                                            ==============   ===============  ================   ================



See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                                             2001                       2000
                                                                                             ----                       ----
Cash flows from operating activities:
    Net income                                                                    $        65,410,832                 52,876,993
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                    32,768,580                 28,386,988
          Deferred loan cost and debt premium amortization                                    419,034                    417,714
          Services provided by Regency in exchange for units                                3,228,847                  2,249,594
          Minority interest of limited partners                                               132,500                    480,314
          Equity in income of investments in real estate partnerships                      (1,892,262)                   (60,663)
          Gain on sale of operating properties                                             (1,098,305)                   (18,310)
          Provision for loss on operating properties held for sale                                  -                  6,909,625
          Changes in assets and liabilities:
              Tenant receivables                                                            7,402,336                  2,335,747
              Deferred leasing costs                                                       (4,567,123)                (3,576,996)
              Other assets                                                                  2,247,251                   (800,041)
              Tenants' security and escrow deposits                                           108,576                    243,722
              Accounts payable and other liabilities                                      (12,286,052)                (2,755,890)
                                                                                    ------------------         ------------------
                 Net cash provided by operating activities                                 91,874,214                 86,688,797
                                                                                    ------------------         ------------------

Cash flows from investing activities:
     Acquisition and development of real estate, net                                      (36,572,281)              (135,129,471)
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                                   1,547,043                 (1,402,371)
     Investment in real estate partnerships                                               (45,944,999)               (23,320,328)
     Capital improvements                                                                  (6,906,123)                (6,603,403)
     Proceeds from sale of operating properties                                            21,545,876                  7,491,870
     Repayment of notes receivable                                                         14,594,060                 15,673,125
     Distributions received from investments in real estate partnerships                   11,943,959                          -
                                                                                    ------------------         ------------------
                 Net cash used in investing activities                                    (39,792,465)              (143,290,578)
                                                                                    ------------------         ------------------

Cash flows from financing activities:
     Net proceeds from the issuance of Regency stock
        and exchangeable partnership units                                                     38,264                     22,672
     Repurchase of Regency stock and corresponding units                                      (38,102)               (10,634,695)
     Net distributions to limited partners in consolidated partnerships                    (5,111,986)                (1,616,183)
     Distributions to preferred unit holders                                              (16,737,503)               (13,254,513)
     Cash distributions for dividends                                                     (60,435,424)               (57,707,228)
     Net proceeds from fixed rate unsecured notes                                         219,707,400                          -
     (Additional costs) net proceeds from issuance of preferred units                          (4,125)                68,242,763
     (Repayment) proceeds of unsecured line of credit, net                               (233,000,000)                92,820,690
     Proceeds from notes payable                                                               50,670                  6,734,632
     Repayment of notes payable                                                           (32,407,364)               (40,881,096)
     Scheduled principal payments                                                          (2,971,572)                (3,335,282)
     Deferred loan costs                                                                   (9,032,049)                         -
                                                                                    ------------------         ------------------
                 Net cash (used in) provided by financing activities                     (139,941,791)                40,391,760
                                                                                    ------------------         ------------------

                 Net decrease in cash and cash equivalents                                (87,860,042)               (16,210,021)

Cash and cash equivalents at beginning of period                                          100,987,895                 54,117,443
                                                                                    ------------------         ------------------

Cash and cash equivalents at end of period                                        $        13,127,853                 37,907,422
                                                                                    ==================         ==================

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)
                                    continued

                                                                                          2001                       2000
                                                                                          ----                       ----

Supplemental disclosure of cash flow information - cash paid for interest
   (net of capitalized interest of approximately
   $10,086,000 and $5,960,000  in 2001 and 2000, respectively)                  $          29,791,718                 33,228,474
                                                                                    ==================         ==================

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate                       $           5,470,479                          -
                                                                                    ==================         ==================

Exchangeable operating partnership units and common stock issued
  for investments in real estate partnerships                                   $                   -                    329,948
                                                                                    ==================         ==================

Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in investments
   in real estate partnerships                                                  $                   -                  1,287,111
                                                                                    ==================         ==================

Exchangeable operating partnership units issued for
   the acquisition of real estate                                               $                   -                    103,885
                                                                                    ==================         ==================

Notes receivable taken in connection with sales of development properties       $           4,005,556                 24,349,824
                                                                                    ==================         ==================


See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                 June 30, 2001
                                   (unaudited)


1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation


              Regency Centers, L.P. ("RCLP" or "Partnership") is the primary entity through which Regency Centers Corporation ("Regency" or "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns all of its assets.

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. At June 30, 2001, Regency owns approximately 97% of the outstanding common units of the Partnership.

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

                                  June 30, 2001
                                   (unaudited)

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

              Operating properties held for sale include properties that no longer meet the Partnership's long-term investment standards such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties are segregated on the balance sheet as operating properties held for sale. The Partnership also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments are also included in operating properties held for sale. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale. The results of operations from the operating properties held for sale were $3.0 and $5.9 for the three months and six months ended June 30, 2001.

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

                                  June 30, 2001
                                   (unaudited)

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

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month and six month periods ended June 30, 2001 and 2000. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)

2.     Segments (continued)

                                                                            For the three months ended
                                                                        June 30, 2001       June 30, 2001
                                                                        -------------       -------------
       Revenues:
       ---------
         Retail segment                                         $         86,548,816           79,150,834
         Service operations segment                                        8,721,592            7,112,340
                                                                   ------------------ --------------------
            Total revenues                                      $         95,270,408           86,263,174
                                                                   ================== ====================
       Funds from Operations:
         Retail segment net operating income                    $         65,934,033           60,276,000
         Service operations segment income                                 8,721,592            7,112,340
         Adjustments to calculate diluted FFO:
           Interest expense                                             (19,118,135)         (18,198,723)
           Interest income                                                 1,288,350              819,558
           General and administrative and other                          (6,574,873)          (4,680,902)
           Non-real estate depreciation                                    (460,816)            (314,155)
           Minority interest of limited partners                            (42,714)            (236,881)
           Gain on sale of operating properties including
             depreciation on developments sold                           (2,023,114)             (18,310)
           Minority interest in depreciation
            and amortization                                                (98,425)            (149,947)
           Share of joint venture depreciation
             and amortization                                                237,258              546,006
           Distributions on preferred units                              (8,368,752)          (6,942,014)
                                                                   ------------------ --------------------
             Funds from Operations - diluted                              39,494,404           38,212,972
                                                                   ------------------ --------------------

         Reconciliation to net income for common
            stockholders:
           Real estate related depreciation
            and amortization                                            (16,411,848)         (14,311,067)
           Minority interest in depreciation
            and amortization                                                  98,425              149,947
           Share of joint venture depreciation
            and amortization                                               (237,258)            (546,006)
           Provision for loss on operating properties
            held for sale                                                         -           (6,909,625)
          Gain on sale of operating properties including
             depreciation on developments sold                             2,023,114               18,310
                                                                   ------------------ --------------------

       Net income available for common unitholders              $         24,966,837           16,614,531
                                                                   ================== ====================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)

2.     Segments (continued)

                                                                        For the six months ended
                                                                     June 30, 2001       June 30, 2000
                                                                     -------------       --------------
       Revenues:
       ---------
         Retail segment                                         $        174,091,212          158,098,085
         Service operations segment                                       14,170,939            9,366,744
                                                                   ------------------ --------------------
            Total revenues                                      $        188,262,151          167,464,829
                                                                   ================== ====================

       Funds from Operations:
         Retail segment net operating income                    $        131,599,979          120,709,780
         Service operations segment income                                14,170,939            9,366,744

         Adjustments to calculate diluted FFO:
           Interest expense                                              (38,455,278)         (33,889,872)
           Interest income                                                 3,265,651            1,662,558
           General and administrative and other                          (12,269,379)          (9,176,981)
           Non-real estate depreciation                                     (849,848)            (600,781)
           Minority interest of limited partners                            (132,500)            (480,314)
           Gain on sale of operating properties including
             depreciation on developments sold                            (2,091,772)             (18,310)
           Minority interest in depreciation
            and amortization                                                 (98,424)            (299,828)
           Share of joint venture depreciation
             and amortization                                                371,692              933,589
           Distributions on preferred units                              (16,737,503)         (13,254,513)
                                                                   ------------------ --------------------
             Funds from Operations - diluted                              78,773,557           74,952,072
                                                                   ------------------ --------------------

         Reconciliation to net income for common
            unitholders:
           Real estate related depreciation
            and amortization                                             (31,918,732)         (27,804,516)
           Minority interest in depreciation
            and amortization                                                  98,424              299,828
           Share of joint venture depreciation
            and amortization                                                (371,692)            (933,589)
           Provision for loss on operating properties
            held for sale                                                          -           (6,909,625)
           Gain on sale of operating properties including
             depreciation on developments sold                             2,091,772               18,310
                                                                   ------------------ --------------------

             Net income available for common unitholders        $         48,673,329           39,622,480
                                                                   ================== ====================

                                                                          June 30,            December 31,
       Assets (in thousands):                                               2001                  2000
       ----------------------                                               ----                  ----
         Retail segment                                         $          2,474,807            2,454,476
         Service operations segment                                          438,684              447,929
         Cash and other assets                                                51,564              132,739
                                                                   ------------------ --------------------
           Total assets                                         $          2,965,055            3,035,144
                                                                   ================== ====================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)


3.     Investments in Real Estate Partnerships

       The Partnership uses the equity method to account for all investments in which it owns less than 50% and does not have a controlling financial interest. The Partnership's combined investment in these partnerships was $109.8 million and $85.2 million at June 30, 2001 and December 31, 2000, respectively. Net income is allocated to the Partnership in accordance with the respective partnership agreements.

       During the second quarter, Regency formed a joint venture with an affiliate of Macquarie CountryWide Trust of Australia ("CountryWide"). CountryWide is a Sydney, Australia based property trust with a similar investment philosophy to Regency, focusing on grocery-anchored shopping centers. The venture purchased five Regency centers, consisting of three operating properties and two recently completed developments. Regency has a 25% ownership in the venture.

       On December 31, 2000, the Partnership contributed $4.5 million to Columbia Regency Retail Partners, LLC ("Columbia") representing a 10% equity interest. During the second quarter, the Company contributed $24.3 million and increased its ownership to a 20% equity interest.


4.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at June 30, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                             2001            2000
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        268,557         270,491
                    Variable rate mortgage loans                                20,268          40,640
                    Fixed rate unsecured loans                                 741,172         529,941
                                                                         -------------- ---------------
                          Total notes payable                                1,029,997         841,072
                Unsecured line of credit                                       233,000         466,000
                                                                         -------------- ---------------
                         Total                                        $      1,262,997       1,307,072
                                                                         ============== ===============

       On April 30, 2001, the Partnership modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line during the six months ended June 30, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 4.975% and 7.625%, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)

4.     Notes Payable and Unsecured Line of Credit (continued)

       On January 22, 2001 the Partnership completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 135 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

       As of June 30, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                           Scheduled
                                                           Principal      Term Loan         Total
              Scheduled Payments by Year                   Payments      Maturities       Payments
              -------------------                       -------------- --------------- ---------------

              2001                                     $      2,890         35,113          38,003
              2002                                            5,051         44,095          49,146
              2003                                            4,803         22,867          27,670
              2004 (includes the Line)                        5,185        432,913         438,098
              2005                                            4,011        148,043         152,054
              Beyond 5 Years                                 33,026        516,169         549,195
              Unamortized debt premiums                           -          8,831           8,831
                                                        -------------- --------------- ---------------
                                     Total             $     54,966      1,208,031       1,262,997
                                                        ============== =============== ===============


       Unconsolidated partnerships and joint ventures had mortgage loans payable of $74.3 million at June 30, 2001 and the Partnership's proportionate share of these loans was $18.8 million.

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)

5.     Regency's Stockholders' Equity and Partners' Capital

       At June 30, 2001, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $360 million with an average fixed distribution rate of 8.72% at June 30, 2000.

       Terms and conditions of the Preferred Units are summarized as follows:


                    Units             Issue            Issuance        Distribution        Callable
    Series         Issued             Price             Amount             Rate         By Partnership
-------------- -------------     ---------------   ----------------- ---------------- -------------------

  Series A       1,600,000         $   50.00       $   80,000,000          8.125%          06/25/03
  Series B         850,000            100.00           85,000,000          8.750%          09/03/04
  Series C         750,000            100.00           75,000,000          9.000%          09/03/04
  Series D         500,000            100.00           50,000,000          9.125%          09/29/04
  Series E         700,000            100.00           70,000,000          8.750%          05/25/05
  Series F         240,000            100.00           24,000,000          8.750%          09/08/05
               -------------                       --------------
                 4,640,000                         $ 384,000,000
               =============                       ==============

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)


6.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three month periods ended June 30, 2001 and 2000 (in thousands except per unit data):

                                                                     2001          2000
                                                                 ------------- --------------
       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                              59,070         58,596
                                                                 ============= ==============

       Net income for common unitholders                      $        24,967         16,614
       Less: dividends paid on Series 2
         preferred stock                                                  744            699
                                                                 ------------- --------------

       Net income for Basic and Diluted EPU                   $        24,233         15,915
                                                                 ============= ==============

       Basic EPU                                              $          0.41           0.27
                                                                 ============= ==============

       Diluted Earnings Per Unit (EPU) Calculation
       -------------------------------------------
       Weighted average units outstanding
           for Basic EPU                                               59,070         58,596
       Incremental units to be issued under
         common stock options using the Treasury
         Method                                                           203             32
                                                                 ------------- --------------
       Total diluted units                                             59,273         58,628
                                                                 ============= ==============

       Diluted EPU                                            $          0.41           0.27
                                                                 ============= ==============

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)



6.     Earnings Per Unit (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the six month periods ended June 30, 2001 and 2000 (in thousands except per unit data):

                                                                      2001          2000
                                                                 ------------- --------------
       Basic Earnings Per Unit (EPU) Calculation:
       Weighted average units outstanding                              58,965         58,592
                                                                 ============= ==============

       Net income for common unitholders                      $        48,673         39,622
       Less: dividends paid on Series 2
         preferred stock                                                1,478          1,399
                                                                 ------------- --------------

       Net income for Basic and Diluted EPU                   $        47,195         38,223
                                                                 ============= ==============

       Basic EPU                                              $          0.80           0.65
                                                                 ============= ==============

       Diluted Earnings Per Unit (EPU) Calculation
       -------------------------------------------
       Weighted average units outstanding
           for Basic EPU                                               58,965         58,592
       Incremental units to be issued under
         common stock options using the Treasury
         Method                                                           183             16
                                                                 ------------- --------------
       Total diluted units                                             59,148         58,608
                                                                 ============= ==============

       Diluted EPU                                            $          0.80           0.65
                                                                 ============= ==============

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


Organization
------------

         Regency Centers Corporation ("Regency" or "Company") is a qualified real estate investment trust ("REIT") which began operations in 1993. Regency had previously operated under the name Regency Realty Corporation, but changed its name to Regency Centers Corporation in February 2001 to more appropriately acknowledge its brand and position in the shopping center industry. Regency invests in retail shopping centers through its partnership interest in Regency Centers, L.P., ("RCLP") an operating partnership in which Regency currently owns approximately 97% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency including the issuance of Units or preferred units is executed by RCLP.

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

Shopping Center Business
------------------------

         Regency is a national owner, operator and developer of primarily grocery-anchored neighborhood retail shopping centers. Regency's retail properties summarized by state and in order by largest holdings including their gross leasable areas (GLA) are as follows:



                                           June 30, 2001                         December 31, 2000
   Location              # Properties           GLA          % Leased *   # Properties           GLA       % Leased *
   ------------          ------------        ---------      ----------   ------------        -----------   ----------

   Florida                     54             6,556,816       92.8%            55             6,558,734     92.7%
   California                  38             4,702,645       98.3%            39             4,922,329     98.4%
   Texas                       35             4,515,255       94.9%            33             4,125,058     94.2%
   Georgia                     26             2,556,122       94.4%            26             2,553,041     95.2%
   Ohio                        14             1,869,824       96.5%            13             1,760,955     96.7%
   North Carolina              13             1,302,751       98.3%            13             1,302,751     97.4%
   Colorado                    12             1,208,122       98.5%            10               897,788     97.9%
   Washington                   9             1,095,640       96.8%            10             1,180,020     95.8%
   Oregon                       9               786,911       92.6%             9               776,853     91.7%
   Alabama                      7               666,798       95.9%             5               516,062     97.9%
   Arizona                      8               519,528       98.6%             8               522,014     97.9%
   Tennessee                   10               493,860       99.7%            10               493,860     99.7%
   Virginia                     6               419,442       97.1%             6               419,440     95.3%
   Missouri                     2               370,095       95.8%             2               369,045     95.8%
   Kentucky                     5               336,547       95.8%             5               325,347    100.0%
   Illinois                     2               300,162       91.9%             1               178,601     86.4%
   Michigan                     3               274,987       91.1%             3               274,987     94.1%
   Delaware                     2               239,077       99.5%             2               239,077     98.6%
   Mississippi                  2               185,061       98.2%             2               185,061     97.7%
   South Carolina               4               183,872       98.5%             4               183,872     97.4%
   New Jersey                   3               112,614      100.0%             3               112,514    100.0%
   Wyoming                      1                87,777         -               1                87,777       -
   Pennsylvania                 1                 6,000      100.0%             1                 6,000    100.0%
                          --------------------------------------------------------------------------------------------
       Total                   266           28,789,906       95.6%            261           27,991,186     95.4%
                          ============================================================================================

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

         The following table summarizes the four largest grocery tenants occupying Regency's shopping centers at June 30, 2001:

          Grocery                Number of          % of          % of Annualized      Average Remaining
          Anchor                   Stores         Total GLA         Base Rent              Lease Term
          ------                   ------         ---------         ---------              ----------

          Kroger                    57             11.4%              9.7%                  16 yrs
          Publix                    44              7.4%              5.3%                  12 yrs
          Safeway                   33              5.7%              4.9%                  12 yrs
          Albertsons                23              2.8%              2.4%                  12 yrs

         Number of stores includes tenant owned stores. All reported amounts above include properties owned through joint ventures.

Acquisition and Development of Shopping Centers
-----------------------------------------------

         Regency has implemented a growth strategy dedicated to developing high-quality shopping centers. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase. At June 30, 2001, Regency had 51 projects under construction or undergoing major renovations, which when complete will represent an investment of $740 million. Total cost necessary to complete these developments is estimated to be $279 million and will be expended through 2002. These developments are approximately 62% complete and over 66% pre-leased.

Liquidity and Capital Resources
-------------------------------

         Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses, interest expense and scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to properly maintain the shopping centers, and distributions to share and unit holders. Net cash provided by operating activities was $91.9 million and $86.7 million for the six months ended June 30, 2001 and 2000, respectively. During the first six months of 2001 and 2000, respectively, Regency incurred capital expenditures of $6.9 million and $6.6 million and paid scheduled principal payments of $3.0 million and $3.3 million. The Partnership paid distributions of $77.2 million and $71.0 million to its unitholders.

         Management expects to meet long-term liquidity requirements for maturing debt, non-recurring capital expenditures, and acquisition, renovation and development of shopping centers from: (i) excess cash generated from operating activities, (ii) working capital reserves, (iii) additional debt borrowings, and (iv) additional equity raised in the private and public markets. Net cash used in investing activities was $39.8 million and $143.3 million during the first six months of 2001 and 2000, respectively, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. Net cash used in financing activities was $139.9 million for the six months ended June 30, 2001 and net cash provided from financing activities was $40.4 million for the six months ended June 30, 2000.

         Regency's outstanding debt at June 30, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                             2001            2000
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        268,557         270,491
                    Variable rate mortgage loans                                20,268          40,640
                    Fixed rate unsecured loans                                 741,172         529,941
                                                                         -------------- ---------------
                          Total notes payable                                1,029,997         841,072
                Unsecured line of credit                                       233,000         466,000
                                                                         -------------- ---------------
                         Total                                        $      1,262,997       1,307,072
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 135 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

         On April 30, 2001, the Partnership modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line during the six months ended June 30, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 4.975% and 7.625%, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

          On January 22, 2001 the Partnership completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offering were used to reduce the balance of the Line.

         At June 30, 2001, the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72% vs. $360 million with an average fixed distribution rate of 8.72% at June 30, 2000.

         As of June 30, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                           Scheduled
                                                           Principal      Term Loan         Total
              Scheduled Payments by Year                   Payments      Maturities       Payments
              -------------------                       -------------- --------------- ---------------

              2001                                     $      2,890         35,113          38,003
              2002                                            5,051         44,095          49,146
              2003                                            4,803         22,867          27,670
              2004 (includes the Line)                        5,185        432,913         438,098
              2005                                            4,011        148,043         152,054
              Beyond 5 Years                                 33,026        516,169         549,195
              Unamortized debt premiums                           -          8,831           8,831
                                                        -------------- --------------- ---------------
                                     Total             $     54,966      1,208,031       1,262,997
                                                        ============== =============== ===============

         Unconsolidated partnerships and joint ventures had mortgage loans payable of $74.3 million at June 30, 2001, and Regency's proportionate share of these loans was $18.8 million.


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

Results from Operations

Comparison of the six months ended June 30, 2001 to 2000

         Revenues increased $20.8 million or 12% to $188.3 million in 2001. The increase was due primarily to revenues from newly completed developments that only partially operated during 2000, and from growth in rental rates at the operating properties. Minimum rent increased $8.9 million or 7%, and recoveries from tenants increased $4.6 million or 14%. At June 30, 2001, Regency was operating or developing 266 retail properties. Regency identifies its properties as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet 93% leased and occupied. Stabilized properties are all properties not identified as development. At June 30, 2001, Regency had 215 stabilized properties that were 95.6% leased. At December 31, 2000, stabilized properties were 95.4% leased. In 2001, rental rates grew by 12.3% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes fees earned in Regency's service operations segment which includes property management and leasing commissions earned from third parties, and development profits earned from the sale of shopping centers, build to suit properties, and land to third parties. Service operations revenue increased by $4.8 million to $14.2 million in 2001, or 51%. The increase was primarily due to a $4.4 million increase in development profits.

         Operating expenses increased $13.6 million or 18% to $88.6 million in 2001. Combined operating and maintenance, and real estate taxes increased $6.2 million or 16% during 2001 to $43.6 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2000, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $8.9 million during 2001 vs. $8.3 million in 2000 or an increase of 8%. Depreciation and amortization increased $4.4 million during 2001 or 15% primarily due to developments that only partially operated during 2000.

         In June 2000, the Company identified six operating properties that did not meet its long-term investment standards, and accordingly classified these properties as operating properties held for sale on its balance sheet and ceased the depreciation and amortization of these assets.

The Company reduced the carrying value of these properties to the lower of cost or fair value, net of selling costs and this reduction resulted in a $6.9 million provision for loss on operating properties held for sale that was charged against net income at June 30, 2000.

         Interest expense increased to $38.5 million in 2001 from $33.9 million in 2000 or 13%. The increase was primarily due to higher debt balances and a higher percentage of outstanding debt with fixed interest rates, which are generally higher than variable interest rates. Regency had $1.3 billion and $1.1 billion of outstanding debt at June 30, 2001 and 2000, respectively. On June 30, 2001, 80% of outstanding debt had fixed interest rates vs. 66% on June 30, 2000.

         Preferred unit distributions increased $3.5 million to $16.7 million during 2001 as a result of the preferred units issued in 2001 and the second and third quarters of 2000.

         Net income for common unitholders was $48.7 million in 2001 vs. $39.6 million in 2000, or a 23% increase. Diluted earnings per unit was $0.80 in 2001 vs. $0.65 in 2000, or 23% higher as a result of the increase in net income.

Comparison of the three months ended June 30, 2001 to 2000

         Revenues increased $9.0 million or 10% to $95.3 million in 2001. The increase was due primarily to revenues from newly completed developments that only partially operated during 2000, and from growth in rental rates at the operating properties. Minimum rent increased $4.2 million or 7%, and recoveries from tenants increased $2.1 million or 12%.

         Service operations revenue includes fees earned in Regency's service operations segment which includes property management and leasing commissions earned from third parties, and development profits earned from the sale of shopping centers, build to suit properties, and land to third parties. Service operations revenue increased by $1.6 million to $8.7 million in 2001, or 23%. The increase was primarily due to a $1.3 million increase in development profits.

         Operating expenses increased $6.9 million or 18% to $45.1 million in 2001. Combined operating and maintenance, and real estate taxes increased $2.8 million or 15% during 2001 to $21.6 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2000, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $4.6 million during 2001 vs. $3.8 million in 2000 or an increase of 22%. Depreciation and amortization increased $2.2 million during 2001 or 15% primarily due to developments that only partially operated during 2000.

         In June 2000, the Company identified six operating properties that did not meet its long-term investment standards, and accordingly classified these properties as operating properties held for sale on its balance sheet and ceased the depreciation and amortization of these assets. The Company reduced the carrying value of these properties to the lower of cost or fair value, net of selling costs and this reduction resulted in a $6.9 million provision for loss on operating properties held for sale that was charged against net income at June 30, 2000.

         Interest expense increased to $19.1 million in 2001 from $18.2 million in 2000 or 5%. The increase was primarily due to higher debt balances and a higher percentage of outstanding debt with fixed interest rates, which are generally higher than variable interest rates. Preferred unit distributions increased $1.4 million to $8.4 million during 2001 as a result of the preferred units issued in May and September 2000.

         Net income for common unitholders was $25.0 million in 2001 vs. $16.6 million in 2000, or a 50% increase. Diluted earnings per share was $0.41 in 2001 vs. $0.27 in 2000, or 52% higher as a result of the increase in net income.

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

       Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at June 30, 2001, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts maturing (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                    Fair
                                     2001      2002       2003       2004       2005     Thereafter     Total      Value
                                     ----      ----       ----       ----       ----     ----------     -----      -----
  Fixed rate debt                   24,636    43,868     13,304     199,913    148,043     571,134    1,000,898  1,009,729
  Average interest rate for all
  debt                              7.92%      7.88%      7.86%      7.99%      8.08%       8.11%         -

  Variable rate LIBOR debt          10,477      228       9,563     233,000       -           -         253,268    253,268
  Average interest rate for all
  debt                              5.83%      5.83%      5.75%        -          -           -           -          -


         As the table incorporates only those exposures that exist as of June 30, 2001, it does not consider those exposures or positions, which could arise after that date. Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

Part II


Item 2.

Item 6.  Exhibits and Reports on Form 8-K:


(a)       Exhibits


10.       Material Contracts

          10.1 Credit Agreement dated as of April 30, 2001 among Regency Centers, L.P., Regency Realty Group, Inc., Regency Centers Corporation and the financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to Regency Centers Corporation's Form 10-Q for the quarter ended June 30, 2001 (File no. 1-12298).

15.       Letter Regarding Unaudited Interim Financial Information


(b)       Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date: August 14, 2001         REGENCY CENTERS, L.P.


                                       By:       /s/  J. Christian Leavitt
                                          --------------------------------------
                                              Senior Vice President,
                                              and Chief Accounting Officer