Form 10-K/A
period 2001-12-31
REGENCY CENTERS LP
filed 2002-04-16
CIK 1066247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A

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

We are filing an amendment to our original Form 10-K to provide further disclosure about our accounting policies and also our agreements with Security Capital Group. We modified footnote 1(a) Organization and Principles of Consolidation to clarify our consolidation policy with respect to voting control. We modified footnote 1(c) Real Estate Investments by adding additional disclosures related to the impairment losses recorded in 2001 and 2000. We modified footnote 6 Regency's Stockholders' Equity and Partners' Capital to provide additional disclosures about the agreements between Regency and Security Capital Group.



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

     (b) Reports on Form 8-K:

          Report on Form 8-K was filed on December 10, 2001 under Item 7
Exhibits.

     (c)  Exhibits:


3.       Articles of Incorporation and Bylaws

                  (i) Fourth Amended and Restated Agreement of Limited Partnership, as amended, incorporated by reference to
                           Exhibit 3(i) of the Company's Form 10-K filed on March 26, 2002.

                  (ii) Restated Articles of Incorporation of Regency Centers Corporation as amended to date, incorporated by reference to Exhibit 3(ii) of the Company's Form 10-K filed on March 26, 2002.

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

10.      Material Contracts

              ~(a) Regency Centers Corporation 1993 Long Term Omnibus Plan, as amended, incorporated by reference to
                           Exhibit 10.2 of the Company's Form 10-K filed March 19, 2001.

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

            ~@(l) Criteria for Restricted Stock Awards under 1993 Long Term Omnibus Plan.

            ~@(m)          Form of 1996 Stock Purchase Award Agreement.

             @(n) Form of 1996 Management Stock Pledge Agreement relating to the Stock Purchase Award Agreement filed as Exhibit 10(o).

            ~@(o) Form of Promissory Note relating to 1996 Stock Purchase Award Agreement filed as Exhibit 10(o).

              (p)          Intentionally omitted.

              (q) Credit Agreement dated as of April 30, 2001 by and among Regency Centers, L.P., a Delaware limited partnership (the "Borrower"), Regency Realty Group, Inc., a Florida corporation, Regency Centers Corporation, a Florida corporation (the "Parent"), each of the financial institutions initially a signatory hereto together with their assignees (the "Lenders"), and Wells Fargo Bank, National Association, as contractual representative of the Lenders to the extent and in the manner provided (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 14, 2001).

                 ~(r) Amended and Restated Severance and Change of Control Agreement dated as of April, 2002 by and between REGENCY CENTERS CORPORATION, a Florida corporation (the "Company") and Martin E. Stein, Jr. (the "Employee")

                 ~(s) Amended and Restated Severance and Change of Control Agreement dated as of April, 2002 by and between REGENCY CENTERS CORPORATION, a Florida corporation (the "Company") and Bruce M. Johnson (the "Employee")

                 ~(t) Amended and Restated Severance and Change of Control Agreement dated as of April, 2002 by and between REGENCY CENTERS CORPORATION, a Florida corporation (the "Company") and Mary Lou Fiala (the "Employee")


21. Subsidiaries of the Registrant (incorporated by reference to the Company's Form 10-K filed March 26, 2002)

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

                                       REGENCY CENTERS, L.P.

                                       By: REGENCY CENTERS CORPORATION,
                                           Its General Partner


Date:    April 16, 2002                By:   /s/ J. Christian Leavitt
                                          --------------------------------------
                                          J. Christian Leavitt, Senior Vice
                                          President, Finance and Principal
                                          Accounting Officer

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

              The accompanying consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiaries, and also partnerships in which it has voting control. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

              The Partnership reviews its real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
              The Partnership determines impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value. During 2001, the Partnership recorded a provision for loss on one shopping center of $1.6 million due to an anchor tenant bankruptcy and other tenants continuing to vacate the shopping center upon expiration of their leases. During 2000, the

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

              Partnership recorded a provision for loss on operating properties held for sale of $13.0 million related to a portfolio of properties under contract for sale that no longer met Regency's long-term investment standards. These properties were classified as operating properties held for sale at December 31, 2000, and depreciation and amortization was suspended.

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

       Security Capital owns approximately 59.5% of the outstanding common stock of Regency; however, its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the shareholder approval of the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

       The Stockholders Agreement provides that Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or by-laws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directions or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.

       The effect of these limitations is such that notwithstanding the fact that Security Capital owns more than a majority of the currently outstanding shares of Regency common stock, Security Capital may not, in compliance with the Stockholders Agreement, exercise voting control with respect to more than 49% of the outstanding shares of Regency (and may vote those shares in its discretion only with respect to the limited matters listed above).

On December 14, 2001 Security Capital entered into an agreement with GE Capital pursuant to which, assuming consummation, an indirect wholly owned subsidiary of GE Capital will be merged with and into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital. Assuming that Security Capital continues in existence following its acquisition by GE Capital, Regency believes that the Stockholders' Agreement will remain in full force and effect; however, Regency is not a party to any of the agreements between Security Capital and GE Capital.

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