Form 10-Q
period 2002-06-30
REGENCY CENTERS LP
filed 2002-08-14
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 2002

                                      -or-

           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 0-24763

                              REGENCY CENTERS, L.P.
                              ---------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          59-3429602
        --------                                          ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

                       121 West Forsyth Street, Suite 200
                           Jacksonville, Florida 32202
                           ---------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 598-7000
                                 --------------
              (Registrant's telephone number, including area code)

                                    Unchanged
                                    ---------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                        REGENCY CENTERS, L.P.
                     Consolidated Balance Sheets
                 June 30, 2002 and December 31, 2001
                             (unaudited)

                                                                                  2002                  2001
                                                                                  ----                  ----
Assets Real estate investments:
    Land                                                                    $   699,099,670           600,081,672
    Buildings and improvements                                                2,061,580,923         1,914,961,155
                                                                              --------------        --------------
                                                                              2,760,680,593         2,515,042,827
    Less:  accumulated depreciation                                             234,971,611           202,325,324
                                                                              --------------        --------------
                                                                              2,525,708,982         2,312,717,503
    Properties in development                                                   307,984,950           408,437,476
    Operating properties held for sale                                                    -           158,121,462
    Investments in real estate partnerships                                      90,719,293            75,229,636
                                                                              --------------        --------------
          Net real estate investments                                         2,924,413,225         2,954,506,077

Cash and cash equivalents                                                        69,223,154            27,853,264
Notes receivable                                                                 22,209,928            32,504,941
Tenant receivables, net of allowance for uncollectible accounts of $4,685,976 and $4,980,335 at June 30, 2002 and
    December 31, 2001, respectively                                              36,920,445            47,723,145
Deferred costs, less accumulated amortization of $22,442,312 and
    $20,402,059 at June 30, 2002 and December 31, 2001, respectively             37,717,022            34,399,242
Other assets                                                                     13,262,089            12,327,567
                                                                              --------------        --------------

                                                                            $ 3,103,745,863         3,109,314,236
                                                                              ==============        ==============
Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                             1,226,282,116         1,022,720,748
    Unsecured line of credit                                                    180,000,000           374,000,000
    Accounts payable and other liabilities                                       69,660,898            73,434,322
    Tenants' security and escrow deposits                                         8,775,853             8,656,456
                                                                              --------------        --------------
           Total liabilities                                                  1,484,718,867         1,478,811,526
                                                                              --------------        --------------

Limited partners' interest in consolidated partnerships                           4,174,996             3,940,011
                                                                              --------------        --------------
Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units issued
     and outstanding at June 30, 2002 and December 31, 2001,  respectively       78,800,000            78,800,000
Series B  preferred units, par value $100: 850,000 units issued
     and outstanding at June 30, 2002 and December 31, 2001,  respectively       82,799,720            82,799,720
Series C  preferred units, par value $100: 750,000 units issued
     and outstanding at June 30, 2002 and December 31, 2001,  respectively       73,058,577            73,058,577
Series D  preferred units, par value $100: 500,000 units issued
     and outstanding at June 30, 2002 and December 31, 2001,  respectively       49,157,977            49,157,977
Series E  preferred units, par value $100: 700,000 units issued
     and outstanding at June 30, 2002 and December 31, 2001,  respectively       68,221,579            68,221,579
Series F  preferred units, par value $100: 240,000 units issued
     and outstanding at June 30, 2002 and December 31, 2001,  respectively       23,365,799            23,365,799
General partner; 59,676,556 and 59,088,958 units outstanding
     at June 30, 2002 and December 31, 2001, respectively                     1,208,772,326         1,219,050,856
Limited partners; 1,514,458 and 1,555,636 units outstanding
     at June 30, 2002 and December 31, 2001, respectively                        30,676,022            32,108,191
                                                                              --------------        --------------
          Total partners' capital                                             1,614,852,000         1,626,562,699
                                                                              --------------        --------------
Commitments and contingencies
                                                                            $ 3,103,745,863         3,109,314,236
                                                                              ==============        ==============

See accompanying notes to consolidated financial statements.

                        REGENCY CENTERS, L.P.
                Consolidated Statements of Operations
          For the Three Months ended June 30, 2002 and 2001
                             (unaudited)


                                                                             2002                  2001
                                                                             ----                  ----
Revenues:
    Minimum rent                                                       $    70,805,363            63,657,012
    Percentage rent                                                            338,368               541,777
    Recoveries from tenants                                                 19,948,149            17,685,719
    Service operations revenue                                               2,420,368             8,721,592
    Equity in income of investments in
       real estate partnerships                                              1,819,700               727,063
                                                                         --------------        --------------
          Total revenues                                                    95,331,948            91,333,163
                                                                         --------------        --------------

Operating expenses:
    Depreciation and amortization                                           17,753,379            16,116,924
    Operating and maintenance                                               13,150,748            11,481,127
    General and administrative                                               5,228,148             4,602,583
    Real estate taxes                                                       10,147,908             9,242,518
    Other expenses                                                             350,249             1,972,290
                                                                         --------------        --------------
          Total operating expenses                                          46,630,432            43,415,442
                                                                         --------------        --------------

Other expense (income)
    Interest expense, net of interest income of $602,530
      and $1,288,350 in 2002 and 2001, respectively                         20,465,084            17,408,130
    Gain on sale of operating properties                                             -            (1,029,647)
    Provison for loss on operating properties                                2,364,480                     -
    Other income                                                            (2,383,524)                    -
                                                                         --------------        --------------
          Total other expense (income)                                      20,446,040            16,378,483
                                                                         --------------        --------------

      Income before minority interests                                      28,255,476            31,539,238

Minority interest of limited partners                                         (125,873)              (42,714)
                                                                         --------------        --------------

          Income from continuing operations                                 28,129,603            31,496,524

Discontinued operations:
    Operating income from discontinued operations                              942,157             1,839,065
    Gain on sale of operating properties and properties in development       2,869,449                     -
                                                                         --------------        --------------
          Income from discontinued operations                                3,811,606             1,839,065
                                                                         --------------        --------------

           Net income                                                       31,941,209            33,335,589

Preferred unit distributions                                                (8,368,752)           (8,368,752)
                                                                         --------------        --------------

          Net income for common unitholders                            $    23,572,457            24,966,837
                                                                         ==============        ==============

Income per common unit - Basic:
    Income from continuing operations                                  $          0.32                  0.38
                                                                         ==============        ==============
    Discontinued operations                                            $          0.06                  0.03
                                                                         ==============        ==============
    Net income for common unitholders per unit                         $          0.38                  0.41
                                                                         ==============        ==============

Income per common unit - Diluted:
    Income from continuing operations                                  $          0.32                  0.38
                                                                         ==============        ==============
    Discontinued operations                                            $          0.06                  0.03
                                                                         ==============        ==============
    Net income for common unitholders per unit                         $          0.38                  0.41
                                                                         ==============        ==============

See accompanying notes to consolidated financial statements

                        REGENCY CENTERS, L.P.
                Consolidated Statements of Operations
           For the Six Months ended June 30, 2002 and 2001
                             (unaudited)


                                                                             2002                  2001
                                                                             ----                  ----
Revenues:
    Minimum rent                                                       $   139,568,482           126,700,427
    Percentage rent                                                            986,625             1,651,801
    Recoveries from tenants                                                 39,779,564            36,062,697
    Service operations revenue                                               4,134,738            14,170,939
    Equity in income of investments in
       real estate partnerships                                              2,885,210             1,892,262
                                                                         --------------        --------------
          Total revenues                                                   187,354,619           180,478,126
                                                                         --------------        --------------

Operating expenses:
    Depreciation and amortization                                           34,477,264            31,490,752
    Operating and maintenance                                               25,044,805            23,246,939
    General and administrative                                               9,211,154             8,917,757
    Real estate taxes                                                       20,527,573            18,481,004
    Other expenses                                                             709,592             3,351,622
                                                                         --------------        --------------
          Total operating expenses                                          89,970,388            85,488,074
                                                                         --------------        --------------

Other expense (income)
    Interest expense, net of interest income of $1,444,168
      and $3,265,651 in 2002 and 2001, respectively                         40,979,555            34,309,342
    Gain on sale of operating properties                                    (1,494,225)           (1,098,305)
    Provison for loss on operating properties                                2,364,480                     -
    Other income                                                            (2,383,524)                    -
                                                                         --------------        --------------
          Total other expense (income)                                      39,466,286            33,211,037
                                                                         --------------        --------------

      Income before minority interests                                      57,917,945            61,779,015

Minority interest of limited partners                                         (234,985)             (132,500)
                                                                         --------------        --------------

          Income from continuing operations                                 57,682,960            61,646,515

Discontinued operations:
    Operating income from discontinued operations                            3,712,541             3,764,317
    Gain on sale of operating properties and properties in development       4,841,901                     -
                                                                         --------------        --------------
          Income from discontinued operations                                8,554,442             3,764,317
                                                                         --------------        --------------

           Net income                                                       66,237,402            65,410,832

Preferred unit distributions                                               (16,737,504)          (16,737,503)
                                                                         --------------        --------------

          Net income for common unitholders                            $    49,499,898            48,673,329
                                                                         ==============        ==============

Income per common unit - Basic:
    Income from continuing operations                                  $          0.66                  0.73
                                                                         ==============        ==============
    Discontinued operations                                            $          0.15                  0.07
                                                                         ==============        ==============
    Net income for common unitholders per unit                         $          0.81                  0.80
                                                                         ==============        ==============

Income per common unit - Diluted:
    Income from continuing operations                                  $          0.66                  0.73
                                                                         ==============        ==============
    Discontinued operations                                            $          0.14                  0.07
                                                                         ==============        ==============
    Net income for common unitholders per unit                         $          0.80                  0.80
                                                                         ==============        ==============

See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
             Consolidated Statement of Changes in Partners' Capital
                     For the Six Months ended June 30, 2002
                                   (unaudited)


                                                 Preferred            General            Limited             Total
Balance at
   December 31, 2001                        $      375,403,652       1,219,050,856        32,108,191       1,626,562,699
Net income                                          16,737,504          48,266,880         1,233,018          66,237,402
Cash distributions for dividends                                       (60,623,402)       (1,593,543)        (62,216,945)
Preferred unit distribution                        (16,737,504)                  -                 -         (16,737,504)
Purchase of Regency stock and
  corresponding units                                        -          (2,725,000)                -          (2,725,000)
Units converted for cash                                     -                   -           (83,232)            (83,232)
Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                         -           3,814,580                 -           3,814,580
Units exchanged for common
  stock of Regency                                           -           1,020,451        (1,020,451)                  -
Reallocation of limited partners' interest                   -             (32,039)           32,039                   -
                                               ----------------   -----------------  ----------------   -----------------
Balance at
   June 30, 2002                            $      375,403,652       1,208,772,326        30,676,022       1,614,852,000
                                               ================   =================  ================   =================








See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2002 and 2001
                                   (unaudited)


                                                                                     2002                       2001
                                                                                     ----                       ----
Cash flows from operating activities:
    Net income                                                                   $    66,237,402                 65,410,832
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                               35,345,863                 32,768,580
          Deferred loan cost and debt premium amortization                               579,760                    419,034
          Services provided by Regency in exchange for units                           3,814,580                  3,597,414
          Minority interest of limited partners                                          234,985                    132,500
          Equity in income of investments in real estate partnerships                 (2,885,210)                (1,892,262)
          Gain on sale of operating properties                                        (6,336,126)                (1,098,305)
          Provision for loss on operating properties                                   2,364,480                          -
          Other income                                                                (2,383,524)                         -
          Distributions from operations of investments in real
            estate partnerships                                                        2,445,123                    583,000
          Changes in assets and liabilities:
              Tenant receivables                                                       4,846,288                  7,402,336
              Deferred leasing costs                                                  (5,743,087)                (4,567,123)
              Other assets                                                              (909,558)                 2,247,251
              Tenants' security and escrow deposits                                      492,752                    108,576
              Accounts payable and other liabilities                                  (8,617,706)               (12,654,619)
                                                                                 ----------------            ---------------
                 Net cash provided by operating activities                            89,486,022                 92,457,214
                                                                                 ----------------            ---------------

Cash flows from investing activities:
     Acquisition and development of real estate                                     (122,942,817)              (126,162,470)
     Proceeds from sale of real estate                                               152,570,119                101,336,053
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                                      -                  1,547,043
     Investment in real estate partnerships                                          (19,452,091)               (36,144,987)
     Capital improvements                                                             (8,065,785)                (6,906,123)
     Proceeds from sale of real estate partnerships                                    2,388,319                          -
     Repayments from notes receivable                                                 20,042,824                 14,594,060
     Funding of note receivable                                                       (4,895,111)                         -
     Distributions received from investments in real estate partnerships               5,901,647                 11,360,959
                                                                                 ----------------            ---------------
                 Net cash provided by (used in) investing activities                  25,547,105                (40,375,465)
                                                                                 ----------------            ---------------

Cash flows from financing activities:
     Net proceeds from the issuance of Regency stock
        and exchangeable partnership units                                             3,500,499                     38,264
     Repurchase of Regency stock and corresponding units                              (2,725,000)                   (38,102)
     Redemption of partnership units                                                     (83,232)                         -
     Net distributions to limited partners in consolidated partnerships                        -                 (5,111,986)
     Distributions to preferred unit holders                                         (16,737,504)               (16,737,503)
     Cash distributions for dividends                                                (62,216,945)               (60,435,424)
     Net proceeds from fixed rate unsecured notes                                    249,625,000                219,707,400
     Repayment of unsecured line of credit, net                                     (194,000,000)              (233,000,000)
     Repayment of notes payable                                                      (46,339,199)               (32,407,364)
     Scheduled principal payments                                                     (2,615,870)                (2,920,902)
     Deferred loan costs                                                              (2,070,986)                (9,036,174)
                                                                                 ----------------            ---------------
                 Net cash used in financing activities                               (73,663,237)              (139,941,791)
                                                                                 ----------------            ---------------

                 Net increase (decrease) in cash and cash equivalents                 41,369,890                (87,860,042)

Cash and cash equivalents at beginning of period                                      27,853,264                100,987,895
                                                                                 ----------------            ---------------

Cash and cash equivalents at end of period                                       $    69,223,154                 13,127,853
                                                                                 ================            ===============

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2002 and 2001
                                   (unaudited)
                                    continued

                                                                                         2002                  2001
                                                                                         ----                  ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $7,870,000 and $10,086,000 in 2002 and 2001, respectively)                       $     34,747,465            29,791,718
                                                                                     ================       ===============

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate                           $      6,400,000             5,470,479
                                                                                     ================       ===============

Notes receivable taken in connection with sales of properties in development        $      4,852,700             4,005,556
                                                                                     ================       ===============

Real estate contributed as investment in real estate partnerships                   $      3,887,445             9,800,012
                                                                                     ================       ===============







See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

1.     Summary of Significant Accounting Policies

       (a)    Organization and Principles of Consolidation

              Regency Centers, L.P. ("RCLP" or "Partnership") is the primary entity through which Regency Centers Corporation ("Regency" or "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts all of its business and owns all of its assets.

              The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. At June 30, 2002, Regency owns approximately 98% of the outstanding common units of the Partnership.

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

              Substantially all of the lease agreements contain provisions that provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and recovery of real estate taxes and CAM costs are recognized when earned.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


       (b)    Revenues (continued)

              Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. Service operations revenue does not include gains or losses from the sale of operating properties or properties in development which are included in gain or loss on the sale of operating properties or discontinued operations.

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

              Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. The property cost includes the capitalization of interest expense incurred during construction based on average outstanding expenditures.

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

              In 2001, the Partnership classified $158.0 million of operating properties as held for sale on the balance sheet. With the adoption of Statement 144, we determined that those assets did not meet the six criteria set forth in Statement 144 and recharacterized them as properties to be held and used. Subsequent to January 1, 2002, and in accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

       (c)    Real Estate Investments (continued)

              The Partnership reviews its real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, the Partnership recorded a provision for loss of $2.4 million on an operating property (Retail segment) due to the impairment recognized as a result of the Kmart store closing, combined with an earlier closing of an adjacent Winn-Dixie grocery store. The fair value of the operating property was determined by using prices for similar assets in the market.

              The Partnership's properties have operations and cash flows that can be clearly distinguished from the rest of the Partnership. In accordance with Statement 144, the operations and gains on sales of operating properties and properties in development sold to third parties are reported in discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Partnership has some continuing involvement are reported as income from continuing operations.

       (d)    Recent Accounting Pronouncement

              In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, classification of these gains and losses will be evaluated under the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Partnership elected to adopt the provisions related to the rescission of SFAS No. 4 during this period, and reported a gain on early extinguishment of debt totaling $2.4 million, which is included in other income on the accompanying statements of operations during the period ended June 30, 2002.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "Statement No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Partnership has not yet assessed the impact of this statement, however it does not believe it will have a material effect on the financial statements.

       (e)    Reclassifications

              Certain reclassifications have been made to the 2001 amounts to conform to classifications adopted in 2002.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.     Segments

       The Partnership was formed, and currently operates, for the purpose of 1) operating and developing Partnership-owned retail shopping centers (Retail segment), and 2) developing properties intended for sale (including shopping centers, outparcels and build-to-suit properties) and providing management services to third parties (Service operations segment). The Partnership's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no inter-segment sales or transfers.

       The Partnership assesses and measures operating results starting with net operating income for the Retail segment and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). Net operating income for the Retail segment and income for the Service operations segment include gains and losses on the sale of operating properties and properties in development, as well as, the related operating income that is reported as discontinued operations in the accompanying consolidated statements of operations, as required by Statement 144. The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income- producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. In connection with the effective date of Statement 144, the definition of FFO was amended to include amounts reported as income/loss from the operations of discontinued operations. The Partnership further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Partnership considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month and six month periods ended June 30, 2002, and 2001. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.       Segments (continued)

                                                                               For the three months ended
                                                                        June 30, 2002             June 30, 2001
                                                                        -------------             -------------

       Revenues:
         Retail segment                                         $         92,911,580                82,611,571
         Service operations segment                                        2,420,368                 8,721,592
                                                                   ------------------------- -------------------------
            Total revenues                                      $         95,331,948                91,333,163
                                                                   ========================= =========================

       Funds from Operations:
         Retail segment net operating income                    $         72,136,288                64,756,638
         Service operations segment income                                 3,708,610                 8,721,592
         Adjustments to calculate diluted FFO:
           Interest expense, net                                         (20,465,084)              (17,408,130)
           Other income                                                    2,383,524                         -
           General and administrative and other                           (5,578,397)               (6,574,873)
           Non-real estate depreciation                                     (383,689)                 (460,816)
           Minority interest of limited partners                            (125,873)                  (42,714)
           Gain on sale of operating properties                                    -                (2,023,114)
           Gain on sale of operating properties -
            discontinued operations                                       (1,581,208)                        -
           Depreciation and amortization of
            discontinued operations                                          270,552                   755,740
           Minority interest in depreciation
            and amortization                                                 (48,866)                  (98,425)
           Share of joint venture depreciation
            and amortization                                                 306,149                   237,258
           Distributions on preferred units                               (8,368,752)               (8,368,752)
                                                                   ------------------------- -------------------------
             Funds from Operations - diluted                              42,253,254                39,494,404
                                                                   ------------------------- -------------------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation
            and amortization                                             (17,640,242)              (16,411,848)
           Minority interest in depreciation
            and amortization                                                  48,866                    98,425
           Share of joint venture depreciation
            and amortization                                                (306,149)                 (237,258)
           Provision for loss on operating properties                     (2,364,480)                        -
           Gain on sale of operating properties                                    -                 2,023,114
           Gain on sale of operating properties -
            discontinued operations                                        1,581,208                         -
                                                                   ------------------------- -------------------------

             Net income available for common unitholders        $         23,572,457                24,966,837
                                                                   ========================= =========================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.     Segments (continued)

                                                                                For the six months ended
                                                                        June 30, 2002             June 30, 2001
                                                                        -------------             -------------

       Revenues:
         Retail segment                                         $        183,219,881                166,307,187
         Service operations segment                                        4,134,738                 14,170,939
                                                                   ------------------------- -------------------------
            Total revenues                                      $        187,354,619                180,478,126
                                                                   ========================= =========================

       Funds from Operations:
         Retail segment net operating income                    $        146,099,689                129,441,866
         Service operations segment income                                 5,731,219                 14,170,939
         Adjustments to calculate diluted FFO:
           Interest expense, net                                         (40,979,555)               (34,309,342)
           Other income                                                    2,383,524                          -
           General and administrative and other                           (9,920,746)               (12,269,379)
           Non-real estate depreciation                                     (858,814)                  (849,848)
           Minority interest of limited partners                            (234,985)                  (132,500)
           Gain on sale of operating properties                           (1,494,225)                (2,091,772)
           Gain on sale of operating properties -
            discontinued operations                                       (3,245,420)                         -
           Depreciation and amortization of
            discontinued operations                                          936,209                  1,277,828
           Minority interest in depreciation
            and amortization                                                 (97,380)                   (98,424)
           Share of joint venture depreciation
            and amortization                                                 637,856                    371,692
           Distributions on preferred units                              (16,737,504)               (16,737,503)
                                                                   ------------------------- -------------------------
             Funds from Operations - diluted                              82,219,868                 78,773,557
                                                                   ------------------------- -------------------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation
            and amortization                                             (34,554,659)               (31,918,732)
           Minority interest in depreciation
            and amortization                                                  97,380                     98,424
           Share of joint venture depreciation
            and amortization                                                (637,856)                  (371,692)
           Provision for loss on operating properties                     (2,364,480)                         -
           Gain on sale of operating properties                            1,494,225                  2,091,772
           Gain on sale of operating properties -
            discontinued operations                                        3,245,420                          -
                                                                   ------------------------- -------------------------

             Net income available for common unitholders        $         49,499,898                 48,673,329
                                                                   ========================= =========================

                                                                        June 30, 2002           December 31, 2001
                                                                        -------------           -----------------
       Assets (in thousands):
         Retail segment                                         $          2,575,559                  2,631,592
         Service operations segment                                          407,985                    403,142
         Cash and other assets                                               120,202                     74,580
                                                                   ------------------------- -------------------------
           Total assets                                         $          3,103,746                  3,109,314
                                                                   ========================= =========================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

3.     Discontinued Operations and Operating Properties Held for Sale

       During the first six months, the Partnership sold 15 operating properties for proceeds of $129.2 million. These sales resulted in a net gain of $4.8 million, which is reflected as a gain on sale within discontinued operations. The revenues from the properties disposed of were $6.0 million and $7.8 million for the six months ended June 30, 2002 and 2001, respectively. The operating income from these properties was $3.7 million and $3.8 million for the six months ended June 30, 2002 and 2001, respectively. Discontinued operations for the Retail segment and the Service operations segment were $7.0 million and $1.6 million, respectively, for the six months ended June 30, 2002.

       The Partnership also sold two assets to Macquarie CountryWide-Regency, LLC, ("MCWR"), a joint venture in which the Partnership has a 25% interest, for proceeds of $13.3 million (see note 4). Since the Partnership has a continuing involvement in these properties, the gain on the sale is recorded as gain on sale of operating properties in the Partnership's consolidated statements of operations.

4.     Investments in Real Estate Partnerships

       The Partnership accounts for all investments in which it owns 50% or less and does not have controlling financial interest using the equity method. The Partnership's combined investment in these partnerships was $90.7 million and $75.2 million at June 30, 2002 and December 31, 2001, respectively. Net income, which includes all operating results as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

       The Partnership has a 25% equity interest in MCWR, a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the first quarter of 2002, MCWR acquired two shopping centers from the Partnership for $17.8 million, for which the Partnership received net proceeds of $13.3 million. The Partnership recognized gains on the sales of $1.5 million, which represents gain recognition on only that portion of the sale to MCWR not owned by the Partnership.

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

4.     Investments in Real Estate Partnerships (continued)

       The Partnership's investments in real estate partnerships as of June 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                              Ownership                       2002            2001
                                                              ---------                       ----            ----
       Columbia Regency Retail Partners, LLC                     20%          $             30,105          31,092
       Macquarie CountryWide-Regency, LLC                        25%                         8,112           4,180
       OTR/Regency Texas Realty Holdings, L.P.                   30%                        16,475          16,590
       Regency Ocean East Partnership, L.P.                      25%                             -           2,783
       RRG-RMC Tracy, LLC                                        50%                        17,278          12,339
       Tinwood, LLC                                              50%                        10,182           7,177
       GME/RRG I, LLC                                            50%                             -           1,069
       Jog Road, LLC                                             50%                         2,432               -
       Valleydale, LLC                                           50%                         6,135               -
                                                                                   ---------------- ---------------
                                                                              $             90,719          75,230
                                                                                   ================ ===============

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                             June 30,           December 31,
                                                               2002                 2001
                                                               ----                 ----
       Balance Sheets:
       Investment property, net                   $              316,374                286,096
       Other assets                                                8,789                  8,581
                                                          ---------------     ------------------
             Total assets                         $              325,163                294,677
                                                          ===============     ==================

       Notes payable and other debt               $               67,619                 67,489
       Other liabilities                                           8,119                  5,983
       Equity and partners' capital                              249,425                221,205
                                                          ---------------     ------------------
             Total liabilities and equity         $              325,163                294,677
                                                          ===============     ==================

       The revenues and expenses are summarized as follows for the six month periods ended June 30, 2002 and 2001:
                                                               2002                   2001
                                                               ----                   ----
       Statements of Operations:
       Total revenues                              $              21,230                 11,490
       Total expenses                                             10,806                  5,743
                                                          ---------------        ---------------
            Net income                             $              10,424                  5,747
                                                          ===============        ===============

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $67.6 million at June 30, 2002 and the Partnership's proportionate share of these loans was $14.6 million.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

5.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at June 30, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                             2002            2001
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        202,816         240,091
                    Variable rate mortgage loans                                18,887          21,691
                    Fixed rate unsecured loans                               1,004,579         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,226,282       1,022,721
                Unsecured line of credit                                       180,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,406,282       1,396,721
                                                                         ============== ===============

       Interest rates paid on the line of credit (the "Line") at June 30, 2002 and 2001 were based on LIBOR plus .85% or 2.725% and 4.975%, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On January 15, 2002, the Partnership completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Partnership. The net proceeds of these offerings were used to reduce the balance of the Line.

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

       As of June 30, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------
                                                           -------------- --------------- ---------------

              2002                                      $          2,452          11,768          14,220
              2003                                                 4,588          22,868          27,456
              2004 (includes the Line)                             4,949         389,154         394,103
              2005                                                 3,754         148,029         151,783
              2006                                                 3,296          24,095          27,391
              Beyond 5 Years                                      24,416         762,663         787,079
              Unamortized debt premiums                                -           4,250           4,250
                                                           -------------- --------------- ---------------
                   Total                                $         43,455       1,362,827       1,406,282
                                                           ============== =============== ===============

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

5.     Notes Payable and Unsecured Line of Credit (continued)

       During the period ended June 30, 2002, the Partnership extinguished the debt on Worthington Park Centre for the face amount of the note, resulting in the recognition of a gain on early extinguishment representing the remaining unamortized premium recorded upon assumption of the debt. The gain has been recorded in other income on the accompanying consolidated statements of operations.

       The fair value of the Partnership's notes payable and Line are estimated based on the current rates available to the Partnership for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is $1.47 billion.

6.     Regency's Stockholders' Equity and Partners' Capital

       The Partnership has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock of the Company ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At June 30, 2002 and December 31, 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

       Terms and conditions of the Preferred Units are summarized as follows:

                  Units              Issue             Issuance       Distribution       Callable        Exchangeable
   Series         Issued             Price              Amount            Rate        by Partnership     by Unitholder
-------------- ------------- --- --------------- -- ---------------- --------------- ----------------- ------------------

Series A          1,600,000  $        50.00      $       80,000,000      8.125%          06/25/03          06/25/08
Series B            850,000          100.00              85,000,000      8.750%          09/03/04          09/03/09
Series C            750,000          100.00              75,000,000      9.000%          09/03/04          09/03/09
Series D            500,000          100.00              50,000,000      9.125%          09/29/04          09/29/09
Series E            700,000          100.00              70,000,000      8.750%          05/25/05          05/25/10
Series F            240,000          100.00              24,000,000      8.750%          09/08/05          09/08/10
               -------------                        ----------------
                  4,640,000                      $      384,000,000
               =============                        ================


       Security Capital owns approximately 58.9% of the outstanding common stock of Regency; however, its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


6.     Regency's Stockholders' Equity and Partners' Capital (continued)

       The Stockholders Agreement provides that during the standstill period Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or by-laws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directions or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.

       The effect of these limitations is such that notwithstanding the fact that Security Capital owns more than a majority of the currently outstanding shares of Regency common stock, Security Capital may not, in compliance with the standstill provisions of the Stockholders Agreement, exercise voting control with respect to more than 49% of the outstanding shares of Regency (and may vote those shares in its discretion only with respect to the limited matters listed above).

       Effective May 14, 2002, an indirect wholly owned subsidiary of GE Capital merged into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital. On July 12, 2002, Security Capital advised Regency that, pursuant to the terms of the Stockholders Agreement, Security Capital has elected to cancel the otherwise automatic extension of the standstill period effective April 10, 2003.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three month periods ended June 30, 2002, and 2001 (in thousands except per unit data):

                                                                     2002                     2001
                                                                     -----                    ----
       Numerator:
       Income from continuing operations                       $           28,130                   31,497
       Discontinued operations                                              3,812                    1,839
                                                                  ----------------        -----------------
       Net income                                                          31,942                   33,336
       Less: preferred unit distributions                                   8,369                    8,369
                                                                  ----------------        -----------------
       Net income for common unitholders                                   23,573                   24,967
       Less:  Preferred stock dividends                                       759                      744
                                                                  ----------------        -----------------
       Net income for common unitholders -
         Basic and Diluted                                     $           22,814                   24,223
                                                                  ================        =================

       Denominator:
       -------------
       Weighted average common units
          outstanding for Basic EPS                                        59,640                   59,070
       Incremental units to be issued under
          common stock using the Treasury Method                              459                      203
                                                                  ----------------        -----------------
       Weighted average common units outstanding
          for Diluted EPS                                                  60,099                   59,273
                                                                  ----------------        -----------------

       Income per common unit - Basic
       Income from continuing operations                       $             0.32                     0.38
       Discontinued operations                                 $             0.06                     0.03
                                                                  ----------------        -----------------
       Net income for common unitholders
          per unit                                             $             0.38                     0.41
                                                                  ================        =================

       Income per common unit - Diluted
       Income from continuing operations                       $             0.32                     0.38
       Discontinued operations                                 $             0.06                     0.03
                                                                  ----------------        -----------------
       Net income for common unitholders
          per unit                                             $             0.38                     0.41
                                                                  ================        =================

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

7.     Earnings Per Unit (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the six month periods ended June 30, 2002, and 2001 (in thousands except per unit data):

                                                                       2002                    2001
                                                                       -----                   -----
       Numerator:
       Income from continuing operations                       $           57,683                  61,647
       Discontinued operations                                              8,555                   3,764
                                                                  ----------------        ----------------
       Net income                                                          66,238                  65,411
       Less: preferred unit distributions                                  16,738                  16,738
                                                                  ----------------        ----------------
       Net income for common unitholders                                   49,500                  48,673
       Less:  Preferred stock dividends                                     1,517                   1,478
                                                                  ----------------        ----------------
       Net income for common unitholders -
         Basic and Diluted                                     $           47,983                  47,195
                                                                  ================        ================

       Denominator:
       -------------
       Weighted average common units
          outstanding for Basic EPS                                        59,482                  58,965
       Incremental units to be issued under
          common stock using the Treasury Method                              425                     183
                                                                  ----------------        ----------------
       Weighted average common units outstanding
          for Diluted EPS                                                  59,907                  59,148
                                                                  ----------------        ----------------

       Income per common unit - Basic
       Income from continuing operations                       $             0.66                    0.73
       Discontinued operations                                 $             0.15                    0.07
                                                                  ----------------        ----------------
       Net income for common unitholders
          per unit                                             $             0.81                    0.80
                                                                  ================        ================

       Income per common unit - Diluted
       Income from continuing operations                       $             0.66                    0.73
       Discontinued operations                                 $             0.14                    0.07
                                                                  ----------------        ----------------
       Net income for common unitholders                       $
          per unit                                                           0.80                    0.80
                                                                  ================        ================

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

Organization
------------

         Regency is a qualified real estate investment trust ("REIT") which began operations in 1993. We previously operated under the name Regency Realty Corporation, but changed our name to Regency Centers Corporation in February 2001 to more appropriately acknowledge our brand and position in the shopping center industry. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P., ("RCLP"), an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, is executed by RCLP.

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. Our shopping centers summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                                        June 30, 2002                                December 31, 2001
                                        -------------                                -----------------
Location               # Properties          GLA          % Leased *    # Properties          GLA        % Leased *
                       ------------        ---------      ----------    ------------      -----------    ----------

Florida                      55             6,358,348       93.2%            56            6,535,254      92.0%
California                   38             4,814,302       99.1%            39            4,879,051      98.8%
Texas                        35             4,373,356       93.4%            36            4,579,263      92.8%
Georgia                      24             2,429,924       94.6%            26            2,556,471      93.3%
Ohio                         14             1,878,356       90.6%            14            1,870,079      93.5%
North Carolina               13             1,302,751       98.0%            13            1,302,751      98.1%
Colorado                     12             1,195,412       98.2%            12            1,188,480      99.2%
Washington                   8                932,271       98.9%             9            1,095,457      98.1%
Oregon                       8                827,031       91.7%             8              740,095      93.2%
Alabama                      8                783,711       94.3%             7              665,440      95.3%
Arizona                      8                586,772       86.4%             9              627,612      98.6%
Virginia                     7                477,250       98.4%             6              408,368      97.6%
Tennessee                    7                455,142       97.9%            10              493,860      99.4%
Missouri                     2                370,572       96.5%             2              370,176      92.9%
South Carolina               6                350,164      100.0%             5              241,541     100.0%
Kentucky                     5                325,682       93.6%             5              321,689      94.2%
Illinois                     2                300,536       98.5%             2              300,162      91.6%
Michigan                     3                279,265       93.7%             3              275,085      89.5%
Delaware                     2                240,418       99.5%             2              240,418      99.3%
Mississippi                  2                185,061       98.9%             2              185,061      98.3%
New Jersey                   2                 99,901      100.0%             3              112,640     100.0%
Wyoming                      1                 86,883      100.0%             1               87,777     100.0%
Pennsylvania                 1                  6,000      100.0%             1                6,000     100.0%
Maryland                     -                     -          -               1                6,763        -
                       --------------- --------------- ---------------- -------------- -------------- --------------
    Total                   263            28,659,108       95.0%            272          29,089,493      94.9%
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

         The following table summarizes the four largest grocery tenants occupying our shopping centers at June 30, 2002:

                                                Percentage of      Percentage of
           Grocery            Number of           Company-           Annualized        Average Remaining
           Anchor           Stores (a) (b)      owned GLA (b)      Base Rent (b)          Lease Term
           ------           --------------      -------------      -------------          ----------

          Kroger                  57               11.1%               8.7%                 15 yrs
          Publix                  52                8.3%               5.9%                 13 yrs
          Safeway                 45                5.8%               4.5%                 11 yrs
          Albertsons              25                3.0%               2.6%                 15 yrs

(a)      Includes grocery tenant owned stores
(b)      Includes properties owned through joint ventures

         On January 22, 2002, Kmart Corporation, a tenant in four of our shopping centers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under Chapter 11 bankruptcy protection, Kmart has the ability to reject pre-petition lease agreements and cease the payment of rent. Effective June 30, 2002, Kmart rejected two leases representing $0.942 million of annual base rent and closed both stores. We have two other leases with Kmart representing $0.883 million of annual base rent. Both of these stores are open and operating, however, there can be no assurance that Kmart will be able to continue rental payments on these two stores in the future.

         As a result of the Kmart store closing at one of our shopping centers, combined with an earlier closing of an adjacent Winn-Dixie grocery store, we determined that the value of this shopping center had been permanently impaired; and accordingly, recorded a provision for loss on operating properties of $2.4 million.

Acquisition and Development of Shopping Centers
-----------------------------------------------

         We have implemented a growth strategy dedicated to developing and acquiring high-quality shopping centers. Our development program makes a significant contribution to our overall growth. Development is customer-driven, meaning we generally have an executed lease from the anchor before we begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with 20-year leases from the grocer anchors, and produce either attractive returns on invested capital or profits from sale. This development process can require 12 to 36 months from initial land or redevelopment acquisition through construction and lease-up and finally stabilized income, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         At June 30, 2002, we had 30 projects under construction or undergoing major renovations, which, when complete will represent an investment of $461 million before reimbursement of certain tenant-related costs and expected sale proceeds from adjacent land and outparcels. Total costs necessary to complete these developments are estimated to be $146 million and will be expended through 2005. These developments are approximately 68% complete and 74% pre-leased.

         Regency has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. At June 30, 2002, Columbia owned nine shopping centers with total GLA of 1,606,026 sq. ft. and a net book value of $192.0 million.

         Regency has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the first quarter, MCWR acquired two shopping centers from the Company for $17.8 million, for which the Company received net proceeds of $13.3 million. The Company recognized gains on the sales of these centers of $1.5 million, which represents gain recognition on only that portion of the sales to MCWR not owned by the Company. At June 30, 2002, MCWR owned seven shopping centers with total GLA of 560,624 sq. ft. and a net book value of $54.5 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which may be acquired directly from Regency. For those properties acquired from third parties, Regency is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to share and unit holders. Net cash provided by operating activities was $89.5 million and $92.5 million for the six months ended June 30, 2002 and 2001, respectively. During the first six months of 2002 and 2001, respectively, we incurred capital expenditures of $8.1 million and $6.9 million to improve our shopping center portfolio, paid scheduled principal payments of $2.6 million and $2.9 million to our lenders, and paid dividends and distributions of $79.0 million and $77.2 million to our share and unit holders.

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

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Proceeds from the sale of real estate includes the sale of out-parcels and developments as well as the sale of low-growth shopping centers. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets provides Regency with a capital source for new development and acquisitions, while earning market based fees as the asset manager. During the first six months of 2002 and 2001, proceeds from the sale of real estate to third parties and joint ventures were $152.6 million and $101.3 million, respectively.

         Net cash provided by investing activities was $25.5 million for the six months ended June 30, 2002. Net cash used in investing activities was $40.4 for the six months ended June 30, 2001, primarily for the purposes discussed under Acquisition and Development of Shopping

Centers. These amounts are net of the proceeds from sales of real estate discussed above. Net cash used in financing activities was $73.7 million and $139.9 million for the six months ended June 30, 2002 and 2001, respectively.

         Outstanding debt at June 30, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                               2002            2001
                                                                               ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        202,816         240,091
                    Variable rate mortgage loans                                18,887          21,691
                    Fixed rate unsecured loans                               1,004,579         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,226,282       1,022,721
                Unsecured line of credit                                       180,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,406,282       1,396,721
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

         Interest rates paid on the Line at June 30, 2002 and 2001 were based on LIBOR plus .85%, or 2.725% and 4.975%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         On January 15, 2002, the Partnership completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company. The net proceeds of these offerings were used to reduce the balance of the Line.

         As of June 30, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2002                                      $          2,452          11,768          14,220
              2003                                                 4,588          22,868          27,456
              2004 (includes the Line)                             4,949         389,154         394,103
              2005                                                 3,754         148,029         151,783
              2006                                                 3,296          24,095          27,391
              Beyond 5 Years                                      24,416         762,663         787,079
              Unamortized debt premiums                                -           4,250           4,250
                                                           -------------- --------------- ---------------
                   Total                                $         43,455       1,362,827       1,406,282
                                                           ============== =============== ===============


         Unconsolidated partnerships and joint ventures in which we have an investment also had mortgage loans payable of $67.6 million at June 30, 2002 and the Company's proportionate share of these loans is $14.6 million.

         The fair value of our notes payable and the Line are estimated based on the current rates available to us for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in the connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is $1.47 billion.

         RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP at par after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. The net proceeds of these offerings were used to reduce the Line. At June 30, 2002 and 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

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

Results from Operations
-----------------------

Comparison of the six months ended June 30, 2002 to 2001

         Revenues increased $6.9 million or 4% to $187.4 million in 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates of the operating properties. Minimum rent increased $12.9 million or 10%, and recoveries from tenants increased $3.7 million or 10%. At June 30, 2002, we were operating or developing 263 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are all properties not identified as development. At June 30, 2002, we had 233 stabilized shopping centers that were 95.0% leased. In 2002, rental rates grew by 9.3% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties.

         Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. Service operations revenue does not include gains or losses from the sale of operating properties or properties in development which are included in gain or loss on the sale of operating properties or discontinued operations. The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. Service operations revenue decreased by $10.0 million to $4.1 million in 2002, or 71%. The decrease was due to a $7.8 million reduction in development profits resulting from the sale of fewer developments during 2002 compared to 2001, a $2.7 million decrease in gains from the sale of land and outparcels, and the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") which requires $1.5 million of sales to be presented under discontinued operations.

         Operating expenses increased $4.5 million or 5% to $90.0 million in 2002. Combined operating and maintenance, and real estate taxes increased $3.8 million or 9% during 2002 to $45.6 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $9.2 million during 2002 vs. $8.9 million in 2001. Depreciation and amortization increased $3.0 million during 2002 or 9% primarily due to developments that only partially operated during 2001 and the recharacterization of operating properties previously classed as held for sale that no longer meet the criteria under Statement 144.

         We review our real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, we recorded a provision for loss on an operating property of $2.4 million.

         Net interest expense increased to $41.0 million in 2002 from $34.3 million in 2001 or 19%. The increase was primarily due to a reduction in capitalized interest related to the completion of developments during 2002 and a higher percentage of outstanding debt with fixed interest rates, which are higher than variable interest rates. Regency had $1.4 billion of outstanding debt at June 30, 2002 and June 30, 2001. On June 30, 2002, 86% of outstanding debt had fixed interest rates vs. 80% on June 30, 2001.

         Income from discontinued operations was $8.6 million in 2002 compared to $3.8 million in 2001 primarily due to gains recognized on the sale of operating properties and properties in development in 2002 of $4.8 million.

         Net income for common unitholders was $49.5 million in 2002 vs. $48.7 million in 2001, or a 2% increase. Diluted earnings per unit were $0.80 in both 2002 and 2001.

Comparison of the three months ended June 30, 2002 to 2001

         Revenues increased $4.0 million or 4% to $95.3 million for the three months ended June 30, 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates of the operating properties. Minimum rent increased $7.1 million or 11%, and recoveries from tenants increased $2.3 million or 13%.

         Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. Service operations revenue does not include gains or losses from the sale of operating properties or properties in development which are included in gain or loss on the sale of operating properties or discontinued operations. Service operations revenue decreased by $6.3 million to $2.4 million in 2002, or 72%. The decrease was due to a $5.6 million reduction in development profits resulting from the sale of fewer developments during 2002 compared to 2001, a $0.8 million decrease in gains from the sale of land and outparcels, and the adoption of Statement 144 which requires $1.3 million of sales to be presented under discontinued operations.

         Operating expenses increased $3.2 million or 7% to $46.6 million in 2002. Combined operating and maintenance, and real estate taxes increased $2.6 million or 12% during 2002 to

$23.3 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $5.2 million during 2002 vs. $4.6 million in 2001. Depreciation and amortization increased $1.6 million during 2002 or 10% primarily due to developments that only partially operated during 2001.

         We review our real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the three month period ended June 30, 2002, we recorded a provision for loss on an operating property of $2.4 million.

         Net interest expense increased to $20.5 million in 2002 from $17.4 million in 2001 or 18%. The increase was primarily due to a reduction in capitalized interest related to the completion of developments during 2002 and a higher percentage of outstanding debt with fixed interest rates, which are higher than variable interest rates.

         Income from discontinued operations was $3.8 million in 2002 compared to $1.8 million in 2001 primarily due to gains recognized on the sale of operating properties and properties in development in 2002 of $2.9 million.

         Net income for common unitholders was $23.6 million in 2002 vs. $25.0 million in 2001, or a 6% decrease. Diluted earnings per unit were $0.38 in 2002 vs. $0.41 in 2001, or 7% lower as a result of the decrease in net income.

Stock Purchase Loans
--------------------

In previous years, as part of its long-term incentive compensation program, the Company structured a stock purchase plan whereby executives could acquire common stock at fair market value by investing their own capital in combination with loans provided by Regency. These full recourse loans are secured by stock, which is held as collateral by Regency, and have fixed interest rates of 6% and 7.8%. As part of the loan program, executives have been granted annual loan forgiveness over a vesting period. The Company ceased making these types of loans in 1998 and has not originated any new personal loans to its employees since that date. The Company continues to carry these existing stock loans in its financial statements as a reduction to stockholder's equity and charges loan forgiveness to compensation expense as it vests.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         Regency is exposed to interest rate changes primarily as a result of the Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Regency's real estate investment portfolio and operations. Regency's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives Regency borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Regency has no plans to enter into derivative or interest rate transactions for speculative purposes, and at June 30, 2002, Regency did not have any borrowings hedged with derivative financial instruments.

         Regency's interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                     Fair
                                 2002       2003        2004        2005       2006    Thereafter      Total        Value
                                 ----       ----        ----        ----       ----    ----------      -----        -----
Fixed rate debt                 14,106     17,893     204,893     151,783     27,391     787,079     1,203,145   1,273,971
  Average interest rate          7.62%      7.60%       7.64%       7.64%      7.64%       7.63%          -           -
Variable rate debt                 114      9,563     189,210        -          -           -          198,887     198,887
  Average interest rate          2.71%      2.68%        -           -          -           -             -           -


         As the table incorporates only those exposures that exist as of June 30, 2002, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, Regency's hedging strategies at that time, and interest rates.

Item 6 Exhibits and Reports on Form 8-K:


     (a)  Exhibits

          99.1 Certification of the Chief Executive Officer of Regency Centers Corporation, which is the general partner of Regency Centers, L.P. (the "Partnership"), Pursuant to 18 U.S.C.
                  Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

          99.2 Certification of the Chief Financial Officer of Regency Centers Corporation, which is the general partner of Regency Centers, L.P. (the "Partnership"), Pursuant to 18 U.S.C.
                  Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

          99.3 Certification of the Chief Operating Officer of Regency Centers Corporation, which is the general partner of Regency Centers, L.P. (the "Partnership"), Pursuant to 18 U.S.C.
                  Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)


     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  August 14,  2002           REGENCY CENTERS, L.P.



                                           By:   /s/  J. Christian Leavitt
                                                 -------------------------
                                                Senior Vice President,
                                                and Chief Accounting Officer