Form 10-Q
period 2002-09-30
REGENCY CENTERS LP
filed 2002-11-13
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

                           REGENCY CENTERS, L.P.
                        Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001
                                (unaudited)

                                                                                     2002                   2001
                                                                                     ----                   ----
Assets
Real estate investments:
     Land                                                                     $     723,482,935            600,081,672
     Buildings and improvements                                                   2,104,866,689          1,914,961,155
                                                                                ----------------       ----------------
                                                                                  2,828,349,624          2,515,042,827
     Less:  accumulated depreciation                                                247,879,090            202,325,324
                                                                                ----------------       ----------------
                                                                                  2,580,470,534          2,312,717,503
     Properties in development                                                      263,736,898            408,437,476
     Operating properties held for sale                                               6,433,262            158,121,462
     Investments in real estate partnerships                                        103,174,194             75,229,636
                                                                                ----------------       ----------------
          Net real estate investments                                             2,953,814,888          2,954,506,077

Cash and cash equivalents                                                            46,869,774             27,853,264
Notes receivable                                                                      3,100,000             32,504,941
Tenant receivables, net of allowance for uncollectible accounts of $4,275,207 and $4,980,335 at September 30, 2002 and
     December 31, 2001, respectively                                                 40,952,944             47,723,145
Deferred costs, less accumulated amortization of $24,497,882 and
     $20,402,059 at September 30, 2002 and December 31, 2001, respectively           36,835,055             34,399,242
Other assets                                                                         17,885,057             12,327,567
                                                                                ----------------       ----------------

                                                                              $   3,099,457,718          3,109,314,236
                                                                                ================       ================

Liabilities and Partners' Capital
Liabilities:
     Notes payable                                                                1,265,531,797          1,022,720,748
     Unsecured line of credit                                                       130,000,000            374,000,000
     Accounts payable and other liabilities                                          71,787,899             73,434,322
     Tenants' security and escrow deposits                                            9,252,677              8,656,456
                                                                                ----------------       ----------------
           Total liabilities                                                      1,476,572,373          1,478,811,526
                                                                                ----------------       ----------------

Limited partners' interest in consolidated partnerships                               4,062,169              3,940,011
                                                                                ----------------       ----------------

Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units issued and
     outstanding at September 30, 2002 and December 31, 2001,  respectively          78,800,000             78,800,000
Series B  preferred units, par value $100: 850,000 units issued and
     outstanding at September 30, 2002 and December 31, 2001,  respectively          82,799,720             82,799,720
Series C  preferred units, par value $100: 750,000 units issued and
     outstanding at September 30, 2002 and December 31, 2001,  respectively          73,058,577             73,058,577
Series D  preferred units, par value $100: 500,000 units issued and
     outstanding at September 30, 2002 and December 31, 2001,  respectively          49,157,977             49,157,977
Series E  preferred units, par value $100: 700,000 units issued and
     outstanding at September 30, 2002 and December 31, 2001,  respectively          68,221,579             68,221,579
Series F  preferred units, par value $100: 240,000 units issued and
     outstanding at September 30, 2002 and December 31, 2001,  respectively          23,365,799             23,365,799
General partner; 60,047,637 and 59,088,958 units outstanding
     at September 30, 2002 and December 31, 2001, respectively                    1,212,929,291          1,219,050,856
Limited partners; 1,509,458 and 1,555,636 units outstanding
     at September 30, 2002 and December 31, 2001, respectively                       30,490,233             32,108,191
                                                                                ----------------       ----------------
          Total partners' capital                                                 1,618,823,176          1,626,562,699
                                                                                ----------------       ----------------

Commitments and contingencies
                                                                              $   3,099,457,718          3,109,314,236
                                                                                ================       ================

See accompanying notes to consolidated financial statements.

                           REGENCY CENTERS, L.P.
                   Consolidated Statements of Operations
           For the Three Months ended September 30, 2002 and 2001
                                (unaudited)


                                                                                     2002                   2001
                                                                                     ----                   ----
Revenues:
     Minimum rent                                                             $      72,688,390             64,729,862
     Percentage rent                                                                    533,119                188,633
     Recoveries from tenants                                                         21,407,406             18,298,799
     Service operations revenue                                                       8,301,507              9,075,710
     Equity in income of investments in
        real estate partnerships                                                      1,302,058                233,262
                                                                                ----------------       ----------------
           Total revenues                                                           104,232,480             92,526,266
                                                                                ----------------       ----------------

Operating expenses:
     Depreciation and amortization                                                   18,645,739             16,197,630
     Operating and maintenance                                                       13,554,446             11,843,305
     General and administrative                                                       6,097,587              4,469,616
     Real estate taxes                                                               10,497,726              9,080,051
     Other expenses                                                                     245,026              1,315,127
                                                                                ----------------       ----------------
           Total operating expenses                                                  49,040,524             42,905,729
                                                                                ----------------       ----------------

Other expense:
     Interest expense, net of interest income of $889,113
       and $1,737,839 in 2002 and 2001, respectively                                 21,335,243             15,940,154
     Loss on sale of operating properties                                                56,754                136,932
     Provison for loss on operating properties                                          160,000                      -
                                                                                ----------------       ----------------
           Total other expense                                                       21,551,997             16,077,086
                                                                                ----------------       ----------------

      Income before minority interests                                               33,639,959             33,543,451

Minority interest of limited partners                                                  (125,173)              (324,206)
                                                                                ----------------       ----------------

          Income from continuing operations                                          33,514,786             33,219,245

Discontinued operations:
     Operating income from discontinued operations                                      415,006              2,478,146
     Gain on sale of operating properties and properties in development               2,577,422                      -
                                                                                ----------------       ----------------
          Income from discontinued operations                                         2,992,428              2,478,146
                                                                                ----------------       ----------------

           Net income                                                                36,507,214             35,697,391

Preferred unit distributions                                                         (8,368,752)            (8,368,752)
                                                                                ----------------       ----------------

           Net income for common unitholders                                  $      28,138,462             27,328,639
                                                                                ================       ================

Income per common unit - Basic:
     Income from continuing operations                                        $            0.41                   0.41
     Discontinued operations                                                  $            0.05                   0.04
                                                                                ----------------       ----------------
     Net income for common unitholders per unit                               $            0.46                   0.45
                                                                                ================       ================

Income per common unit - Diluted:
     Income from continuing operations                                        $            0.41                   0.41
     Discontinued operations                                                  $            0.05                   0.04
                                                                                ----------------       ----------------
     Net income for common unitholders per unit                               $            0.46                   0.45
                                                                                ================       ================

See accompanying notes to consolidated financial statements

                           REGENCY CENTERS, L.P.
                   Consolidated Statements of Operations
           For the Nine Months ended September 30, 2002 and 2001
                                (unaudited)


                                                                                     2002                   2001
                                                                                     ----                   ----
Revenues:
     Minimum rent                                                             $     210,086,364            189,536,181
     Percentage rent                                                                  1,502,275              1,824,455
     Recoveries from tenants                                                         60,815,029             53,970,005
     Service operations revenue                                                      12,436,245             22,963,918
     Equity in income of investments in
        real estate partnerships                                                      4,187,268              2,125,524
                                                                                ----------------       ----------------
           Total revenues                                                           289,027,181            270,420,083
                                                                                ----------------       ----------------

Operating expenses:
     Depreciation and amortization                                                   52,743,656             47,345,357
     Operating and maintenance                                                       38,282,684             34,813,906
     General and administrative                                                      15,308,741             13,387,373
     Real estate taxes                                                               30,880,321             27,405,867
     Other expenses                                                                     954,618              4,666,749
                                                                                ----------------       ----------------
           Total operating expenses                                                 138,170,020            127,619,252
                                                                                ----------------       ----------------

Other expense (income):
     Interest expense, net of interest income of $2,333,821
       and $5,003,490 in 2002 and 2001, respectively                                 61,931,066             49,800,131
     Gain on sale of operating properties                                            (1,437,471)              (961,373)
     Provison for loss on operating properties                                        2,524,480                      -
     Other income                                                                    (2,383,524)                     -
                                                                                ----------------       ----------------
           Total other expense                                                       60,634,551             48,838,758
                                                                                ----------------       ----------------

      Income before minority interests                                               90,222,610             93,962,073

Minority interest of limited partners                                                  (360,158)              (456,707)
                                                                                ----------------       ----------------

          Income from continuing operations                                          89,862,452             93,505,366

Discontinued operations:
     Operating income from discontinued operations                                    5,462,841              7,602,856
     Gain on sale of operating properties and properties in development               7,419,323                      -
                                                                                ----------------       ----------------
          Income from discontinued operations                                        12,882,164              7,602,856
                                                                                ----------------       ----------------

           Net income                                                               102,744,616            101,108,222

Preferred unit distributions                                                        (25,106,256)           (25,106,255)
                                                                                ----------------       ----------------

           Net income for common unitholders                                  $      77,638,360             76,001,967
                                                                                ================       ================

Income per common unit - Basic:
     Income from continuing operations                                        $            1.04                   1.12
     Discontinued operations                                                  $            0.22                   0.13
                                                                                ----------------       ----------------
     Net income for common unitholders per unit                               $            1.26                   1.25
                                                                                ================       ================

Income per common unit - Diluted:
     Income from continuing operations                                        $            1.04                   1.12
     Discontinued operations                                                  $            0.22                   0.13
                                                                                ----------------       ----------------
     Net income for common unitholders per unit                               $            1.26                   1.25
                                                                                ================       ================

See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
             Consolidated Statement of Changes in Partners' Capital
                  For the Nine Months ended September 30, 2002
                                   (unaudited)


                                                 Preferred            General            Limited             Total
                                                 ---------            -------            -------             -----
Balance at
   December 31, 2001                        $      375,403,652      1,219,050,856        32,108,191      1,626,562,699
Net income                                          25,106,256         75,715,949         1,922,411        102,744,616
Cash distributions for dividends                                      (91,171,758)       (2,342,688)       (93,514,446)
Preferred unit distribution                        (25,106,256)                 -                 -        (25,106,256)
Purchase of Regency stock and
  corresponding units                                        -         (2,725,000)                -         (2,725,000)
Units converted for cash                                     -                  -           (83,232)           (83,232)
Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                         -         10,944,795                 -         10,944,795
Units exchanged for common
  stock of Regency                                           -          1,153,357        (1,153,357)                 -
Reallocation of limited partners' interest                   -            (38,908)           38,908                  -
                                               ----------------   ----------------  ----------------   ----------------
Balance at
   September 30, 2002                       $      375,403,652      1,212,929,291        30,490,233      1,618,823,176
                                               ================   ================  ================   ================






See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2002 and 2001
                                   (unaudited)


                                                                                          2002                       2001
                                                                                          ----                       ----
Cash flows from operating activities:
    Net income                                                                   $       102,744,616               101,108,222
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                   54,158,411                49,741,350
          Deferred loan cost and debt premium amortization                                 1,127,586                   790,671
          Services provided by Regency in exchange for units                               6,188,453                 5,181,067
          Minority interest of limited partners                                              360,158                   456,707
          Equity in income of investments in real estate partnerships                     (4,187,268)               (2,125,524)
          Gain on sale of operating properties                                            (8,856,794)                 (961,373)
          Provision for loss on operating properties                                       2,524,480                         -
          Other income                                                                    (2,383,524)                        -
          Distributions from operations of investments in real estate
              partnerships                                                                 3,652,021                 1,212,769
          Changes in assets and liabilities:
              Tenant receivables                                                           5,498,346                   991,906
              Deferred leasing costs                                                      (8,224,925)               (6,550,023)
              Other assets                                                                (6,407,285)                   12,141
              Tenants' security and escrow deposits                                          870,593                   169,728
              Accounts payable and other liabilities                                     (15,717,379)              (14,438,585)
                                                                                   ------------------        ------------------
                 Net cash provided by operating activities                               131,347,489               135,589,056
                                                                                   ------------------        ------------------

Cash flows from investing activities:
     Acquisition and development of real estate                                         (230,052,759)             (200,352,530)
     Proceeds from sale of real estate                                                   265,119,869               125,198,763
     Acquistion of partners' interest in investments
        in real estate partnerships, net of cash acquired                                          -                 2,416,621
     Investment in real estate partnerships                                              (24,447,654)              (38,361,267)
     Capital improvements                                                                (12,014,208)              (11,210,416)
     Proceeds from sale of real estate partnerships                                        2,388,319                 2,967,481
     Repayments from notes receivable, net                                                37,357,641                65,350,068
     Distributions received from investments in real estate partnerships                   7,262,434                13,883,995
                                                                                   ------------------        ------------------
                 Net cash provided by (used in) investing activities                      45,613,642               (40,107,285)
                                                                                   ------------------        ------------------

Cash flows from financing activities:
     Net proceeds from the issuance of Regency stock
        and exchangeable partnership units                                                 9,932,137                    53,164
     Repurchase of Regency stock and corresponding units                                  (2,725,000)                  (38,102)
     Redemption of partnership units                                                         (83,232)                 (110,487)
     Net distributions to limited partners in consolidated partnerships                     (238,000)               (5,275,985)
     Distributions to preferred unit holders                                             (25,106,256)              (25,106,255)
     Cash distributions for dividends                                                    (93,514,446)              (90,721,534)
     Net proceeds from fixed rate unsecured notes                                        249,625,000               219,707,400
     Repayment of unsecured line of credit, net                                         (244,000,000)             (203,000,000)
     Repayment of notes payable, net                                                     (45,589,300)              (42,024,001)
     Scheduled principal payments                                                         (4,164,277)               (4,562,245)
     Deferred loan costs                                                                  (2,081,247)               (9,113,126)
                                                                                   ------------------        ------------------
                 Net cash used in financing activities                                  (157,944,621)             (160,191,171)
                                                                                   ------------------        ------------------

                 Net increase (decrease) in cash and cash equivalents                     19,016,510               (64,709,400)

Cash and cash equivalents at beginning of period                                          27,853,264               100,987,895
                                                                                   ------------------        ------------------

Cash and cash equivalents at end of period                                       $        46,869,774                36,278,495
                                                                                   ==================        ==================

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2002 and 2001
                                   (unaudited)
                                    continued

                                                                                         2002                      2001
                                                                                         ----                      ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of approximately
   $11,020,043 and $15,744,921 in 2002 and 2001, respectively)                  $         63,557,496                61,239,008
                                                                                   ==================        ==================

Supplemental disclosure of non-cash transactions:

   Mortgage loans assumed for the acquisition of real estate                    $         46,747,196                 5,470,479
                                                                                   ==================        ==================

   Notes receivable taken in connection with sales of operating properties
      and properties in development                                             $          7,952,700                29,922,096
                                                                                   ==================        ==================

   Real estate contributed as investment in real estate partnerships            $         12,612,410                10,107,978
                                                                                   ==================        ==================

   Exchangeable operating partnership units and common stock
      issued for the acquisition of partners' interest in investments in
      real estate partnerships                                                  $                  -                   541,884
                                                                                   ==================        ==================





See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

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

              Substantially all of the lease agreements contain provisions that provide additional rents based on tenants' sales volume (contingent or percentage rent) and reimbursement of the tenants' share of real estate taxes and certain common area maintenance
              (CAM) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and recovery of real estate taxes and CAM costs are recognized when earned.

              Service operations revenue includes management fees, commission income, and development-related profits from the sales of real estate. Service operations revenue does not include gains or losses from the sale of operating properties.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

       (b)    Revenues (continued)

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

              In 2001, we classified $158.0 million of operating properties as held for sale on the balance sheet. With the adoption of Statement 144, we determined that those assets did not meet the six criteria set forth in Statement 144 and recharacterized them as properties to be held and used. Subsequent to January 1, 2002, and in accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the period held for sale.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

       (c)    Real Estate Investments (continued)

              The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, the Partnership recorded a provision for impairment loss of $2.4 million on an operating property (Retail segment) as a result of the Kmart store closing, combined with an earlier closing of an adjacent Winn-Dixie grocery store. The fair value of the operating property was determined by using prices for similar assets in the market.

              The Partnership's properties have operations and cash flows that can be clearly distinguished from the rest of the Partnership. In accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Partnership will not have continuing involvement after disposition. The operations and gains on sales of operating properties sold to real estate partnerships in which the Partnership has some continuing involvement are reported as income from continuing operations.

       (d)    Recent Accounting Pronouncements

              In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, classification of these gains and losses will be evaluated under the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Partnership elected to adopt the provisions related to the rescission of SFAS No. 4 during the second quarter, and reported a gain on early extinguishment of debt totaling $2.4 million, which is included in other income on the accompanying statements of operations during the nine month period ended September 30, 2002.

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

                               September 30, 2002

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

       The Partnership assesses and measures operating results starting with net operating income for the Retail segment and income for the Service operations segment and converts such amounts into a performance measure referred to as Funds from Operations ("FFO"). Net operating income for the Retail segment and income for the Service operations segment include gains and losses on the sale of operating properties and properties in development, as well as, the related operating income that is reported as discontinued operations in the accompanying consolidated statements of operations, as required by Statement 144. The operating results for the individual retail shopping centers have been aggregated since all of the Partnership's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from extraordinary debt restructuring and sales of income-producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. In connection with the effective date of Statement 144, the definition of FFO was amended to include amounts reported as income/loss from the operations of discontinued operations. The Partnership further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Partnership considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Partnership's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Partnership's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Partnership's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

       The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the three month and nine month periods ended September 30, 2002, and 2001. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

2.     Segments (continued)

                                                                               For the three months ended
                                                                      September 30, 2002        September 30, 2001

       Revenues:
         Retail segment                                         $         95,930,973                83,450,556
         Service operations segment                                        8,301,507                 9,075,710
                                                                   ------------------------- -------------------------
            Total revenues                                      $        104,232,480                92,526,266
                                                                   ========================= =========================

       Funds from Operations:
         Retail segment net operating income                    $         74,123,403                64,868,414
         Service operations segment income                                 8,992,579                 9,075,710
         Adjustments to calculate diluted FFO:
           Interest expense, net                                         (21,335,243)              (15,940,154)
           General and administrative and other                           (6,342,613)               (5,784,743)
           Non-real estate depreciation                                     (495,122)                 (601,589)
           Minority interest of limited partners                            (125,173)                 (324,206)
           Loss on sale of operating properties                               56,754                   136,932
           Gain on sale of operating properties -
            discontinued operations                                       (1,886,350)                        -
           Depreciation and amortization of
            discontinued operations                                           99,199                   775,140
           Minority interest in depreciation
            and amortization                                                 (51,506)                  (57,377)
           Share of joint venture depreciation
            and amortization                                                 372,288                   124,861
           Distributions on preferred units                               (8,368,752)               (8,368,752)
                                                                   ------------------------- -------------------------
             Funds from Operations - diluted                              45,039,464                43,904,236
                                                                   ------------------------- -------------------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation
            and amortization                                             (18,249,816)              (16,371,181)
           Minority interest in depreciation
            and amortization                                                  51,506                    57,377
           Share of joint venture depreciation
            and amortization                                                (372,288)                 (124,861)
           Provision for loss on operating properties                       (160,000)                        -
           Loss on sale of operating properties                              (56,754)                 (136,932)
           Gain on sale of operating properties -
            discontinued operations                                        1,886,350                         -
                                                                   ------------------------- -------------------------
             Net income for common unitholders                  $         28,138,462                27,328,639
                                                                   ========================= =========================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

2.     Segments (continued)

                                                                               For the nine months ended
                                                                      September 30, 2002        September 30, 2001

       Revenues:
         Retail segment                                         $          276,590,936               247,456,165
         Service operations segment                                         12,436,245                22,963,918
                                                                   ------------------------- -------------------------
            Total revenues                                      $          289,027,181               270,420,083
                                                                   ========================= =========================

       Funds from Operations:
         Retail segment net operating income                    $          219,460,013               193,800,621
         Service operations segment income                                  14,723,798                22,963,918
         Adjustments to calculate diluted FFO:
           Interest expense, net                                           (61,931,066)              (49,800,131)
           Other income                                                      2,383,524                         -
           General and administrative and other                            (16,263,359)              (18,054,122)
           Non-real estate depreciation                                     (1,353,936)               (1,451,437)
           Minority interest of limited partners                              (360,158)                 (456,707)
           Gain on sale of operating properties                             (1,437,471)               (1,954,840)
           Gain on sale of operating properties -
            discontinued operations                                         (5,131,770)                        -
           Depreciation and amortization of
            discontinued operations                                          1,414,755                 2,395,993
           Minority interest in depreciation
            and amortization                                                  (148,886)                 (155,801)
           Share of joint venture depreciation
            and amortization                                                 1,010,144                   496,553
           Distributions on preferred units                                (25,106,256)              (25,106,255)
                                                                   ------------------------- -------------------------
             Funds from Operations - diluted                               127,259,332               122,677,792
                                                                   ------------------------- -------------------------

         Reconciliation to net income for common unitholders:
           Real estate related depreciation
            and amortization                                               (52,804,475)              (48,289,913)
           Minority interest in depreciation
            and amortization                                                   148,886                   155,801
           Share of joint venture depreciation
            and amortization                                                (1,010,144)                 (496,553)
           Provision for loss on operating properties                       (2,524,480)                        -
           Gain on sale of operating properties                              1,437,471                 1,954,840
           Gain on sale of operating properties -
            discontinued operations                                          5,131,770                         -
                                                                   ------------------------- -------------------------
             Net income for common unitholders                  $           77,638,360                76,001,967
                                                                   ========================= =========================

                                                                      September 30, 2002        December 31, 2001
       Assets (in thousands):
         Retail segment                                         $            2,667,594                 2,631,592
         Service operations segment                                            330,274                   403,142
         Cash and other assets                                                 101,590                    74,580
                                                                   ------------------------- -------------------------
           Total assets                                         $            3,099,458                 3,109,314
                                                                   ========================= =========================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

3.     Discontinued Operations

       During the first nine months, the Partnership sold 21 operating properties for proceeds of $173.7 million. These sales resulted in a net gain of $7.4 million, which is reflected as a gain on sale within discontinued operations. The revenues from the properties disposed of were $9.4 million and $15.6 million for the nine months ended September 30, 2002 and 2001, respectively. The operating income from these properties was $5.5 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively. Discontinued operations for the Retail segment and the Service operations segment were $10.6 million and $2.3 million, respectively, for the nine months ended September 30, 2002.

4.     Investments in Real Estate Partnerships

       The Partnership accounts for all investments in which it owns 50% or less and does not have controlling financial interest using the equity method. The Partnership's combined investment in these partnerships was $103.2 million and $75.2 million at September 30, 2002 and December 31, 2001, respectively. Net income, which includes all operating results as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

       In the first quarter, the Partnership sold two assets for proceeds of $13.3 million to Macquarie CountryWide-Regency, LLC, ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers, in which the Partnership has a 25% interest. In the third quarter the Partnership sold four development assets to MCWR for proceeds of $59.6 million. As of September 30, 2002, MCWR has acquired six shopping centers from the Partnership for $85.9 million, for which the Partnership received net proceeds of $73.0 million. Since the Partnership has a continuing involvement in these properties, the gains recognized by the Partnership on these sales represents gain recognition on only that portion of the sale to MCWR not owned by the Partnership. The gains on these sales of $7.2 million are recorded as gain on sale of operating properties and service operations revenue in the Partnership's consolidated statements of operations.

       During the third quarter, the Partnership sold one asset for proceeds of $17.5 million to Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers in which the Partnership has a 20% interest.

       With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning a retail shopping center.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

4.     Investments in Real Estate Partnerships (continued)

       The Partnership's investments in real estate partnerships as of September 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                              Ownership                     2002           2001
                                                              ---------                     ----           ----

       Columbia Regency Retail Partners, LLC                     20%          $           31,742         31,092
       Macquarie CountryWide-Regency, LLC                        25%                      15,470          4,180
       OTR/Regency Texas Realty Holdings, L.P.                   30%                      16,486         16,590
       RRG-RMC Tracy, LLC                                        50%                      19,881         12,339
       Tinwood, LLC                                              50%                      10,770          7,177
       Jog Road, LLC                                             50%                       2,459              -
       Valleydale, LLC                                           50%                       6,366              -
       Regency Ocean East Partnership, Ltd.                      25%                           -          2,783
       GME/RRG I, LLC                                            50%                           -          1,069
                                                                                   -------------- --------------
                                                                              $          103,174         75,230
                                                                                   ============== ==============

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                    September  30,          December 31,
                                                          2002                  2001
                                                          ----                  ----
       Balance Sheets:
       Investment property, net             $                406,966                286,096
       Other assets                                            8,703                  8,581
                                                   -------------------    ------------------
             Total assets                   $                415,669                294,677
                                                   ===================    ==================

       Notes payable and other debt         $                112,482                 67,489
       Other liabilities                                       9,703                  5,983
       Equity and partners' capital                          293,484                221,205
                                                   -------------------    ------------------
             Total liabilities and equity   $                415,669                294,677
                                                   ===================    ==================

       The revenues and expenses are summarized as follows for the three month periods ended September 30, 2002 and 2001:

                                                          2002                  2001
                                                          ----                  ----
       Statements of Operations:
       Total revenues                        $                10,478                  5,492
       Total expenses                                          5,905                  3,514
                                                   -------------------    ------------------
            Net income                       $                 4,573                  1,978
                                                   ===================    ==================

       The revenues and expenses are summarized as follows for the nine month periods ended September 30, 2002 and 2001:
                                                          2002                  2001
                                                          ----                  ----
       Statements of Operations:
       Total revenues                        $                31,708                 16,982
       Total expenses                                         16,711                  9,257
                                                   -------------------    ------------------
            Net income                       $                14,997                  7,725
                                                   ===================    ==================

       Unconsolidated partnerships and joint ventures had mortgage loans payable of $112.5 million at September 30, 2002 and the Partnership's proportionate share of these loans was $25.6 million.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

5.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at September 30, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                             2002            2001
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        241,558         240,091
                    Variable rate mortgage loans                                25,043          21,691
                    Fixed rate unsecured loans                                 998,931         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,265,532       1,022,721
                Unsecured line of credit                                       130,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,395,532       1,396,721
                                                                         ============== ===============

       Interest rates paid on the line of credit (the "Line") at September 30, 2002 and 2001 were based on LIBOR plus .85% or 2.663% and 3.538%, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       On January 15, 2002 the Partnership completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company. The net proceeds of these offerings were used to reduce the balance of the Line.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

       As of September 30, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2002                                      $          1,377           6,042           7,419
              2003                                                 5,205          22,867          28,072
              2004 (includes the Line)                             5,353         350,899         356,252
              2005                                                 4,188         148,019         152,207
              2006                                                 3,761          24,093          27,854
              Beyond 5 Years                                      25,177         791,992         817,169
              Unamortized debt premiums                                -           6,559           6,559
                                                           -------------- --------------- ---------------
                   Total                                $         45,061       1,350,471       1,395,532
                                                           ============== =============== ===============

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

5.     Notes Payable and Unsecured Line of Credit (continued)

       During the third quarter, the Partnership assumed debt with a fair value of $40.4 million related to the acquisition of four properties, which includes debt premiums of $2.7 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

       During the second quarter, the Partnership extinguished the debt on Worthington Park Centre for the face amount of the note, resulting in the recognition of a gain on early extinguishment representing the remaining unamortized premium recorded upon assumption of the debt. The gain has been recorded in other income on the accompanying consolidated statements of operations.

       The fair value of the Partnership's notes payable and Line are estimated based on the current rates available to the Partnership for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.44 billion.

6.     Regency's Stockholders' Equity and Partners' Capital

       The Partnership issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At September 30, 2002 and December 31, 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

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
               =============                        ================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002


6.     Regency's Stockholders' Equity and Partners' Capital (continued)


       Security Capital owns approximately 58.5% of the outstanding common stock of Regency; however, its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").

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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

7.     Earnings Per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three month periods ended September 30, 2002, and 2001 (in thousands except per unit data):

                                                                     2002                    2001
                                                                     -----                   ----
       Numerator:
       Income from continuing operations                       $           33,515                  33,220
       Discontinued operations                                              2,993                   2,478
                                                                  ----------------       -----------------
       Net income                                                          36,508                  35,698
       Less:  Preferred unit distributions                                  8,369                   8,369
                                                                  ----------------       -----------------
       Net income for common unitholders                                   28,139                  27,329
       Less: Preferred stock dividends                                        759                     744
                                                                  ----------------       -----------------
       Net income for common unitholders -
         Basic and Diluted                                     $           27,380                  26,585
                                                                  ================       =================

       Denominator:
       -------------
       Weighted average common units
          outstanding for Basic EPU                                        59,857                  59,112
       Incremental units to be issued under
          common stock using the Treasury Method                              313                     272
                                                                  ----------------       -----------------
       Weighted average common units outstanding
          for Diluted EPU                                                  60,170                  59,384
                                                                  ----------------       -----------------

       Income per common unit - Basic
       Income from continuing operations                       $             0.41                    0.41
       Discontinued operations                                 $             0.05                    0.04
                                                                  ----------------       -----------------
       Net income for common unitholders
          per unit                                             $             0.46                    0.45
                                                                  ================       =================

       Income per common unit - Diluted
       Income from continuing operations                       $             0.41                    0.41
       Discontinued operations                                 $             0.05                    0.04
                                                                  ----------------       -----------------
       Net income for common unitholders
          per unit                                             $             0.46                    0.45
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

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2002

7.     Earnings Per Unit (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the nine month periods ended September 30, 2002, and 2001 (in thousands except per unit data):

                                                                     2002                    2001
                                                                     -----                   -----
       Numerator:
       Income from continuing operations                       $           89,862                  93,505
       Discontinued operations                                             12,882                   7,603
                                                                  ----------------       -----------------
       Net income                                                         102,744                 101,108
       Less:  Preferred unit distributions                                 25,106                  25,106
                                                                  ----------------       -----------------
       Net income for common unitholders                                   77,638                  76,002
       Less: Preferred stock dividends                                      2,276                   2,221
                                                                  ----------------       -----------------
       Net income for common unitholders -
         Basic and Diluted                                     $           75,362                  73,781
                                                                  ================       =================

       Denominator:
       -------------
       Weighted average common units
          outstanding for Basic EPU                                        59,608                  59,016
       Incremental units to be issued under
          common stock using the Treasury Method                              172                     213
                                                                  ----------------       -----------------
       Weighted average common units outstanding
          for Diluted EPU                                                  59,780                  59,229
                                                                  ----------------       -----------------

       Income per common unit - Basic
       Income from continuing operations                       $             1.04                    1.12
       Discontinued operations                                 $             0.22                    0.13
                                                                  ----------------       -----------------
       Net income for common unitholders
          per unit                                             $             1.26                    1.25
                                                                  ================       =================

       Income per common unit - Diluted
       Income from continuing operations                       $             1.04                    1.12
       Discontinued operations                                 $             0.22                    0.13
                                                                  ----------------       -----------------
       Net income for common unitholders
          per unit                                             $             1.26                    1.25
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. ("RCLP" or "Partnership") appearing elsewhere within and the parent company Regency Centers Corporation ("Regency" or "Company")

Organization
------------

         Regency is a qualified real estate investment trust ("REIT") which began operations in 1993. We previously operated under the name Regency Realty Corporation, but changed our name to Regency Centers Corporation in February 2001 to more appropriately acknowledge our brand and position in the shopping center industry. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P., an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Units"). The acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, is executed by RCLP.

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. Our shopping centers summarized by state and in order by largest holdings including their gross leasable areas (GLA) follows:

                       September 30, 2002                               December 31, 2001
                                                           % Leased                                      % Leased
      Location         # Properties (a)     GLA  (a)        (a) (b)     # Properties (a)     GLA  (a)     (a) (b)
                       --------------------------------------------     ----------------------------------------

Florida                      54             6,240,479       90.6%            56            6,535,254      92.0%
Texas                        42             5,208,075       94.0%            36            4,579,263      92.8%
California                   38             4,820,159       98.6%            39            4,879,051      98.8%
Georgia                      24             2,430,005       93.9%            26            2,556,471      93.3%
Ohio                         14             1,878,034       89.9%            14            1,870,079      93.5%
Colorado                     13             1,295,667       98.4%            12            1,188,480      99.2%
North Carolina               12             1,225,201       98.5%            13            1,302,751      98.1%
Washington                    9               986,474       98.9%             9            1,095,457      98.1%
Oregon                        8               827,031       93.7%             8              740,095      93.2%
Alabama                       8               776,917       95.6%             7              665,440      95.3%
Arizona                       8               586,812       86.7%             9              627,612      98.6%
Virginia                      7               477,717       99.0%             6              408,368      97.6%
Tennessee                     7               455,142       95.4%            10              493,860      99.4%
Missouri                      2               370,572       97.0%             2              370,176      92.9%
South Carolina                5               339,256      100.0%             5              241,541     100.0%
Kentucky                      4               318,682       94.7%             5              321,689      94.2%
Illinois                      2               300,536       98.8%             2              300,162      91.6%
Michigan                      3               279,265       91.2%             3              275,085      89.5%
Delaware                      2               240,418       99.0%             2              240,418      99.3%
Mississippi                   2               185,061       98.9%             2              185,061      98.3%
New Jersey                    1                88,993           -             3              112,640     100.0%
Pennsylvania                  1                 6,000      100.0%             1                6,000     100.0%
Wyoming                       -                     -           -             1               87,777     100.0%
Maryland                      -                     -           -             1                6,763          -
                       --------------- --------------- ---------------- -------------- -------------- --------------
    Total                   266            29,336,496       94.4%           272           29,089,493      94.9%
                       =============== =============== ================ ============== ============== ==============

(a) Includes properties owned through joint ventures
(b) Excludes pre-stabilized properties under development

          We are focused on building a portfolio of grocery-anchored neighborhood shopping centers that should withstand adverse economic conditions by providing convenient shopping for daily necessities and foot traffic for adjacent local tenants. RCLP's current investment markets have continued to offer stable economies, and accordingly, we expect to realize growth in net income as a result of increasing occupancy in the portfolio, increasing rental rates, development and acquisition of shopping centers in targeted markets, and redevelopment of existing shopping centers.

         The following table summarizes the four largest grocery tenants occupying our shopping centers at September 30, 2002:

                                                Percentage of      Percentage of
          Grocery              Number of          Company-           Annualized        Average Remaining
          Anchor             Stores (a) (b)      owned GLA(b)      Base Rent (b)          Lease Term
          ------             --------------      ------------      -------------          ----------

          Kroger                  61               11.5%               8.8%                 15 yrs
          Publix                  51                8.0%               5.6%                 14 yrs
          Safeway                 47                5.9%               4.4%                 11 yrs
          Albertsons              26                3.1%               2.7%                 16 yrs

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

         As a result of the Kmart store closing at one of our shopping centers, combined with an earlier closing of an adjacent Winn-Dixie grocery store, we determined that the value of this shopping center had been permanently impaired; and accordingly, recorded a provision for loss on operating properties of $2.4 million during the second quarter.

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

         At September 30, 2002, we had 31 projects under construction or undergoing major renovations, which, when complete will represent an investment of $448.7 million before reimbursement of certain tenant-related costs and expected sales proceeds from adjacent land and outparcels. Total costs necessary to complete these developments are estimated to be $173.5 million and will be expended through 2005. These developments are approximately 61% complete and 70% pre-leased.

         RCLP has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. During the third quarter, Columbia acquired a shopping center from the Partnership for $19.5 million, for which the Partnership received net proceeds of $17.5 million. At September 30, 2002, Columbia owned ten shopping centers with total GLA of 1,740,024 sq. ft. and real estate assets with a net book value of $211.3 million.

         RCLP has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. As of September 30, 2002, MCWR has acquired six shopping centers from the Partnership for $85.9 million, for which the Partnership received net proceeds of $73.0 million. The Partnership recognized gains on the sales of $7.2 million, which represents $1.5 million recorded as gain on sale of operating properties and $5.7 million recorded as service operations revenue in the Partnership's consolidated statements of operations. The gain recognition is recorded on only that portion of the sale to MCWR not owned by the Partnership. At September 30, 2002, MCWR owned eleven shopping centers with total GLA of 980,420 sq. ft. and real estate assets with a net book value of $122.8 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which may be acquired directly from RCLP. For those properties acquired from third parties, RCLP is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to share and unit holders. Net cash provided by operating activities was $131.3 million and $135.6 million for the nine months ended September 30, 2002 and 2001, respectively. During the first nine months of 2002 and 2001, respectively, we incurred capital expenditures of $12.0 million and $11.2 million to improve our shopping center portfolio, paid scheduled principal payments of $4.2 million and $4.6 million to our lenders, and paid dividends and distributions of $118.6 million and $115.9 million to our share and unit holders.

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

         We expect to meet long-term capital requirements for maturing debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) increases in debt, and (v) equity raised in the private or public markets. Proceeds from the sale of real estate includes the sale of out-parcels and developments as well as the sale of low-growth shopping centers. Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards to third parties. Joint venturing of assets provides RCLP with a capital source for new development and acquisitions, while earning market based fees as the asset manager. During the first nine months of 2002 and 2001, proceeds from the sale of real estate to third parties and joint ventures were $265.1 million and $125.2 million, respectively.

         Net cash provided by investing activities was $45.6 million for the nine months ended September 30, 2002. Net cash used in investing activities was $40.1 for the nine months ended September 30, 2001, primarily for the purposes discussed under Acquisition and Development of Shopping Centers. These amounts are net of the proceeds from sales of real estate discussed above. Net cash used in financing activities was $157.9 million and $160.2 million for the nine months ended September 30, 2002 and 2001, respectively.

         Outstanding debt at September 30, 2002 and December 31, 2001 consists of the following (in thousands):

                                                                             2002            2001
                                                                             ----            ----
                Notes Payable:
                    Fixed rate mortgage loans                         $        241,558         240,091
                    Variable rate mortgage loans                                25,043          21,691
                    Fixed rate unsecured loans                                 998,931         760,939
                                                                         -------------- ---------------
                          Total notes payable                                1,265,532       1,022,721
                Unsecured line of credit                                       130,000         374,000
                                                                         -------------- ---------------
                         Total                                        $      1,395,532       1,396,721
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

         Interest rates paid on the Line at September 30, 2002 and 2001 were based on LIBOR plus .85%, or 2.663% and 3.538%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         During the third quarter, the Partnership assumed debt with a fair value of $40.4 million related to the acquisition of four properties, which includes debt premiums of $2.7 million based upon the above market interest rates of the debt instruments. Debt premiums are being amortized over the terms of the related debt instruments.

         On January 15, 2002, the Partnership completed a $250 million unsecured debt offering with an interest rate of 6.75%. These notes were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company. The net proceeds of these offerings were used to reduce the balance of the Line.

         As of September 30, 2002, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2002                                      $          1,377           6,042           7,419
              2003                                                 5,205          22,867          28,072
              2004 (includes the Line)                             5,353         350,899         356,252
              2005                                                 4,188         148,019         152,207
              2006                                                 3,761          24,093          27,854
              Beyond 5 Years                                      25,177         791,992         817,169
              Unamortized debt premiums                                -           6,559           6,559
                                                           -------------- --------------- ---------------
                   Total                                $         45,061       1,350,471       1,395,532
                                                           ============== =============== ===============

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

         Unconsolidated partnerships and joint ventures in which we have an investment had mortgage loans payable of $112.5 million at September 30, 2002 and the Partnership's proportionate share of these loans is $25.6 million.

         RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP at par after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. The net proceeds of these offerings were used to reduce the Line. At September 30, 2002 and December 31, 2001 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

         We intend to continue to grow our portfolio through acquisitions and development, either directly or through our joint venture relationships. Because acquisition and development activities are discretionary in nature, they are not expected to burden our capital resources currently available for liquidity requirements. RCLP expects that cash provided by operating activities, unused amounts available under the Line, and cash reserves are adequate to meet liquidity requirements.

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

         In determining capitalized costs related to real estate, we consider whether costs incurred have extended the useful life of a property and should be capitalized or if it is recurring maintenance and should be expensed to operations; we evaluate the direct costs associated with our development program, the size of the development pipeline, and our development success rate; and as it pertains to capitalized interest, interest rates available to the Partnership, the start of the development process, and the date that the project has been completed and ready for its intended use.

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

Results from Operations
-----------------------

Comparison of the nine months ended September 30, 2002 to 2001

         Revenues increased $18.6 million or 7% to $289.0 million in 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates of the operating properties. In 2002, rental rates grew by 10.2% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $20.6 million or 11%, and recoveries from tenants increased $6.8 million or 13%. At September 30, 2002, we were operating or developing 266 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process that are not yet fully leased (fully leased generally means greater than 90% leased) and occupied. Stabilized properties are all properties not identified as development. At September 30, 2002, we had 235 stabilized shopping centers that were 94.4% leased.

         Service operations revenue includes management fees, commission income, and development-related profits from the sales of real estate. Service operations revenue does not include gains or losses from the sale of operating properties. The Partnership accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by the Partnership unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Partnership has transferred to the buyer the usual risks and rewards of ownership; and the Partnership does not have substantial continuing involvement with the property. Service operations revenue decreased by $10.5 million to $12.4 million in 2002, or 46%. The decrease was due to a $3.6 million reduction in development profits resulting from the sale of fewer developments during 2002 compared to 2001, a $8.0 million decrease in gains from the sale of land and outparcels, and the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") which requires $2.3 million of 2002 sales to be presented under discontinued operations. Operating expenses increased $10.6 million or 8% to $138.2 million in 2002. Combined operating and maintenance, and real estate taxes increased $6.9 million or 11% during 2002 to $69.2 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $15.3 million during 2002 vs. $13.4 million in 2001. Depreciation and amortization increased $5.4 million during 2002 or 11% primarily due to developments that only partially operated during 2001 and the recharacterization of operating properties previously classified as held for sale that no longer meet the criteria under Statement 144.

         We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. RCLP determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the first nine months of 2002, we recorded a provision for loss on operating properties of $2.5 million.

         Net interest expense increased to $61.9 million in 2002 from $49.8 million in 2001 or 24%. The increase was primarily due to a reduction in capitalized interest related to the completion of developments during 2002 and a higher percentage of outstanding debt with fixed interest rates, which are higher than variable interest rates. RCLP had $1.4 billion of outstanding debt at September 30, 2002 and $1.3 billion at September 30, 2001. On September 30, 2002, 89% of outstanding debt had fixed interest rates vs. 78% on September 30, 2001.

         Income from discontinued operations was $12.9 million in 2002 compared to $7.6 million in 2001 primarily due to gains recognized on the sale of operating properties and properties in development in 2002 of $7.4 million.

         Net income for common unitholders was $77.6 million in 2002 vs. $76.0 million in 2001, or a 2% increase. Diluted earnings per unit were $1.26 in 2002 vs. $1.25 in 2001, or 1% higher as a result of the increase in net income.


Comparison of the three months ended September 30, 2002 to 2001

         Revenues increased $11.7 million or 13% to $104.2 million for the three months ended September 30, 2002. The increase was due primarily to revenues from newly completed developments that only partially operated during 2001, and from growth in rental rates of the operating properties. Minimum rent increased $8.0 million or 12%, and recoveries from tenants increased $3.1 million or 17%.

         Service operations revenue includes management fees, commission income, and development-related profits from the sales of real estate. Service operations revenue does not include gains or losses from the sale of operating properties. Service operations revenue decreased by $744,000 to $8.3 million in 2002, or 9%. The decrease was due to a $4.3 million increase in development profits resulting from the sale of more developments during the third quarter of 2002 compared to 2001, offset by a $5.6 million decrease in gains from the sale of land and outparcels, and the adoption of Statement 144 which requires $691,000 of sales to be presented under discontinued operations.

         Operating expenses increased $6.1 million or 14% to $49.0 million in 2002. Combined operating and maintenance, and real estate taxes increased $3.1 million or 15% during 2002 to $24.1 million. The increase was primarily due to expenses incurred by newly completed developments that only partially operated during 2001, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $6.1 million during 2002 vs. $4.5 million in 2001. Depreciation and amortization increased $2.4 million during 2002 or 15% primarily due to developments that only partially operated during 2001.

         Net interest expense increased to $21.3 million in 2002 from $15.9 million in 2001 or 34%. The increase was primarily due to a reduction in capitalized interest related to the completion of developments during 2002 and a higher percentage of outstanding debt with fixed interest rates, which are higher than variable interest rates.

         Income from discontinued operations was $3.0 million in 2002 compared to $2.5 million in 2001 primarily due to gains recognized on the sale of operating properties and properties in development in 2002 of $2.6 million.

         Net income for common unitholders was $28.1 million in 2002 vs. $27.3 million in 2001, or a 3% increase. Diluted earnings per unit were $0.46 in 2002 vs. $0.45 in 2001, or 2% higher as a result of the increase in net income.

Stock Purchase Loans
--------------------

         In previous years, as part of its long-term incentive compensation program, the Company structured stock purchase plans whereby executives could acquire common stock at fair market value by investing their own capital in combination with loans provided by Regency. These interest-bearing, full recourse loans were secured by stock, which was held as collateral by Regency. Loans granted prior to 1998 provided for forgiveness of the unpaid principal balance over time based upon specified performance criteria. Such loans had been substantially repaid prior to termination of the stock purchase plans as of September 30, 2002 as discussed below. Loans granted during 1998 did not include such forgiveness provisions. The Company ceased making these types of loans after the 1998 grants and has not originated any new personal loans to its employees since that date. As a result of the Sarbanes-Oxley Act (the Act), personal loans to executive officers and directors are no longer permitted. Although the Company's loans were grandfathered under the Act, all participants elected to repay the entire balance of their loans outstanding with a portion of the common shares held as collateral, valued at fair market value as of September 30, 2002. As a result of the termination of the stock purchase plans, the Company has elected to implement a restricted stock program intended to yield similar benefits to the former stock purchase plan participants.


New Accounting Standards and Accounting Changes
-----------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, classification of these gains and losses will be evaluated under the criteria set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Partnership elected to adopt the provisions related to the rescission of SFAS No. 4 during the second quarter, and reported a gain on early extinguishment of debt totaling $2.4 million, which is included in other income on the accompanying statements of operations during the nine month period ended September 30, 2002.

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

Environmental Matters
---------------------

         RCLP, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at our shopping centers is the principal environmental concern. We believe that the tenants who operate these plants do so in accordance with current laws and regulations and have established procedures to monitor their operations. Additionally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers RCLP against third party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance on specific properties with known contamination in order to mitigate RCLP's environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of RCLP.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

              Market Risk
              -----------

         RCLP is exposed to interest rate changes primarily as a result of the Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of RCLP's real estate investment portfolio and operations. RCLP's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives RCLP borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. RCLP has no plans to enter into derivative or interest rate transactions for speculative purposes, and at September 30, 2002, RCLP did not have any borrowings hedged with derivative financial instruments.

         RCLP's interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                                                                     Fair
                                 2002       2003        2004        2005       2006    Thereafter      Total        Value
                                 ----       ----        ----        ----       ----    ----------      -----        -----
Fixed rate debt                  7,322     18,347     211,031     152,207     27,854     817,169     1,233,930   1,283,743
  Average interest rate           7.61       7.59        7.62        7.62       7.62        7.61             -           -
Variable rate debt                  97      9,725     145,221           -          -           -       155,043     155,043
  Average interest rate           2.73       2.70        2.71           -          -           -             -           -

         As the table incorporates only those exposures that exist as of September 30, 2002, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, RCLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, RCLP's hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II



Item 6 Exhibits and Reports on Form 8-K


     (a)  Exhibits

          10.1 Press release announcing Security Capital Group's election not to extend, effective April 10, 2003, the standstill provisions of the Stockholders Agreement dated July 10, 1996, as amended, (incorporated by reference to Exhibit 18 to Schedule 13/A filed by Security Capital on July 15, 2002)

          99.1 Certification of Regency Centers, L.P.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)

          99.2 Certification of Regency Centers, L.P.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)

          99.3 Certification of Regency Centers, L.P.'s Chief Operating Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)


     (b) Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  November 11, 2002            REGENCY CENTERS, L.P.



                                          By:    /s/  J. Christian Leavitt
                                                 -------------------------
                                                 Senior Vice President,
                                                 and Chief Accounting Officer

                                  CERTIFICATION


         I, Martin E. Stein, Jr., Chairman and Chief Executive Officer of Regency Centers, L.P. (the "registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of Regency Centers , L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Martin E. Stein, Jr.
--------------------------
Martin E. Stein, Jr.
November 11, 2002

                                  CERTIFICATION


         I, Bruce M. Johnson, Managing Director and Chief Financial Officer of Regency Centers, L.P. (the "registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of Regency Centers , L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Bruce M. Johnson
--------------------------
Bruce M. Johnson
November 11, 2002

                                  CERTIFICATION


         I, Mary Lou Fiala, President and Chief Operating Officer of Regency Centers, L.P. (the "registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of Regency Centers , L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mary Lou Fiala
--------------------------
Mary Lou Fiala
November 11, 2002