Form 10-Q
period 2003-06-30
REGENCY CENTERS LP
filed 2003-08-14
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                              REGENCY CENTERS, L.P.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                         June 30,                December 31,
                                                                                           2003                      2002
                                                                                           ----                      ----
Assets
Real estate investments at cost:
     Land                                                                          $      732,184,833               715,255,513
     Buildings and improvements                                                         2,011,795,946             1,973,501,081
                                                                                     -----------------         -----------------
                                                                                        2,743,980,779             2,688,756,594
     Less:  accumulated depreciation                                                      273,193,132               244,595,928
                                                                                     -----------------         -----------------
                                                                                        2,470,787,647             2,444,160,666
     Properties in development                                                            288,396,034               276,085,435
     Operating properties held for sale                                                    10,685,396                 5,658,905
     Investments in real estate partnerships                                              131,599,044               125,482,151
                                                                                     -----------------         -----------------
          Net real estate investments                                                   2,901,468,121             2,851,387,157

Cash and cash equivalents                                                                  45,926,882                56,447,329
Notes receivable                                                                           11,400,667                56,630,876
Tenant receivables, net of allowance for uncollectible accounts of $3,968,360 and $4,258,891 at June 30, 2003
     and December 31, 2002, respectively                                                   32,449,975                47,983,160
Deferred costs, less accumulated amortization of $29,814,279 and
     $25,588,464 at June 30, 2003 and December 31, 2002, respectively                      36,439,470                37,367,196
Other assets                                                                               17,004,287                19,112,148
                                                                                     -----------------         -----------------

                                                                                   $    3,044,689,402             3,068,927,866
                                                                                     =================         =================

Liabilities and Partners' Capital
Liabilities:
     Notes payable                                                                 $    1,257,822,840             1,253,524,045
     Unsecured line of credit                                                             228,000,000                80,000,000
     Accounts payable and other liabilities                                                74,589,988                83,977,263
     Tenants' security and escrow deposits                                                  9,393,165                 8,847,603
                                                                                     -----------------         -----------------
           Total liabilities                                                            1,569,805,993             1,426,348,911
                                                                                     -----------------         -----------------

Limited partners' interest in consolidated partnerships                                    16,697,663                14,825,256
                                                                                     -----------------         -----------------

Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units issued and
     outstanding at June 30, 2003 and December 31, 2002                                    78,800,000                78,800,000
Series B  preferred units, par value $100: 850,000 units issued and
     outstanding at June 30, 2003 and December 31, 2002                                    82,799,720                82,799,720
Series C  preferred units, par value $100: 750,000 units issued, 400,000 and
     750,000 units outstanding at June 30, 2003 and December 31, 2002,                     38,964,575                73,058,577
Series D  preferred units, par value $100: 500,000 units issued and
     outstanding at June 30, 2003 and December 31, 2002                                    49,157,977                49,157,977
Series E  preferred units, par value $100: 700,000 units issued, 300,000 and
     700,000 units outstanding at June 30, 2003 and December 31, 2002,                     29,237,820                68,221,579
Series F  preferred units, par value $100: 240,000 units issued and
     outstanding at June 30, 2003 and December 31, 2002                                    23,365,799                23,365,799
Series 3 cumulative redeemable preferred units, par value $0.01:
     300,000 units issued and outstanding at June 30, 2003;
     liquidation preference $250                                                           75,000,000                         -
General partner; 58,918,293 and 60,007,436 units outstanding
     at June 30, 2003 and December 31, 2002, respectively                               1,053,874,474             1,221,720,073
Limited partners; 1,431,837 and 1,504,458 units outstanding
     at June 30, 2003 and December 31, 2002, respectively                                  26,985,381                30,629,974
                                                                                     -----------------         -----------------
          Total partners' capital                                                       1,458,185,746             1,627,753,699
                                                                                     -----------------         -----------------

Commitments and contingencies
                                                                                   $    3,044,689,402             3,068,927,866
                                                                                     =================         =================

See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
               For the Three Months ended June 30, 2003, and 2002
                                   (unaudited)


                                                                                          2003                     2002
                                                                                          ----                     ----
Revenues:
     Minimum rent                                                                 $        70,253,844               65,965,120
     Percentage rent                                                                          460,837                  338,004
     Recoveries from tenants                                                               19,458,337               18,609,279
     Service operations revenue                                                             9,311,296                2,420,368
     Equity in income of investments in
        real estate partnerships                                                            1,984,089                1,819,700
                                                                                    ------------------       ------------------
           Total revenues                                                                 101,468,403               89,152,471
                                                                                    ------------------       ------------------

Operating expenses:
     Depreciation and amortization                                                         18,670,025               16,618,214
     Operating and maintenance                                                             13,435,961               12,274,526
     General and administrative                                                             6,165,875                5,221,559
     Real estate taxes                                                                      9,849,357                9,406,449
     Other expenses                                                                           677,699                  350,249
                                                                                    ------------------       ------------------
           Total operating expenses                                                        48,798,917               43,870,997
                                                                                    ------------------       ------------------

Other expense (income):
     Interest expense, net of interest income of $385,200
        and $602,530 in 2003 and 2002, respectively                                        20,902,459               21,166,320
     Provision for loss on operating properties                                             1,968,520                2,364,480
     Other income                                                                                   -               (2,383,524)
                                                                                    ------------------       ------------------
           Total other expense                                                             22,870,979               21,147,276
                                                                                    ------------------       ------------------

           Income before minority interests                                                29,798,507               24,134,198

Minority interest of limited partners                                                        (140,415)                (125,873)
                                                                                    ------------------       ------------------

           Income from continuing operations                                               29,658,092               24,008,325

Discontinued operations:
     Operating (loss) income from discontinued operations                                     (72,880)               5,063,435
     Gain on sale of operating properties and properties in development                     4,768,170                2,869,449
                                                                                    ------------------       ------------------
           Income from discontinued operations                                              4,695,290                7,932,884
                                                                                    ------------------       ------------------

           Net income                                                                      34,353,382               31,941,209

Preferred unit distributions                                                               (8,066,131)              (8,368,752)
                                                                                    ------------------       ------------------

           Net income for common unit holders                                     $        26,287,251               23,572,457
                                                                                    ==================       ==================

Income per common unit - Basic:
     Income from continuing operations                                            $              0.35                     0.25
     Discontinued operations                                                      $              0.08                     0.13
                                                                                    ------------------       ------------------
     Net income for common unit holders per unit                                  $              0.43                     0.38
                                                                                    ==================       ==================

Income per common unit - Diluted:
     Income from continuing operations                                            $              0.34                     0.25
     Discontinued operations                                                      $              0.08                     0.13
                                                                                    ------------------       ------------------
     Net income for common unit holders per unit                                  $              0.42                     0.38
                                                                                    ==================       ==================

See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
                For the Six Months ended June 30, 2003, and 2002
                                   (unaudited)


                                                                                          2003                     2002
                                                                                          ----                     ----
Revenues:
     Minimum rent                                                                 $       139,434,434              130,086,563
     Percentage rent                                                                          767,638                  931,035
     Recoveries from tenants                                                               40,173,705               37,311,177
     Service operations revenue                                                            13,248,411                4,134,738
     Equity in income of investments in
        real estate partnerships                                                            4,320,068                2,885,210
                                                                                    ------------------       ------------------
           Total revenues                                                                 197,944,256              175,348,723
                                                                                    ------------------       ------------------

Operating expenses:
     Depreciation and amortization                                                         37,202,820               32,543,397
     Operating and maintenance                                                             26,596,379               23,347,831
     General and administrative                                                            10,300,774                9,211,154
     Real estate taxes                                                                     20,005,375               19,016,729
     Other expenses                                                                         1,104,438                  709,592
                                                                                    ------------------       ------------------
           Total operating expenses                                                        95,209,786               84,828,703
                                                                                    ------------------       ------------------

Other expense (income):
     Interest expense, net of interest income of $1,277,866
        and $1,444,168 in 2003 and 2002, respectively                                      41,570,463               41,029,660
     Gain on sale of operating properties                                                           -               (1,494,225)
     Provision for loss on operating properties                                             1,968,520                2,364,480
     Other income                                                                                   -               (2,383,524)
                                                                                    ------------------       ------------------
           Total other expense                                                             43,538,983               39,516,391
                                                                                    ------------------       ------------------

           Income before minority interests                                                59,195,487               51,003,629

Minority interest of limited partners                                                        (204,123)                (234,985)
                                                                                    ------------------       ------------------

           Income from continuing operations                                               58,991,364               50,768,644

Discontinued operations:
     Operating income from discontinued operations                                            379,497               10,626,857
     Gain on sale of operating properties and properties in development                     4,126,054                4,841,901
                                                                                    ------------------       ------------------
           Income from discontinued operations                                              4,505,551               15,468,758
                                                                                    ------------------       ------------------

           Net income                                                                      63,496,915               66,237,402

Preferred unit distributions                                                              (18,848,510)             (16,737,504)
                                                                                    ------------------       ------------------

           Net income for common unit holders                                     $        44,648,405               49,499,898
                                                                                    ==================       ==================

Income per common unit - Basic:
     Income from continuing operations                                            $              0.65                     0.55
     Discontinued operations                                                      $              0.07                     0.26
                                                                                    ------------------       ------------------
     Net income for common unit holders per unit                                  $              0.72                     0.81
                                                                                    ==================       ==================

Income per common unit - Diluted:
     Income from continuing operations                                            $              0.65                     0.54
     Discontinued operations                                                      $              0.07                     0.26
                                                                                    ------------------       ------------------
     Net income for common unit holders per unit                                  $              0.72                     0.80
                                                                                    ==================       ==================

See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
             Consolidated Statement of Changes in Partners' Capital
                     For the Six Months Ended June 30, 2003
                                   (unaudited)

                                                                                                                         Total
                                                 Series A-F          Series 3          General          Limited         Partners'
                                                Preferred Units    Preferred Units     Partner          Partner          Capital
Balance at
   December 31, 2002                        $     375,403,652                 -     1,221,720,073      30,629,974    1,627,753,699

Net income                                         17,488,630         1,359,880        43,556,467       1,091,938       63,496,915
Partial redemption of preferred units,
  at par plus premium                             (75,000,000)                -                 -               -      (75,000,000)
Cash distributions for dividends                            -                 -       (62,835,305)     (1,462,466)     (64,297,771)
Preferred unit distributions                      (15,566,391)       (1,359,880)                -               -      (16,926,271)
Purchase of Regency stock and
   corresponding units                                      -                 -      (153,107,076)              -     (153,107,076)
Units converted for cash                                    -                 -                 -        (973,504)        (973,504)
Series 3 Preferred units issued                             -        75,000,000                 -               -       75,000,000
Common Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                        -                 -         2,239,754               -        2,239,754
Common Units exchanged for common
  stock of Regency                                          -                 -         1,163,543      (1,163,543)               -
Reallocation of limited partners' interest                  -                 -         1,137,018      (1,137,018)               -
                                             -----------------   ---------------   ---------------   -------------  ---------------
Balance at
   June 30, 2003                            $     302,325,891        75,000,000     1,053,874,474      26,985,381    1,458,185,746
                                             =================   ===============   ===============   =============  ===============


See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2003 and 2002
                                   (unaudited)


                                                                                           2003                    2002
                                                                                           ----                    ----
Cash flows from operating activities:
    Net income                                                                     $       63,496,915              66,237,402
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                    37,762,851              35,345,863
          Deferred loan cost and debt premium amortization                                  1,063,333                 579,760
          Services provided by Regency in exchange for common Units                         5,770,037               3,814,580
          Minority interest of limited partners                                               204,123                 234,985
          Equity in income of investments in real estate partnerships                      (4,320,068)             (2,885,210)
          Gain on sale of operating properties                                             (4,126,054)             (6,336,126)
          Provision for loss on operating properties                                        1,968,520               2,364,480
          Other income - gain on early extinguishment of debt                                       -              (2,383,524)
          Distributions from operations of investments in real estate partnerships          4,928,871               2,445,123
          Changes in assets and liabilities:
              Tenant receivables                                                           14,715,870               4,846,288
              Deferred leasing costs                                                       (5,404,589)             (5,743,087)
              Other assets                                                                  3,389,085                (909,558)
              Accounts payable and other liabilities                                      (23,070,267)             (8,617,706)
              Tenants' security and escrow deposits                                           771,372                 492,752
                                                                                     -----------------       -----------------
                 Net cash provided by operating activities                                 97,149,999              89,486,022
                                                                                     -----------------       -----------------

Cash flows from investing activities:
     Acquisition and development of real estate                                          (156,511,018)           (122,942,817)
     Proceeds from sale of real estate                                                     97,849,071             152,570,119
     Investments in real estate partnerships                                               (6,476,771)            (19,452,091)
     Capital improvements                                                                  (6,501,585)             (8,065,785)
     Proceeds from sale of investments in real estate partnerships                                  -               2,388,319
     Repayment (funding) of notes receivable, net                                          45,230,209              15,147,713
     Distributions received from investments in real estate partnerships                   10,303,375               5,901,647
                                                                                     -----------------       -----------------
                 Net cash (used in) provided by investing activities                      (16,106,719)             25,547,105
                                                                                     -----------------       -----------------

Cash flows from financing activities:
     Net proceeds from the issuance of Regency stock
        and common Units                                                                      968,460               3,500,499
     Repurchase of Regency stock and corresponding common Units                          (150,501,883)             (2,725,000)
     Partial redemption of preferred units, at par plus premium                           (75,000,000)                      -
     Conversion of commonrUnitsubytlimited partner                                           (973,504)                (83,232)
     Net distributions to limited partners in consolidated partnerships                       (89,000)                      -
     Distributions to preferred unit holders                                              (16,926,271)            (16,737,504)
     Cash distributions for dividends                                                     (64,297,771)            (62,216,945)
     Net proceeds from issuance of Series 3 Preferred units                                72,394,807                       -
     Net proceeds from fixed rate unsecured notes                                                   -             249,625,000
     Proceeds (repayment) of unsecured line of credit, net                                148,000,000            (194,000,000)
     Repayment of notes payable                                                            (2,257,943)            (46,339,199)
     Scheduled principal payments                                                          (2,880,622)             (2,615,870)
     Deferred loan costs                                                                            -              (2,070,986)
                                                                                     -----------------       -----------------
                 Net cash used in financing activities                                    (91,563,727)            (73,663,237)
                                                                                     -----------------       -----------------

                 Net (decrease) increase in cash and cash equivalents                     (10,520,447)             41,369,890

Cash and cash equivalents at beginning of period                                           56,447,329              27,853,264
                                                                                     -----------------       -----------------

Cash and cash equivalents at end of period                                         $       45,926,882              69,223,154
                                                                                     =================       =================

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2003 and 2002
                                   (unaudited)
                                    continued


                                                                                           2003                    2002
                                                                                           ----                    ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $6,192,236 and $7,870,311
   in 2003 and 2002, respectively)                                                $        41,799,073              34,747,465
                                                                                     =================       =================

Supplemental disclosure of non-cash transactions:

Mortgage loans assumed for the acquisition of real estate                         $        15,341,889               6,400,000
                                                                                     =================       =================

Real estate contributed as investment in real estate partnerships                 $        12,646,495               3,887,445
                                                                                     =================       =================

Real estate contributed from limited partners' in consolidated partnerships       $         1,757,284                       -
                                                                                     =================       =================

Mortgage debt assumed by purchaser on sale of real estate                         $         5,253,767                       -
                                                                                     =================       =================

Notes receivable taken in connection with sales of operating properties
   and properties in development                                                  $                 -               4,852,700
                                                                                     =================       =================


See accompanying notes to consolidated financial statements.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

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

               The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. At June 30, 2003, Regency owns approximately 98% of the outstanding common units of the Partnership.

               The Partnership's ownership interests are represented by Units, of which there are i) six series of preferred Units, ii) common Units owned by the limited partners and iii) common Units owned directly of indirectly by Regency which serves as the general partner. Each outstanding common Unit owned by a limited partner is exchangeable, on a one share per one Unit basis, for the common stock of Regency or for cash at Regency's election.

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

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

         (b)   Revenues (continued)

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

               The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter, the Partnership recorded a provision for loss of $2 million related to adjusting three operating properties down to estimated fair value. The fair values of the operating properties were determined by using prices for similar assets in their respective markets.

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

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

         (d)   Deferred Costs

               Deferred costs include deferred leasing costs, leasing intangibles acquired in business combinations and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership's shopping centers. Leasing intangibles represent costs associated with the allocation of purchase price value to in-place leases of acquired properties. Net deferred leasing costs and leasing intangibles were $27.3 million and $26.5 million at June 30, 2003 and December 31, 2002, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.1 million and $10.9 million at June 30, 2003 and December 31, 2002, respectively.

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

               The Partnership applies Opinion 25 in accounting for its stock-based compensation plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Partnership determined compensation cost based on the fair value at the grant date for its stock-based employee awards under Statement 123, the Partnership's net income for common unit holders for the three month and six month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated on the following page (in thousands except per unit data):

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

         (f)   Stock-Based Compensation (continued)

                                                                             For the three months ended
                                                                                      June 30,
                                                                                  2003            2002
                                                                                  ----            ----
                  Net income  for common unit holders
                    as reported:                                         $         26,287          23,572
                  Add:  stock-based employee compensation
                    expense included in reported net income                         2,901           2,049
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                         3,520           3,071
                                                                            -------------- ---------------
                  Pro forma net income                                   $         25,668          22,550
                                                                            ============== ===============

                   Earnings per unit:
                      Basic - as reported                                $           0.43            0.38
                                                                            ============== ===============
                      Basic - pro forma                                  $           0.42            0.36
                                                                            ============== ===============

                      Diluted - as reported                              $           0.42            0.38
                                                                            ============== ===============
                      Diluted - pro forma                                $           0.41            0.36
                                                                            ============== ===============

                                                                              For the six months ended
                                                                                      June 30,
                                                                                  2003            2002
                                                                                  ----            ----
                  Net income  for common unit holders
                    as reported:                                         $         44,648          49,500
                  Add:  stock-based employee compensation
                    expense included in reported net income                         5,770           4,061
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                         7,615           6,105
                                                                            -------------- ---------------
                  Pro forma net income                                   $         42,803          47,456
                                                                            ============== ===============

                    Earnings per unit:
                      Basic - as reported                                $           0.72            0.81
                                                                            ============== ===============
                      Basic - pro forma                                  $           0.69            0.77
                                                                            ============== ===============

                      Diluted - as reported                              $           0.72            0.80
                                                                            ============== ===============
                      Diluted - pro forma                                $           0.69            0.77
                                                                            ============== ===============

         (g)   Consolidation of Variable Interest Entities

               In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003


         (g)   Consolidation of Variable Interest Entities (continued)

               the interpretation. Interpretation 46 requires that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period beginning after June 15, 2003 to those variable interest entities created before February 1, 2003. The Partnership did not create any variable interest entities after January 31, 2003. The Partnership has completed its evaluation of the applicability of this interpretation to its structures created before February 1, 2003 and its adoption will not have a material effect on the financial statements.

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

2.       Discontinued Operations

         During 2003, the Partnership sold 100% of its interest in five operating properties for proceeds of $39.1 million and the combined net income and gain on these sales of $4.5 million is included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2003 and 2002, as well as, operating properties held for sale, were $1.8 million and $18 million for the six months ended June 30, 2003 and 2002, respectively. The operating income from these properties was $379,497 and $10.6 million for the six months ended June 30, 2003 and 2002, respectively.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

2.       Discontinued Operations (continued)

         The revenues for the two properties categorized as held for sale were $736,091 and $976,077 as of June 30, 2003 and 2002, respectively. The operating (loss) income for the properties held for sale was ($13,292) and $487,559 as of June 30, 2003 and 2002, respectively. It is anticipated that these properties will be sold in the third quarter of 2003.

3.       Investments in Real Estate and Real Estate Partnerships

         During 2003, the Partnership acquired two grocery-anchored shopping centers for $35 million. The 2003 acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the date of the acquisition. Acquisitions (either individually or in the aggregate) were not significant to the operations of the Partnership in the periods in which they were acquired or the period preceding the acquisition.

         The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership's combined investment in these partnerships was $131.6 million and $125.5 million at June 30, 2003 and December 31, 2002, respectively. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

         The Partnership has a 25% equity interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. As of June 30, 2003, MCWR acquired five shopping centers from the Partnership for $55.3 million, for which the Partnership received net proceeds of $37.1 million. Since the Partnership has a continuing involvement in these properties, the development gains recognized by the Partnership on these sales represents gain recognition on only that portion of the sale to MCWR not owned by the Partnership and are not included in discontinued operations. The gains on these sales of $5.9 million are recorded in service operations revenue in the Partnership's consolidated statements of operations.

         The Partnership also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. During the second quarter, Columbia purchased a shopping center for $20 million.

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

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

3.       Investments in Real Estate and Real Estate Partnerships (continued)

         The Partnership's investments in real estate partnerships as of June 30, 2003 and December 31, 2002 consist of the following (in thousands):

                                                                Ownership               2003          2002
                                                                ---------               ----          ----
         Columbia Regency Retail Partners, LLC                     20%            $       46,301        42,413
         RRG-RMC Tracy, LLC                                        50%                    23,640        23,269
         Macquarie CountryWide-Regency, LLC                        25%                    23,535        22,281
         OTR/Regency Texas Realty Holdings, L.P.                   30%                    16,024        15,992
         Tinwood, LLC                                              50%                    10,478        10,983
         Regency Woodlands/Kuykendahl, Ltd.                        50%                     8,682         7,973
         Jog Road, LLC                                             50%                     2,939         2,571
                                                                                    ------------- -------------
                                                                                  $      131,599       125,482
                                                                                    ============= =============

         Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                             June 30,              December 31,
                                                                               2003                    2002
                                                                               ----                    ----
         Balance Sheet:
         Investment in real estate, net                            $             621,061                 553,118
         Other assets                                                             19,165                  15,721
                                                                      --------------------    -------------------
               Total assets                                        $             640,226                 568,839
                                                                      ====================    ===================

         Notes payable                                             $             204,534                 167,071
         Other liabilities                                                        13,062                  10,386
         Equity and partners' capital                                            422,630                 391,382
                                                                      --------------------    -------------------
               Total liabilities and equity                        $             640,226                 568,839
                                                                      ====================    ===================

         Unconsolidated partnerships and joint ventures had notes payable of $204.5 million at June 30, 2003 and the Partnership's proportionate share of these loans was $49.5 million.

         The revenues and expenses on a combined basis are summarized as follows for the three months ended June 30, 2003 and 2002:

                                                                              2003                  2002
                                                                              ----                  ----
         Statement of Operations:
         Total revenues                                            $         17,110                 11,200
         Total expenses                                                      10,975                  5,538
                                                                       -------------------    ------------------
              Net income                                           $          6,135                  5,662
                                                                       ===================    ==================

         The revenues and expenses on a combined basis are summarized as follows for the six months ended June 30, 2003 and 2002:

                                                                              2003                  2002
                                                                              ----                  ----
         Statement of Operations:
         Total revenues                                            $         33,356                20,472
         Total expenses                                                      20,552                10,048
                                                                       -------------------    ------------------
              Net income                                           $         12,804                10,424
                                                                       ===================    ==================

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003


4.       Notes Payable and Unsecured Line of Credit

         The Partnership's outstanding debt at June 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                                          2003            2002
                                                                          ----            ----
            Notes Payable:
                Fixed rate mortgage loans                         $         234,373         229,551
                Variable rate mortgage loans                                 24,389          24,998
                Fixed rate unsecured loans                                  999,061         998,975
                                                                     -------------------------------
                      Total notes payable                                 1,257,823       1,253,524
            Unsecured line of credit                                        228,000          80,000
                                                                     -------------------------------
                     Total                                        $       1,485,823       1,333,524
                                                                     ===============================

         Interest rates paid on the unsecured line of credit (the "Line"), which are based on LIBOR plus .85%, were 1.9125% and 2.2880% at June 30, 2003 and December 31, 2002, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 to 150 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

         During the second quarter, the Partnership assumed debt with a fair value of $13.3 million related to the acquisition of a property, which includes a debt premium of $797,303 based upon the above market interest rate of the debt instrument. The debt premium is being amortized over the terms of the related debt instrument.

         As of June 30, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   ----------------------------------------------

              2003                                      $          2,862          20,802          23,664
              2004 (includes the Line)                             5,253         450,558         455,811
              2005                                                 4,060         147,630         151,690
              2006                                                 3,377          24,043          27,420
              2007                                                 2,787          25,647          28,434
              Beyond 5 Years                                      19,707         772,858         792,565
              Unamortized debt premiums                                -           6,239           6,239
                                                           ----------------------------------------------
                   Total                                $         38,046       1,447,777       1,485,823
                                                           ==============================================

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

5.       Stockholders' Equity and Partners' Capital

         (a) RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At June 30, 2003 and December 31, 2002 the face value of total Preferred Units issued was $309 million and $384 million, respectively with an average fixed distribution rate of 8.68% and 8.72%, respectively.

               During the first quarter of 2003, the Partnership redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. The redemptions were portions of each series and the Partnership paid a 1% premium on the face value of the redeemed units totaling $750,000. The redemption was funded from proceeds from our Line.

               Terms and conditions of the Preferred Units outstanding as of June 30, 2003 are summarized as follows:

                    Units              Issue              Amount       Distribution       Callable        Exchangeable
   Series        Outstanding           Price           Outstanding         Rate        by Partnership    By Unit holder
------------------------------------------------------------------------------------------------------------------------

Series A          1,600,000       $    50.00        $   80,000,000       8.125%          06/25/03          06/25/08
Series B            850,000           100.00            85,000,000       8.750%          09/03/04          09/03/09
Series C            400,000           100.00            40,000,000       9.000%          09/03/04          09/03/09
Series D            500,000           100.00            50,000,000       9.125%          09/29/04          09/29/09
Series E            300,000           100.00            30,000,000       8.750%          05/25/05          05/25/10
Series F            240,000           100.00            24,000,000       8.750%          09/08/05          09/08/10
             ---------------                         --------------

                  3,890,000                         $  309,000,000
             ===============                         ==============




         (b) Until June 24, 2003, Security Capital beneficially owned 34,273,236 shares, representing 56.6% of the voting stock outstanding of Regency. On June 24, 3002, Security Capital sold common stock through (1) an underwritten public offering (the "Secondary Offering"), and (2) the sale of shares to Regency pursuant to a Purchase and Sale Agreement dated June 11, 2003 (the "Purchase and Sale Agreement"), and also agreed to sell the balance of the shares pursuant to forward sales contracts.

               Security Capital sold 9,666,356 shares of common stock in the Secondary Offering. On June 24, 2003, it also sold 4,606,880 shares of common stock to Regency at the public offering price of $32.56 per share pursuant to the Purchase and Sale Agreement. The purchase price of $150 million was funded from the Partnership's Line. Currently, Security Capital owns 20,000,000 shares of common stock (constituting approximately 35.8% of Regency's outstanding common stock) all of which are subject to forward sales contracts. Upon settlement of all of the forward sales contracts, which provide for settlement at various times during the first half of 2004, or earlier at the election of Security Capital, Security Capital will

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003



5.       Stockholders' Equity and Partners' Capital (continued)


         (b) no longer own any shares of Regency common stock, unless Security Capital elects to settle one or more of the forward contracts in cash rather than by delivery of shares of common stock.


               Concurrently with the closing of the Secondary Offering and the sale of common stock to Regency, Security Capital and Regency terminated the Stockholders Agreement dated as of July 10, 1996, as amended. This termination was pursuant to an Agreement Relating to Disposition of Shares dated as of June 11, 2003 (the "Disposition Agreement"). Under the Disposition Agreement, Security Capital also agreed that, following the closing of the Secondary Offering, it will vote any shares of common stock that are subject to forward contracts and over which it has voting power in the same proportion as shares are voted by other shareholders of Regency. In addition, Security Capital agreed that, if it settles forward contracts in cash rather than shares, within 100 trading days thereafter, it will sell a sufficient number of shares so that it will no longer beneficially own shares with a value in excess of 7% of the total value of Regency's capital stock.


               Security Capital also agreed in the Disposition Agreement to waive the special ownership limit created for it in Regency's articles of incorporation. Once Security Capital reduces its ownership to 7% or less after the forward contracts settle in 2004, it will be subject to the same 7% ownership limit in Regency's articles of incorporation that applies to other shareholders.


         (c) During the first quarter of 2003, the holder of the Series 2 preferred stock converted all of its remaining 450,400 preferred shares into common stock at a conversion ratio of 1:1.

         (d) On April 3, 2003, the Company received proceeds from a $75 million offering of 3,000,000 depositary shares representing 300,000 shares of Regency Series 3 Cumulative Redeemable Preferred Stock. The depositary shares are not convertible into common stock of the Company and are redeemable at par upon Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this transaction were contributed to the Partnership in exchange for 300,000 of Series 3 Preferred Units issued to and held by Regency with terms exactly the same as the Series 3 Cumulative Redeemable Preferred Stock. The proceeds from this offering were used to reduce the Line.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

6.       Earnings per Unit

         The following summarizes the calculation of basic and diluted earnings per unit for the three months ended June 30, 2003 and 2002 (in thousands except per unit data):

                                                                            2003                 2002
                                                                            ----                 ----
           Numerator:
           Income from continuing operations                       $             29,658               24,008
           Discontinued operations                                                4,695                7,933
                                                                      ------------------   ------------------
           Net income                                                            34,353               31,941
           Less:  Preferred unit distributions                                    8,066                8,369
                                                                      ------------------   ------------------
           Net income for common unit holders                                    26,287               23,572
           Less: Preferred stock dividends                                            -                  758
                                                                      ------------------   ------------------
           Net income for common unit holders -
             Basic and Diluted                                     $             26,287               22,814
                                                                      ==================   ==================

           Denominator:
           -------------
           Weighted average common units
             outstanding for Basic EPU                                           61,625               59,640
           Incremental units to be issued under common
             stock options using the Treasury stock method                          386                  459
                                                                      ------------------   ------------------
           Weighted average common units outstanding
             for Diluted EPU                                                     62,011               60,099
                                                                      ==================   ==================

           Income per common unit - Basic
           Income from continuing operations                       $               0.35                 0.25
           Discontinued operations                                 $               0.08                 0.13
                                                                      ------------------   ------------------
           Net income for common unit holders
             per unit                                              $               0.43                 0.38
                                                                      ==================   ==================

           Income per common unit - Diluted
           Income from continuing operations                       $               0.34                 0.25
           Discontinued operations                                 $               0.08                 0.13
                                                                      ------------------   ------------------
           Net income for common unit holders
             per unit                                              $               0.42                 0.38
                                                                      ==================   ==================

       The Series 2 Preferred stock dividends are deducted in 2002 from net income in computing earnings per unit since the properties acquired with these preferred shares were contributed to the Partnership. Accordingly, the payment of Series 2 Preferred stock dividends is deemed to be preferential to the distributions made to common unit holders.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

6.       Earnings per Unit (continued)

         The following summarizes the calculation of basic and diluted earnings per unit for the six months ended June 30, 2003 and 2002 (in thousands except per unit data):

                                                                            2003                 2002
                                                                            ----                 ----
           Numerator:
           Income from continuing operations                       $             58,991               50,768
           Discontinued operations                                                4,506               15,469
                                                                      ------------------   ------------------
           Net income                                                            63,497               66,237
           Less:  Preferred unit distributions                                   18,849               16,737
                                                                      ------------------   ------------------
           Net income for common unit holders                                    44,648               49,500
           Less: Preferred stock dividends                                            -                1,517
                                                                      ------------------   ------------------
           Net income for common unit holders
             Basic and Diluted                                     $             44,648               47,983
                                                                      ==================   ==================

           Denominator:
           -------------
           Weighted average common units
             outstanding for Basic EPU                                           61,647               59,482
           Incremental units to be issued under common
             stock options using the Treasury stock method                          412                  425
                                                                      ------------------   ------------------
           Weighted average common units outstanding
             for Diluted EPU                                                     62,059               59,907
                                                                      ==================   ==================

           Income per common unit - Basic
           Income from continuing operations                       $               0.65                 0.55
           Discontinued operations                                 $               0.07                 0.26
                                                                      ------------------   ------------------
           Net income for common unit holders
             per unit                                              $               0.72                 0.81
                                                                      ==================   ==================

           Income per common unit - Diluted
           Income from continuing operations                       $               0.65                 0.54
           Discontinued operations                                 $               0.07                 0.26
                                                                      ------------------   ------------------
           Net income for common unit holders
             per unit                                              $               0.72                 0.80
                                                                      ==================   ==================

       The Series 2 Preferred stock dividends are deducted in 2002 from net income in computing earnings per unit since the properties acquired with these preferred shares were contributed to the Partnership. Accordingly, the payment of Series 2 Preferred stock dividends is deemed to be preferential to the distributions made to common unit holders.

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

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. A list of our shopping centers including those partially owned through joint ventures, summarized by state and in order of largest holdings, including their gross leasable areas ("GLA") follows:

                                        June 30, 2003                                   December 31, 2002
                                        -------------                                   -----------------
      Location           # Properties          GLA         % Leased *      # Properties          GLA         % Leased *
      --------           ------------          ---         ----------      ------------          ---         ----------
Florida                      52               6,100,705       93.6%             53              6,193,550      91.9%
California                   45               5,450,014       98.6%             43              5,125,030      99.1%
Texas                        41               5,311,782       93.4%             40              5,123,197      93.6%
Georgia                      23               2,255,993       94.0%             24              2,437,712      93.9%
Ohio                         14               1,901,604       90.0%             14              1,901,684      91.4%
Colorado                     14               1,524,427       97.7%             15              1,538,570      98.0%
North Carolina               10               1,050,043       98.7%             12              1,225,201      97.6%
Virginia                      8               1,017,101       99.4%              7                872,796      96.8%
Washington                    9                 986,374       99.1%              9                986,374      98.9%
Oregon                        9                 891,853       94.5%              9                822,115      93.7%
Alabama                       8                 698,235       95.2%              7                644,896      94.3%
Arizona                       5                 501,005       96.4%              6                525,701      96.3%
Tennessee                     6                 444,234       98.3%              6                444,234      95.3%
Illinois                      3                 408,211       95.4%              2                300,477      96.1%
South Carolina                5                 339,926       99.1%              5                339,256      99.1%
Kentucky                      2                 301,025       96.9%              2                304,659      96.6%
Michigan                      3                 279,265       93.2%              3                279,265      92.6%
Delaware                      2                 240,418       99.5%              2                240,418      99.0%
New Jersey                    1                  88,993         -                1                 88,993        -
Missouri                      1                  82,498       92.9%              1                 82,498      92.9%
Pennsylvania                  1                   6,000      100.0%              1                  6,000     100.0%
                       ----------------- --------------- ---------------- ---------------- --------------- ---------------
    Total                    262             29,879,706       95.3%             262            29,482,626      94.8%
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

          The following table summarizes the four largest grocery-tenants occupying our shopping centers, including those partially owned through joint ventures at June 30, 2003:

                                                 Percentage of       Percentage of
           Grocery                Number of        Company-            Annualized        Average Remaining
           Anchor                 Stores(a)       owned GLA            Base Rent            Lease Term
           ------                 ---------       ---------            ---------            ----------

          Kroger                    61               12.0%               8.7%                 15 yrs
          Publix                    52                7.1%               4.9%                 13 yrs
          Safeway                   46                6.0%               4.6%                 11 yrs
          Albertsons                25                3.2%               2.6%                 15 yrs

         (a) Includes grocery-tenant-owned stores

Acquisition and Development of Shopping Centers
-----------------------------------------------

         We have implemented a growth strategy dedicated to developing and acquiring high-quality shopping centers. Our development program makes a significant contribution to our overall growth. Development is customer-driven, meaning we generally have an executed lease from the grocery-anchor before we begin construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with long-term leases from grocery and other anchors, and produce either attractive returns on invested capital or profits from sale. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization, depending upon the size and type of project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         At June 30, 2003, we had 32 projects under construction or undergoing major renovations, which, when completed, are expected to represent an investment of $561.1 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $120.2 million. Costs necessary to complete these developments will be $241.7 million, are generally already committed as part of existing construction contracts, and will be expended through 2005. These developments are approximately 57% complete and 72% pre-leased.

         RCLP has a 20% equity interest in and serves as property manager for Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. At June 30, 2003, Columbia owned 13 shopping centers with a net book value of $304.6 million.

         RCLP has a 25% equity interest in and serves as property manager for Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. At June 30, 2003, MCWR owned 20 shopping centers with a net book value of $225.2 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from RCLP. For those properties acquired from third parties, RCLP is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that the cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $97.1 million and $89.5 million for the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003 and 2002, respectively, we incurred capital expenditures of $6.5 million and $8.1 million to improve our shopping center portfolio, paid scheduled principal payments of $2.9 million and $2.6 million to our lenders, and paid dividends and distributions of $80.5 million and $79.0 million to our share and unit holders.

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

         We have $200 million of 7.4% unsecured debt maturing April 1, 2004. Our risk management objective and strategy is to mitigate the risk of changes in our interest-related cash outflows on a forecasted 10 year issuance of long-term debt which will partially replace the amount maturing on April 1, 2004. We have met this objective by entering into a $96.5 million interest rate swap that began on July 17, 2003 and matures on April 1, 2004. The swap fixed rate is 4.745% and we are the fixed rate payor. We have designated this swap transaction as a cash flow hedge of interest payments on the forecasted 10 year issuance and it will be subject to SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities. The gain or loss that we realize on the swap at maturity will be amortized as a component of interest expense over the term of the newly issued 10 year debt.

         On June 24, 2003, we purchased 4,606,880 shares of stock for $150 million from Security Capital pursuant to a Purchase and Sale Agreement dated June 11, 2003. The purchase was funded from the Line and the shares are held as Treasury shares..

       On April 3, 2003, we received proceeds from a $75 million offering of 3,000,000 depositary shares representing Series 3 Cumulative Redeemable Preferred Stock. The shares are redeemable at par at Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this transaction were contributed to the Partnership in exchange for 300,000 of Series 3 Preferred Units issued to and held by Regency with terms exactly the same as the Series 3 Cumulative Redeemable Preferred Stock. The proceeds from this offering were used to reduce the Line.

         During the first quarter, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units in a negotiated transaction. The redemptions were portions of each series and we paid a 1% premium on the face value of the redeemed units totaling $750,000 which is recorded as minority interest preferred units. At the time of redemption, $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in minority interest preferred units. The redemption was funded from proceeds from the Line.

         Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell to third parties those operating properties that no longer meet our long-term investment standards. We may also sell a portion of an operating or development property to one of our joint ventures, which may provide Regency with a capital source for new development and acquisitions. By selling a property to a joint venture, RCLP owns less than 100% of the property, generally 20% to 50%, and shares the risks and rewards of the property with its partner.

         Proceeds from the sale or joint venturing of properties are included in net investing activities on the Consolidated Statements of Cash Flows. During 2003 net proceeds from the sale or joint venturing of real estate was $97.8 million, compared to $152.6 million during the first six months of 2002. Net cash used in investing activities was $16.1 million for the six months ended June 30, 2003. Net cash provided by investing activities was $25.5 million for the six months ended June 30, 2002. Net cash used in financing activities was $91.6 million and $73.7 million for the six months ended June 30, 2003 and 2002, respectively.

Outstanding debt at June 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                                             2003            2002
                                                                             ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans                         $        234,373         229,551
                    Variable-rate mortgage loans                                24,389          24,998
                    Fixed-rate unsecured loans                                 999,061         998,975
                                                                         -------------- ---------------
                          Total notes payable                                1,257,823       1,253,524
                Unsecured line of credit                                       228,000          80,000
                                                                         -------------- ---------------
                         Total                                        $      1,485,823       1,333,524
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 to 150 basis points. Fixed interest rates on mortgage loans range from 6.64% to 9.5%.

         Interest rates paid on the Line, which are based on LIBOR plus .85%, at June 30, 2003 and December 31, 2002 were 1.9125% and 2.2880%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

         As of June 30, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal      Term-Loan         Total
              Scheduled Payments by Year                       Payments       Maturities       Payments
              --------------------------                   ----------------------------------------------

              2003                                      $          2,862          20,802          23,664
              2004 (includes the Line)                             5,253         450,558         455,811
              2005                                                 4,060         147,630         151,690
              2006                                                 3,377          24,043          27,420
              2007                                                 2,787          25,647          28,434
              Beyond Five years                                   19,707         772,858         792,565
              Unamortized debt premiums                                -           6,239           6,239
                                                           ----------------------------------------------
                   Total                                $         38,046       1,447,777       1,485,823
                                                           ==============================================

         Unconsolidated partnerships and joint ventures in which we have an investment had notes and mortgage loans payable of $204.5 million at June 30, 2003 and the Company's proportionate share of these loans was $49.5 million.


         RCLP has issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. RCLP sold the issues primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP after certain dates ranging from 2003 to 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.125% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At June 30, 2003 and December 31, 2002 the face value of total Preferred Units issued was $309 million and $384 million, respectively with an average fixed distribution rate of 8.68% and 8.72%, respectively.

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

         Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth in FASB Statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" (Statement 144), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, not only those entered into by the Company, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, if at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain/loss on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) are not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, are also not considered discontinued. Thus, only properties sold, or to be sold, to unrelated third parties for which the Company, in its judgment, has no continuing involvement are classified as discontinued.

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

Results from Operations
-----------------------

Comparison of the six months ended June 30, 2003 to June 30, 2002

         At June 30, 2003, we were operating or developing 262 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process and are not yet fully leased (fully leased generally means greater than 90% leased) or occupied. Stabilized properties are those properties that are generally greater than 90% leased and, if they were developed, are more than three years beyond their original development start date. At June 30, 2003, we had 230 stabilized shopping centers that were 95.3% leased.

         Revenues increased $22.6 million, or 13%, to $197.9 million in 2003. This increase was due primarily to our realization of a full year of revenues from new 2002 developments and from growth in rental rates of the operating properties. In 2003, rental rates grew by 9.3% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $9.3 million, or 7%, and recoveries from tenants increased $2.9 million, or 8%.

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


         Service operations revenue increased $9.1 million to $13.2 million in 2003, or 220%. The increase was primarily due to a $5.8 million increase in development sales during 2003, a $1.7 million increase in gains from the sale of land and outparcels and a $1.6 million increase in management fees primarily related to the Columbia and MCWR joint ventures.

         Operating expenses increased $10.4 million, or 12%, to $95.2 million in 2003. Combined operating, maintenance, and real estate taxes increased $4.2 million, or 10%, during 2003 to $46.6 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $10.3 million during 2003 compared with $9.2 million in 2002, or 12% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $4.7 million during 2003 related to higher acquisition and development activity.

         We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. RCLP determines whether impairment has occurred by comparing the property's carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event the properties are impaired, we write down assets to fair value for "held-and-used" assets and fair value less costs to sell for "held-for-sale" assets. During the six months ended June 30, 2003 and 2002, we recorded a provision for loss of $2 million and $2.4 million, respectively.

         Net interest expense increased to $41.6 million in 2003 from $41.0 million in 2002, or 1%. Weighted average interest rates on outstanding debt declined to 6.58% at June 30, 2003 from 7.09% at June 30, 2002.

         Income from discontinued operations was $4.5 million in 2003 primarily due to the sale of five properties to unrelated parties with a combined gain on sale of $4.3 million. The restated 2002 income from discontinued operations is $15.5 million compared to $8.6 million originally reported in 2002 due to the reclassification of $6.9 million of operating income for properties sold subsequent to June 30, 2002 in compliance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") in January 2002.

         Net income for common unit holders was $44.6 million in 2003 compared with $49.5 million in 2002, or a 10% decrease primarily due to reasons previously discussed and a reduction of gain on sale of operating properties of $1.5 million and $2.4 million recorded in other income in 2002 resulting from the early extinguishment of debt. Diluted earnings per unit were $0.72 in 2003 compared with $.80 in 2002, or 10% lower.

Comparison of the three months ended June 30, 2003 to June 30, 2002

         Revenues increased $12.3 million, or 14%, to $101.5 million in 2003. Minimum rent increased $4.3 million, or 7%, and recoveries from tenants increased $849,000, or 5%. This increase was due to revenues from 2002 developments and 2002 acquisitions not operating at June 30, 2002 along with rental rate growth on the existing portfolio.

         Service operations revenue increased $6.9 million to $9.3 million in 2003, or 285%. The increase was primarily due to a $6.7 million dollar increase in development sales during 2003, and an $847,000 increase in management fees primarily related to the Columbia and MCWR joint ventures, offset by a $628,000 decrease resulting from selling fewer outparcels during 2003 than in 2002.

         Operating expenses increased $4.9 million, or 11%, to $48.8 million in 2003. Combined operating, maintenance, and real estate taxes increased $1.6 million, or 7%, during 2003 to $23.3 million. This increase is due to new developments and acquisitions which were not operating at June 30, 2002. General and administrative expenses were $6.2 million during 2003 compared with $5.2 million in 2002, or 18% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $2.1 million during 2003 related to higher acquisition and development activity.

         During the second quarter of 2003 and 2002, we recorded a provision for loss of $2 million and $2.4 million, respectively.

         Net interest expense decreased to $20.9 in 2003 from $21.2 million in 2002, or 1%. Weighted average interest rates on outstanding debt declined to 6.58% at June 30, 2003 from 7.09% at June 30, 2002.

         Income from discontinued operations was $4.7 for the three months ended June 30, 2003 primarily due to the gain recorded on the sale of two properties. The restated income from discontinued operations for the three months ended June 30, 2002 is $7.9 million compared to $3.8 million originally reported in 2002 due to the reclassification of $4.1 million of operating income for properties sold subsequent to June 30, 2002 in compliance with the adoption of Statement 144.

        Net income for common unit holders was $26.3 million in 2003 compared with $23.6 million in 2002, or a 12% increase. Diluted earnings per unit were $0.42 in 2003 compared with $.38 in 2002, or 11% higher.

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

                                                                                                                            Fair
                                        2003        2004       2005       2006       2007      Thereafter      Total        Value
                                        ----        ----       ----       ----       ----      ----------      -----        -----
Fixed rate debt                       $  14,121     212,965   151,690    27,420     28,434      792,565     1,227,195    1,277,078

Average interest rate for all debt        7.59%       7.62%     7.61%     7.62%      7.60%        7.62%         -            -

Variable rate LIBOR debt              $   9,543     242,846      -          -          -           -          252,389      252,389
Average interest rate for all debt        2.04%       2.04%      -          -          -           -            -            -


         As the table incorporates only those exposures that exist as of June 30, 2003, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, its hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There has been no significant change in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.

Part II

Item 6 Exhibits and Reports on Form 8-K


     (a)  Exhibits

          10.1 Second Amendment to Credit Agreement dated as of March 31, 2003, by and among Regency Centers, L.P., Regency Realty Group, Inc., Regency Centers Corporation, and Wells Fargo Bank, National Association, as Agent, filed August 12, 2003 as Exhibit 10.1 to Form 10-Q of Regency Centers Corporation and incorporated herein by reference.

          10.2 Revolving Note dated as of April 1, 2002, by and among Regency Centers, L.P., and Commercebank, N.A., in care of Wells Fargo Bank, National Association, as Agent, filed August 12, 2003 as Exhibit 10.2 to Form 10-Q of Regency Centers Corporation and incorporated herein by reference.

          10.3 Bid Rate Note dated as of April 1, 2003, by and among Regency Centers, L.P., Commercebank, N.A., in care of Wells Fargo Bank, National Association, as Agent, filed August 12, 2003 as Exhibit 10.3 to Form 10-Q of Regency Centers Corporation and incorporated herein by reference.

          10.4 Revolving Note dated as of April 1, 2003, by and among Regency Centers, L.P., Wachovia Bank, National Association, in care of Wells Fargo Bank, National Association, as Agent, filed August 12, 2003 as Exhibit
                      10.4 to Form 10-Q of Regency Centers Corporation and incorporated herein by reference.

          31.1 Certification of the Chief Executive Officer of Regency Centers Corporation, the General Partner of Regency Centers, L.P., Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          31.2 Certification of the Chief Financial Officer of Regency Centers Corporation, the General Partner of Regency Centers, L.P., Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          31.3 Certification of the Chief Operating Officer of Regency Centers Corporation, the General Partner of Regency Centers, L.P., Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          32.1 Certification of the Chief Executive Officer of Regency Centers Corporation, the General Partner of Regency Centers, L.P., Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

          32.2 Certification of the Chief Financial Officer of Regency Centers Corporation, the General Partner of Regency Centers, L.P., Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

          32.3 Certification of the Chief Operating Officer of Regency Centers Corporation, the General Partner of Regency Centers, L.P., Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K

                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  August 14, 2003         REGENCY CENTERS, L.P.


                                         By:      /s/  J. Christian Leavitt
                                            ------------------------------------
                                                 Senior Vice President,
                                                 and Chief Accounting Officer