Form 10-Q
period 2003-09-30
REGENCY CENTERS LP
filed 2003-11-14
CIK 1066247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] For the quarterly period ended September 30, 2003

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

                             REGENCY CENTERS, L.P.
                          Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                                  (unaudited)

                                                                                          2003                     2002
                                                                                          ----                     ----
Assets
Real estate investments:
     Land                                                                         $      715,731,924              715,255,513
     Buildings and improvements                                                        1,964,626,055            1,973,501,081
                                                                                    -----------------        -----------------
                                                                                       2,680,357,979            2,688,756,594
     Less:  accumulated depreciation                                                     284,678,878              244,595,928
                                                                                    -----------------        -----------------
                                                                                       2,395,679,101            2,444,160,666
     Properties in development                                                           345,614,496              276,085,435
     Operating properties held for sale                                                            -                5,658,905
     Investments in real estate partnerships                                             133,316,456              125,482,151
                                                                                    -----------------        -----------------
          Net real estate investments                                                  2,874,610,053            2,851,387,157

Cash and cash equivalents                                                                 45,888,449               56,447,329
Notes receivable                                                                          77,586,149               56,630,876
Tenant receivables, net of allowance for uncollectible accounts of $4,100,974 and $4,258,891 at September 30, 2003
  and December 31, 2002, respectively                                                     42,391,111               47,983,160
Deferred costs, less accumulated amortization of $31,721,996 and
  $25,588,464 at September 30, 2003 and December 31, 2002, respectively                   34,299,656               37,367,196
Other assets                                                                              20,861,456               19,112,148
                                                                                    -----------------        -----------------

                                                                                  $    3,095,636,874            3,068,927,866
                                                                                    =================        =================

Liabilities and Partners' Capital
Liabilities:
     Notes payable                                                                     1,281,818,308            1,253,524,045
     Unsecured line of credit                                                            196,000,000               80,000,000
     Accounts payable and other liabilities                                               91,959,394               83,977,263
     Tenants' security and escrow deposits                                                 9,413,884                8,847,603
                                                                                    -----------------        -----------------
           Total liabilities                                                           1,579,191,586            1,426,348,911
                                                                                    -----------------        -----------------

Limited partners' interest in consolidated partnerships                                   15,388,919               14,825,256
                                                                                    -----------------        -----------------

Partners' Capital:
Series A  preferred units, par value $50: 1,600,000 units issued and
     outstanding at December 31, 2002                                                              -               78,800,000
Series B  preferred units, par value $100: 850,000 units issued and
     outstanding at September 30, 2003 and December 31, 2002                              82,799,720               82,799,720
Series C  preferred units, par value $100: 750,000 units issued, 400,000 and
     750,000 units outstanding at September 30, 2003 and December 31, 2002,
     respectively                                                                         38,964,575               73,058,577
Series D  preferred units, par value $100: 500,000 units issued and
     outstanding at September 30, 2003 and December 31, 2002                              49,157,977               49,157,977
Series E  preferred units, par value $100: 700,000 units issued, 300,000 and
     700,000 units outstanding at September 30, 2003 and December 31, 2002,
     respectively                                                                         29,237,820               68,221,579
Series F  preferred units, par value $100: 240,000 units issued and
     outstanding at September 30, 2003 and December 31, 2002                              23,365,799               23,365,799
Series 3 cumulative redeemable preferred units, par value $0.01:
     300,000 units issued and outstanding at September 30, 2003;
     liquidation preference $250                                                          75,000,000                        -
General partner; 59,610,435 and 60,007,436 units outstanding
     at September 30, 2003 and December 31, 2002, respectively                         1,176,000,182            1,221,720,073
Limited partners; 1,431,837 and 1,504,458 units outstanding
     at September 30, 2003 and December 31, 2002, respectively                            28,207,552               30,629,974
Accumulated other comprehensive income (loss)                                             (1,677,256)                       -
                                                                                    -----------------        -----------------
          Total partners' capital                                                      1,501,056,369            1,627,753,699
                                                                                    -----------------        -----------------

Commitments and contingencies
                                                                                  $    3,095,636,874            3,068,927,866
                                                                                    =================        =================


See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
             For the Three Months ended September 30, 2003 and 2002
                                   (unaudited)

                                                                                          2003                     2002
                                                                                          ----                     ----
Revenues:
     Minimum rent                                                                 $       69,903,822               68,695,823
     Percentage rent                                                                         737,231                  533,119
     Recoveries from tenants                                                              21,054,968               20,234,787
     Service operations revenue                                                           13,357,686                8,301,507
     Equity in income of investments in
        real estate partnerships                                                           1,589,891                1,302,058
                                                                                    -----------------        -----------------
           Total revenues                                                                106,643,598               99,067,294
                                                                                    -----------------        -----------------

Operating expenses:
     Depreciation and amortization                                                        18,997,852               17,722,077
     Operating and maintenance                                                            13,233,389               12,752,053
     General and administrative                                                            6,294,558                6,075,285
     Real estate taxes                                                                    10,184,943                9,779,978
     Other expenses                                                                          310,847                  267,328
                                                                                    -----------------        -----------------
           Total operating expenses                                                       49,021,589               46,596,721
                                                                                    -----------------        -----------------

Other expense (income)
     Interest expense, net of interest income of $335,212
        and $835,815 in 2003 and 2002, respectively                                       21,320,301               21,381,435
     Loss on sale of operating properties                                                          -                   56,754
     Provision for loss on operating properties                                                    -                  160,000
     Other income                                                                                  -                        -
                                                                                    -----------------        -----------------
           Total other expense                                                            21,320,301               21,598,189
                                                                                    -----------------        -----------------

      Income before minority interests                                                    36,301,708               30,872,384

Minority interest of limited partners                                                       (113,013)                (125,174)
                                                                                    -----------------        -----------------

          Income from continuing operations                                               36,188,695               30,747,210

Discontinued operations:
     Operating income from discontinued operations                                           453,412                3,182,581
     Gain on sale of operating properties and properties in development                    2,529,775                2,577,422
                                                                                    -----------------        -----------------
           Income from discontinued operations                                             2,983,187                5,760,003
                                                                                    -----------------        -----------------

           Net income                                                                     39,171,882               36,507,213

Preferred unit distributions                                                              (8,653,126)              (8,368,752)
                                                                                    -----------------        -----------------

           Net income for common unit holders                                     $       30,518,756               28,138,461
                                                                                    =================        =================

Income per common unit - Basic:
     Continuing operations                                                        $             0.47                     0.36
                                                                                    =================        =================
     Discontinued operations                                                      $             0.05                     0.10
                                                                                    =================        =================
     Net income for common unit holders per unit                                  $             0.52                     0.46
                                                                                    =================        =================

Income per common unit - Diluted:
     Continuing operations                                                        $             0.46                     0.36
                                                                                    =================        =================
     Discontinued operations                                                      $             0.05                     0.10
                                                                                    =================        =================
     Net income for common unit holders per unit                                  $             0.51                     0.46
                                                                                    =================        =================

See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Operations
              For the Nine Months ended September 30, 2003 and 2002
                                   (unaudited)

                                                                                          2003                     2002
                                                                                          ----                     ----
Revenues:
     Minimum rent                                                                 $      209,338,256              198,629,445
     Percentage rent                                                                       1,504,869                1,464,154
     Recoveries from tenants                                                              61,228,673               57,476,965
     Service operations revenue                                                           26,606,097               12,436,245
     Equity in income of investments in
        real estate partnerships                                                           5,909,959                4,187,268
                                                                                    -----------------        -----------------
           Total revenues                                                                304,587,854              274,194,077
                                                                                    -----------------        -----------------

Operating expenses:
     Depreciation and amortization                                                        56,200,672               50,209,070
     Operating and maintenance                                                            39,829,768               36,037,364
     General and administrative                                                           16,438,446               15,584,804
     Real estate taxes                                                                    30,190,318               28,761,472
     Other expenses                                                                        1,572,171                  678,555
                                                                                    -----------------        -----------------
           Total operating expenses                                                      144,231,375              131,271,265
                                                                                    -----------------        -----------------

Other expense (income)
     Interest expense, net of interest income of $1,613,078
        and $2,280,523 in 2003 and 2002, respectively                                     62,890,764               62,411,095
     Gain on sale of operating properties                                                          -               (1,437,471)
     Provision for loss on operating properties                                            1,968,520                2,524,480
     Other income                                                                                  -               (2,383,524)
                                                                                    -----------------        -----------------
           Total other expense (income)                                                   64,859,284               61,114,580
                                                                                    -----------------        -----------------

      Income before minority interests                                                    95,497,195               81,808,232

Minority interest of limited partners                                                       (317,136)                (360,158)
                                                                                    -----------------        -----------------

          Income from continuing operations                                               95,180,059               81,448,074

Discontinued operations:
     Operating income from discontinued operations                                           832,909               13,877,219
     Gain on sale of operating properties and properties in development                    6,655,829                7,419,323
                                                                                    -----------------        -----------------
           Income from discontinued operations                                             7,488,738               21,296,542
                                                                                    -----------------        -----------------

           Net income                                                                    102,668,797              102,744,616

Preferred unit distributions                                                             (27,501,636)             (25,106,256)
                                                                                    -----------------        -----------------

           Net income for common unit holders                                     $       75,167,161               77,638,360
                                                                                    =================        =================

Income per common unit - Basic:
     Continuing operations                                                        $             1.12                     0.90
                                                                                    =================        =================
     Discontinued operations                                                      $             0.12                     0.36
                                                                                    =================        =================
     Net income for common unit holders per share                                 $             1.24                     1.26
                                                                                    =================        =================

Income per common unit - Diluted:
     Continuing operations                                                        $             1.11                     0.90
                                                                                    =================        =================
     Discontinued operations                                                      $             0.12                     0.36
                                                                                    =================        =================
     Net income for common unit holders per share                                 $             1.23                     1.26
                                                                                    =================        =================

See accompanying notes to consolidated financial statements.

                              REGENCY CENTERS, L.P.
             Consolidated Statement of Changes in Partners' Capital
                  For the Nine Months Ended September 30, 2003
                                   (unaudited)


                                                                                                         Accumulated
                                                                                                            Other         Total
                                         Series A-F         Series 3         General        Limited     Comprehensive    Partners'
                                       Preferred Units   Preferred Units     Partner        Partner     Income (Loss)     Capital
                                       ---------------   ---------------     -------        -------     -------------    ---------

Balance at
   December 31, 2002                 $   375,403,652               -      1,221,720,073    30,629,974             -   1,627,753,699
Net income                                24,744,881       2,756,755         73,325,206     1,841,955             -     102,668,797
Change in fair value of
   derivative instruments                          -               -                  -             -    (1,677,256)     (1,677,256)
                                                                                                                      --------------
Total comprehensive income                         -               -                  -             -             -     100,991,541
Redemption of preferred units
  at par plus premium                   (155,750,000)              -                  -             -             -    (155,750,000)
Cash distributions for dividends                   -               -        (93,807,900)   (2,182,180)            -     (95,990,080)
Preferred unit distribution              (20,872,642)     (2,756,755)                 -             -             -     (23,629,397)
Purchase of Regency stock and
  corresponding units                                              -       (153,206,916)            -             -    (153,206,916)
Units converted for cash                           -               -                  -      (973,505)            -        (973,505)
Series 3 Preferred units issued                    -      75,000,000                  -             -             -      75,000,000
Common Units issued as a result of
  common stock issued by Regency,
  net of repurchases                               -               -        126,861,027             -             -     126,861,027
Common Units exchanged for common
  stock of Regency                                 -               -          1,163,543    (1,163,543)            -               -
Reallocation of limited partners
   interest                                        -               -            (54,851)       54,851             -               -
                                        -------------  --------------    --------------  ------------   ------------  -------------
Balance at
   September 30, 2003                $   223,525,891      75,000,000      1,176,000,182    28,207,552    (1,677,256)  1,501,056,369
                                        =============  ==============    ==============  ============   ============  =============



See accompanying notes to consolidated financial statements

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                                            2003                      2002
                                                                                            ----                      ----
Cash flows from operating activities:
    Net income                                                                      $      102,668,796               102,744,616
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                                     56,278,855                54,158,411
          Deferred loan cost and debt premium amortization                                   1,570,772                 1,127,586
          Services provided by Regency in exchange for common Units                          8,688,129                 6,188,453
          Minority interest of limited partners                                                317,136                   360,158
          Equity in income of investments in real estate partnerships                       (5,909,959)               (4,187,268)
          Gain on sale of operating properties                                              (6,655,829)               (8,856,794)
          Provision for loss on operating properties                                         1,968,520                 2,524,480
          Other income - gain on early extinguishment of debt                                        -                (2,383,524)
          Distributions from operations of investments in real estate partnerships           8,303,411                 3,652,021
          Changes in assets and liabilities:
              Tenant receivables                                                             5,592,049                 5,498,346
              Deferred leasing costs                                                        (7,308,922)               (8,224,925)
              Other assets                                                                    (615,569)               (6,407,285)
              Accounts payable and other liabilities                                        (7,663,930)              (15,717,379)
              Tenants' security and escrow deposits                                            566,282                   870,593
                                                                                      -----------------         -----------------
                 Net cash provided by operating activities                                 157,799,741               131,347,489
                                                                                      -----------------         -----------------

Cash flows from investing activities:
     Acquisition and development of real estate                                           (269,345,695)             (242,066,967)
     Proceeds from sale of real estate                                                     138,830,142               265,119,869
     Repayment of notes receivable, net                                                     48,332,147                37,357,641
     Investment in real estate partnerships                                                (10,259,572)              (24,447,654)
     Distributions received from investments in real estate partnerships                    18,360,644                 9,650,753
                                                                                      -----------------         -----------------
                 Net cash (used in) provided by investing activities                       (74,082,334)               45,613,642
                                                                                      -----------------         -----------------

Cash flows from financing activities:
     Net proceeds from the issuance of Regency stock
        and common Units                                                                   125,072,674                 9,932,137
     Repurchase of Regency stock and corresponding common Units                           (150,501,884)               (2,725,000)
     Redemption of preferred partnership units                                            (155,750,000)                        -
     Conversion of common Units by limited partner                                            (973,505)                  (83,232)
     Net distributions to limited partners in consolidated partnerships                        246,527                  (238,000)
     Distributions to preferred unit holders                                               (23,629,397)              (25,106,256)
     Cash distributions for dividends                                                      (95,990,080)              (93,514,446)
     Net proceeds from issuance of Series 3 preferred units                                 72,294,967                         -
     Net proceeds from fixed rate unsecured notes                                                    -               249,625,000
     Proceeds (repayment) of unsecured line of credit, net                                 116,000,000              (244,000,000)
     Proceeds from notes payable                                                            30,821,695                         -
     Repayment of notes payable, net                                                        (7,255,541)              (45,589,300)
     Scheduled principal payments                                                           (4,358,163)               (4,164,277)
     Deferred loan costs                                                                      (253,580)               (2,081,247)
                                                                                      -----------------         -----------------
                 Net cash used in financing activities                                     (94,276,287)             (157,944,621)
                                                                                      -----------------         -----------------

                 Net (decrease) increase in cash and cash equivalents                      (10,558,880)               19,016,510

Cash and cash equivalents at beginning of period                                            56,447,329                27,853,264
                                                                                      -----------------         -----------------

Cash and cash equivalents at end of period                                          $       45,888,449                46,869,774
                                                                                      =================         =================

                              REGENCY CENTERS, L.P.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (unaudited)
                                    continued

                                                                                            2003                      2002
                                                                                            ----                      ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $9,778,187 and
   $11,020,043 in 2003 and 2002, respectively)                                    $         71,370,633                63,557,496
                                                                                      =================         =================

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate                         $         15,341,889                46,747,196
                                                                                      =================         =================

Notes receivable taken in connection with sales of operating properties
   and properties in development                                                  $         69,287,420                 7,952,700
                                                                                      =================         =================

Real estate contributed as investment in real estate partnerships                 $         18,328,829                12,612,410
                                                                                      =================         =================

Mortgage debt assumed by purchaser on sale of real estate                         $          5,253,767                         -
                                                                                      =================         =================

Change in fair value of derivative instrument                                     $          1,677,256                         -
                                                                                      =================         =================


See accompanying notes to consolidated financial statements.

                             Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003

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

               The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. At September 30, 2003, Regency owns approximately 98% of the outstanding common units of the Partnership.

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

               Substantially all of the lease agreements contain provisions that grant additional rents based on tenants' sales volume (contingent or percentage rent) and reimbursement of the tenants' share of real estate taxes and certain common area maintenance ("CAM") costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements and recovery of real estate taxes and CAM costs are recognized when earned.

               Service operations revenue includes management fees, commission income, and gains or losses from the sale of land and development properties without significant operations. Service operations revenue does not include gains or losses from the sale of operating properties. The Partnership accounts for profit recognition on sales of real estate in accordance with the FASB Statement No.
               66,

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


         (b)   Revenues (continued)

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

               The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are written down to fair value for held and used assets and fair value less costs to sell for held for sale assets. During the second quarter of 2003, the Partnership recorded a provision for loss of approximately $2 million to adjust three operating properties to their estimated fair value. The fair values of the operating properties were determined by using prices for similar assets in their respective markets.

               The Partnership's properties generally have operations and cash flows that can be clearly distinguished from the rest of the Partnership. In accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Partnership will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Partnership has some continuing involvement are included in income from continuing operations.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


         (d)   Deferred Costs

               Deferred costs include deferred leasing costs, leasing intangibles acquired in business combinations and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership's shopping centers. Leasing intangibles represent the allocation of purchase price to in-place leases of properties acquired. Net deferred leasing costs and leasing intangibles were $25.7 million and $26.5 million at September 30, 2003 and December 31, 2002, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $8.6 million and $10.9 million at September 30, 2003 and December 31, 2002, respectively.

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

               The Partnership applies Opinion 25 in accounting for its stock-based compensation plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Partnership determined compensation cost based on the fair value at the grant date for its stock-based employee awards under Statement 123, the Partnership's net income for common unit holders for the three month and nine month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated on the following page (in thousands except per unit data):

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


         (f)   Stock-Based Compensation (continued)

                                                                             For the three months ended
                                                                                    September 30,
                                                                                2003            2002
                                                                                ----            ----
                  Net income  for common unit holders
                    as reported:                                         $         30,519          28,138
                  Add:  stock-based employee compensation
                    expense included in reported net income                         2,918           2,127
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                         4,149           3,149
                                                                            -------------- ---------------
                  Pro forma net income                                   $         29,288          27,116
                                                                            ============== ===============

                   Earnings per unit:
                      Basic - as reported                                $           0.52            0.46
                                                                            ============== ===============
                      Basic - pro forma                                  $           0.50            0.44
                                                                            ============== ===============

                      Diluted - as reported                              $           0.51            0.46
                                                                            ============== ===============
                      Diluted - pro forma                                $           0.49            0.44
                                                                            ============== ===============

                                                                              For the nine months ended
                                                                                    September 30,
                                                                                2003            2002
                                                                                ----            ----
                  Net income  for common unit holders
                    as reported:                                         $         75,167          77,638
                  Add:  stock-based employee compensation
                    expense included in reported net income                         8,688           6,188
                  Deduct:  total stock-based employee
                    compensation expense determined under
                    fair value based methods for all awards                        11,763           9,254
                                                                            -------------- ---------------
                  Pro forma net income                                   $         72,092          74,572
                                                                            ============== ===============

                    Earnings per unit:
                      Basic - as reported                                $           1.24            1.26
                                                                            ============== ===============
                      Basic - pro forma                                  $           1.18            1.21
                                                                            ============== ===============

                      Diluted - as reported                              $           1.23            1.26
                                                                            ============== ===============
                      Diluted - pro forma                                $           1.18            1.21
                                                                            ============== ===============

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


         (g)   Consolidation of Variable Interest Entities

               In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in the interpretation. Interpretation 46 requires that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period ending after December 15, 2003 to those variable interest entities created before February 1, 2003 and not already consolidated under Interpretation 46 in previously issued financial statements . The Partnership did not create any variable interest entities after January 31, 2003. The Partnership is continuing its analysis of the applicability of this interpretation to its structures created before February 1, 2003 and does not believe its adoption will have a material effect on the financial statements.

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

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


         (i)   Derivative Financial Instruments

               The Partnership adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended ("Statement 133"), on January 1, 2001. Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership uses derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument. Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (loss) while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings.

               To determine the fair value of derivative instruments, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         (j) Financial Instruments with Characteristics of both Liabilities and Equity

               In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners' interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Partnership's Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2003.

               At September 30, 2003, the Partnership held a majority interest in six consolidated entities with specified termination dates ranging from 2007 to 2049. The minority owners' interests in these entities are to be settled upon termination by distribution of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $24.8 million at September 30, 2003. The Partnership has no other financial instruments that currently are affected by Statement 150.

         (k)   Reclassifications

               Certain reclassifications have been made to the 2002 amounts to conform to classifications adopted in 2003.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


2.     Discontinued Operations

       During 2003, the Partnership sold 100% of its interest in eight operating properties for proceeds of $57.6 million and the combined operating income and gain of $7.3 million on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2003 and 2002, as well as, operating properties held for sale, were $2.5 million and $24.2 million for the nine months ended September 30, 2003 and 2002, respectively. The operating income from these properties was $832,909 and $13.9 million for the nine months ended September 30, 2003 and 2002, respectively.

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

       The Partnership allocates the purchase price of acquired properties to land, buildings, and identifiable intangible assets based on their fair values. The total value of intangible assets is measured based on the difference between the purchase price paid for the property and the value of the property on an "as-if vacant" basis. Management's estimates of "as-if vacant" value are based on replacement costs for similar properties and consideration of carrying costs such as real estate taxes, insurance, and other operating expenses and lost rentals during expected lease-up periods. Total intangible assets are allocated to (i) above or below-market lease intangibles, (ii) at-market lease intangibles (in-place leases) and (iii) customer relationship value, if any. Above or below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be received on acquired leases and the estimated amounts that would be received for similar leases at current market terms. Above- and below-market lease intangibles are amortized to rental income over the remaining non-cancelable terms of the respective leases. The remaining amount of total intangible assets is assigned to the value of in-place leases and is amortized to expense over the initial term of the respective leases.

       The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership's combined investment in these partnerships was $133.3 million and $125.5 million at September 30, 2003 and December 31, 2002, respectively. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

       The Partnership has a 25% equity interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During the nine months ended, September 30, 2003, MCWR acquired eight shopping centers from the Partnership for $158.7 million, for which the Partnership received net proceeds of $59.2 million. The Partnership

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


3.     Investments in Real Estate and Real Estate Partnerships (continued)

       holds a note receivable of $69.3 million related to the sale of three of the assets in September 2003. The note receivable has an interest rate of LIBOR plus 1.5% and matures on December 31, 2003. Since the Partnership has a continuing involvement in these properties, the development gains recognized by the Partnership on these sales represents gain recognition on only that portion of the sale to MCWR not owned by the Partnership and are not included in discontinued operations. The gains on these sales of $16.3 million are recorded in service operations revenue in the Partnership's consolidated statements of operations.

       The Partnership also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. During the current year, Columbia has acquired one shopping center for $20 million.

       With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

       The Partnership's investments in real estate partnerships as of September 30, 2003 and December 31, 2002 consist of the following (in thousands):

                                                              Ownership               2003          2002
                                                              ---------               ----          ----

       Columbia Regency Retail Partners, LLC                     20%         $          39,628        42,413
       Macquarie CountryWide-Regency, LLC                        25%                    31,770        22,281
       RRG-RMC Tracy, LLC                                        50%                    23,449        23,269
       OTR/Regency Texas Realty Holdings, L.P.                   30%                    16,071        15,992
       Tinwood, LLC                                              50%                    10,232        10,983
       Regency Woodlands/Kuykendahl, Ltd.                        50%                     6,528         7,973
       Jog Road, LLC                                             50%                     3,000         2,571
       Hermosa Venture 2002, LLC                                 27%                     2,638             -
                                                                                  ------------- -------------
                                                                              $        133,316       125,482
                                                                                  ============= =============

       Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                     September 30,      December 31,
                                                                         2003               2002
                                                                         ----               ----
       Balance Sheet:
       Investment in real estate, net                            $       692,862          553,118
       Other assets                                                       53,156           15,721
                                                                    -------------    -------------
             Total assets                                        $       746,018          568,839
                                                                    =============    =============

       Notes payable                                             $       298,132          167,071
       Other liabilities                                                  16,493           10,386
       Equity and partners' capital                                      431,393          391,382
                                                                    -------------    -------------
             Total liabilities and equity                        $       746,018          568,839
                                                                    =============    =============

       Unconsolidated partnerships and joint ventures had notes payable of $298 million at September 30, 2003 and the Partnership's proportionate share of these loans was $58.1 million.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


3.     Investments in Real Estate and Real Estate Partnerships (continued)

       The revenues and expenses on a combined basis are summarized as follows for the three months ended September 30, 2003 and 2002:

                                                                            2003             2002
                                                                            ----             ----
       Statement of Operations:
       Total revenues                                            $         18,835            9,815
       Total expenses                                                      13,384            5,278
                                                                     -------------    -------------
            Net income                                           $          5,451            4,537
                                                                     =============    =============

       The revenues and expenses on a combined basis are summarized as follows for the nine months ended September 30, 2003 and 2002:

                                                                            2003            2002
                                                                            ----            ----
       Statement of Operations:
       Total revenues                                            $         52,257           28,346
       Total expenses                                                      33,955           13,455
                                                                     -------------    -------------
            Net income                                           $         18,302           14,891
                                                                     =============    =============

4.     Notes Payable and Unsecured Line of Credit

       The Partnership's outstanding debt at September 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                              2003            2002
                                                              ----            ----
Notes Payable:
    Fixed rate mortgage loans                         $         233,378         229,551
    Variable rate mortgage loans                                 49,336          24,998
    Fixed rate unsecured loans                                  999,104         998,975
                                                         --------------- ---------------
          Total notes payable                                 1,281,818       1,253,524
Unsecured line of credit                                        196,000          80,000
                                                         --------------- ---------------
         Total                                        $       1,477,818       1,333,524
                                                         =============== ===============

       Interest rates paid on the unsecured line of credit (the "Line"), which are based on LIBOR plus .85%, were 1.975% and 2.2880% at September 30, 2003 and December 31, 2002, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

       Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2023. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 to 150 basis points. Fixed interest rates on mortgage loans range from 5.65% to 9.5%.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


4.     Notes Payable and Unsecured Line of Credit (continued)

       In June 2003, the Partnership assumed debt with a fair value of $13.3 million related to the acquisition of a property, which includes a debt premium of $797,303 based upon the above market interest rate of the debt instrument. The debt premium is being amortized over the term of the related debt instrument.

       As of September 30, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                               Scheduled
                                                               Principal      Term Loan         Total
              Scheduled Payments by Year                       Payments       Maturities       Payments
              --------------------------                     ----------------------------------------------

              2003                                      $          1,293          20,671          21,964
              2004 (includes the Line)                             5,344         418,604         423,948
              2005                                                 4,156         172,732         176,888
              2006                                                 3,476          24,094          27,570
              2007                                                 2,891          25,696          28,587
              Beyond 5 Years                                      24,725         768,291         793,016
              Unamortized debt premiums                                -           5,845           5,845
                                                             ----------------------------------------------
                   Total                                $         41,885       1,435,933       1,477,818
                                                             ==============================================

5.     Derivative Financial Instruments

       The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes. The Partnership accounts for derivative instruments under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("Statement 133").

       In July and September, 2003, the Partnership entered into two forward-starting interest rate swaps of $96.5 million and $47.7 million, respectively. The Partnership designated the $144.2 million swaps as hedges to effectively fix the rate on a refinancing expected in April 2004. The fair value of the swaps was a liability of $1.7 million as of September 30, 2003, and is recorded in accounts payable and other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under Statement 133; therefore, changes in fair value are recorded in other comprehensive income (loss). No hedge ineffectiveness has been incurred and recognized to date on these swaps. Amounts reported in accumulated other comprehensive income (loss) related to these swaps will be reclassified to interest expense as interest payments are made on the forecasted refinancing.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


6.     Stockholders' Equity and Partners' Capital

       (a) RCLP has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At September 30, 2003 and December 31, 2002, the face value of total Preferred Units issued was $229 million and $384 million, respectively with an average fixed distribution rate of 8.88% and 8.72%, respectively.

               During the third quarter of 2003, the Partnership redeemed $80 million of Series A 8.125% Preferred Units which was funded from proceeds from the stock offering completed on August 18, 2003 and described below. At the time of the redemption, $1.2 million of previously deferred costs related to the original preferred units' issuance were recognized in the consolidated statements of operations as a component of minority interest preferred unit distributions. During the first quarter of 2003, the Partnership redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. The redemptions were portions of each series and the Partnership paid a 1% premium on the face value of the redeemed units totaling $750,000. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in the consolidated statements of operations as a component of minority interest preferred unit distributions. The redemption of the Series C and E units was funded from proceeds from the Line.

               Terms and conditions of the Preferred Units outstanding as of September 30, 2003 are summarized as follows:

                    Units           Issue             Amount        Distribution       Callable        Exchangeable
   Series        Outstanding        Price           Outstanding         Rate        by Partnership     by Unitholder
-------------- --------------- -------------- -- ---------------- --------------- ----------------- ------------------

Series B              850,000     100.00              85,000,000      8.750%          09/03/04          09/03/09
Series C              400,000     100.00              40,000,000      9.000%          09/03/04          09/03/09
Series D              500,000     100.00              50,000,000      9.125%          09/29/04          09/29/09
Series E              300,000     100.00              30,000,000      8.750%          05/25/05          05/25/10
Series F              240,000     100.00              24,000,000      8.750%          09/08/05          09/08/10
               ---------------                   ----------------
                    2,290,000                 $      229,000,000
               ===============                   ================



       (b) On August 18, 2003, we issued 3,600,000 shares of common stock at $35.96 per share in a public offering.

               Until June 24, 2003, Security Capital beneficially owned 34,273,236 shares, representing 56.6% of the voting stock outstanding of Regency. On June 24, 2003, Security Capital sold common stock through (1) an underwritten public offering (the "Secondary Offering"), and (2) the sale of shares to Regency pursuant to a Purchase and Sale Agreement dated

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


6.     Stockholders' Equity and Partners' Capital (continued)


       (b) June 11, 2003 (the "Purchase and Sale Agreement"), and also agreed to sell the balance of the shares pursuant to forward sales contracts.

               Security Capital sold 9,666,356 shares of common stock in the Secondary Offering. On June 24, 2003, it also sold 4,606,880 shares of common stock to Regency at the public offering price of $32.56 per share pursuant to the Purchase and Sale Agreement. The purchase price of $150 million was funded from the Partnership's Line. Currently, Security Capital owns 12,186,667 shares of common stock (constituting approximately 20.4% of Regency's outstanding common stock) all of which are subject to forward sales contracts. Upon settlement of all of the forward sales contracts, which provide for settlement at various times during the first half of 2004, or earlier at the election of Security Capital, they will no longer own any shares of Regency common stock, unless Security Capital elects to settle one or more of the forward contracts in cash rather than by delivery of shares of common stock.

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

       (d) On April 3, 2003, the Company received proceeds from a $75 million offering of 3,000,000 depositary shares representing 300,000 shares of Series 3 Cumulative Redeemable Preferred Stock. The depositary shares are not convertible into common stock of the Company and are redeemable at par upon Regency's election on or after April 3, 2008, pay a 7.45% annual dividend and have a liquidation value of $25 per depositary share. The proceeds from this transaction were contributed to the Partnership in exchange for 300,000 of Series 3 Preferred Units issued to and held by Regency with terms exactly the same as the Series 3 Cumulative Redeemable Preferred Stock. The proceeds from this offering were used to reduce the Line.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


7.     Earnings per Unit

       The following summarizes the calculation of basic and diluted earnings per unit for the three months ended September 30, 2003 and 2002 (in thousands except per unit data):

                                                                          2003                 2002
                                                                          ----                 ----
         Numerator:
         Income from continuing operations                       $             36,189               30,747
         Discontinued operations                                                2,983                5,760
                                                                    ------------------   ------------------
         Net income                                                            39,172               36,507
         Less:  Preferred unit distributions                                    8,653                8,369
                                                                    ------------------   ------------------
         Net income for common unit holders                                    30,519               28,138
         Less: Preferred stock dividends                                            -                  758
         Net income for common unit holders                         ------------------   ------------------
             Basic and Diluted                                   $             30,519               27,380
                                                                    ==================   ==================

         Denominator:
         -------------
         Weighted average common units
           outstanding for Basic EPU                                           59,079               59,857
         Incremental units to be issued under common
           stock options using the Treasury stock method                          363                  313
                                                                    ------------------   ------------------
         Weighted average common units outstanding
           for Diluted EPU                                                     59,442               60,170
                                                                    ==================   ==================

         Income per common unit - Basic
         Income from continuing operations                       $               0.47                 0.36
         Discontinued operations                                 $               0.05                 0.10
                                                                    ------------------   ------------------
         Net income for common unit holders
           per unit                                              $               0.52                 0.46
                                                                    ==================   ==================

         Income per common unit - Diluted
         Income from continuing operations                       $               0.46                 0.36
         Discontinued operations                                 $               0.05                 0.10
                                                                    ------------------   ------------------
         Net income for common unit holders
           per unit                                              $               0.51                 0.46
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

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


7.     Earnings per Unit (continued)

       The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended September 30, 2003 and 2002 (in thousands except per unit data):

                                                                          2003                 2002
                                                                          ----                 ----
         Numerator:
         Income from continuing operations                       $             95,180               81,448
         Discontinued operations                                                7,489               21,296
                                                                    ------------------   ------------------
         Net income                                                           102,669              102,744
         Less: Preferred unit distributions                                    27,502               25,106
                                                                    ------------------   ------------------
         Net income for common unit holders                                    75,167               77,638
                                                                    ------------------   ------------------
         Less: Preferred stock dividends                                            -                2,276
         Net income for common unit holders                         ------------------   ------------------
           Basic and Diluted                                     $             75,167               75,362
                                                                    ==================   ==================

         Denominator:
         -------------
         Weighted average common units
           outstanding for Basic EPU                                           60,766               59,608
         Incremental units to be issued under common
           stock options using the Treasury stock method                          395                  172
                                                                    ------------------   ------------------
         Weighted average common units outstanding
           for Diluted EPU                                                     61,161               59,780
                                                                    ==================   ==================

         Income per common unit - Basic
         Income from continuing operations                       $               1.12                 0.90
         Discontinued operations                                 $               0.12                 0.36
                                                                    ------------------   ------------------
         Net income for common unit holders
           per unit                                              $               1.24                 1.26
                                                                    ==================   ==================

         Income per common unit - Diluted
         Income from continuing operations                       $               1.11                 0.90
         Discontinued operations                                 $               0.12                 0.36
                                                                    ------------------   ------------------
         Net income for common unit holders
           per unit                                              $               1.23                 1.26
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

Organization
------------

         Regency Centers Corporation ("Regency" or Company") is a qualified real estate investment trust ("REIT"), which began operations in 1993. We invest in retail shopping centers through our partnership interest in Regency Centers, L.P., an operating partnership in which Regency currently owns approximately 98% of the outstanding common partnership units ("Common Units"). Regency's acquisition, development, operations and financing activities, including the issuance of Common Units or Cumulative Redeemable Preferred Units ("Preferred Units"), are generally executed by RCLP.

Shopping Center Business
------------------------

          We are a national owner, operator and developer of grocery-anchored neighborhood retail shopping centers. A list of our shopping centers including those partially owned through joint ventures, summarized by state and in order of largest holdings, including their gross leasable areas ("GLA") follows:

                          September 30, 2003                               December 31, 2002
      Location           # Properties           GLA         % Leased       # Properties           GLA         % Leased
      --------           ------------           ---         --------       ------------           ---         --------
Florida                       50              5,934,025       94.1%             53              6,193,550      91.9%
California                    46              5,489,582       94.5%             43              5,125,030      99.1%
Texas                         41              5,310,463       89.1%             40              5,123,197      93.6%
Georgia                       23              2,256,018       94.2%             24              2,437,712      93.9%
Ohio                          14              1,901,537       89.7%             14              1,901,684      91.4%
Colorado                      14              1,622,717       87.3%             15              1,538,570      98.0%
North Carolina                10              1,050,043       98.8%             12              1,225,201      97.6%
Virginia                      8               1,008,792       98.9%              7                872,796      96.8%
Washington                    9               1,020,514       96.2%              9                986,374      98.9%
Oregon                        8                 841,998       92.3%              9                822,115      93.7%
Alabama                       8                 698,235       87.0%              7                644,896      94.3%
Arizona                       5                 501,005       94.4%              6                525,701      96.3%
Tennessee                     6                 444,234       98.0%              6                444,234      95.3%
Illinois                      3                 408,211       95.9%              2                300,477      96.1%
South Carolina                5                 339,926       94.0%              5                339,256      99.1%
Kentucky                      3                 319,875       96.2%              2                304,659      96.6%
Michigan                      4                 368,260       86.9%              3                279,265      92.6%
Delaware                      2                 240,418       99.5%              2                240,418      99.0%
New Jersey                    1                  88,993       86.6%              1                 88,993        -
Missouri                      1                  82,498       92.9%              1                 82,498      92.9%
Pennsylvania                  1                   6,000      100.0%              1                  6,000     100.0%
                       ----------------- --------------- ---------------- ---------------- --------------- ---------------
    Total                    262             29,933,344       92.9%             262            29,482,626      91.5%
                       ================= =============== ================ ================ =============== ===============

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

          The following table summarizes the four largest grocery-tenants occupying our shopping centers, including those partially owned through joint ventures at September 30, 2003:

                                                             Percentage of      Percentage of
                     Grocery               Number of            Company-         Annualized
                     Anchor                Stores (a)          owned GLA         Base Rent
                     ------                ----------          ---------         ---------
                    Kroger                    61                 12.0%              8.7%
                    Publix                    54                  8.4%              5.3%
                    Safeway                   47                  6.0%              4.7%
                    Albertsons                25                  3.2%              2.4%

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

         At September 30, 2003, we had 34 projects under construction or undergoing major renovations, which, when completed, are expected to represent an investment of $590.5 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $139.5 million. Costs necessary to complete these developments will be $208.3 million, are generally already committed as part of existing construction contracts, and will be expended through 2005. These developments are approximately 65% complete and 81% pre-leased.

         We have a 20% equity interest in and serve as property manager for Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. At September 30, 2003, Columbia owned 13 shopping centers and had total assets of $311.1 million. Columbia has acquired one shopping center for $20 million during 2003.

         We have a 25% equity interest in and serve as property manager for Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia based property trust focused on investing in grocery-anchored shopping centers. During 2003, MCWR acquired eight shopping centers from the Company for $158.7 million, for which we received net proceeds of $59.2 million and a note receivable of $69.3 million with a rate of LIBOR plus 1.5% maturing on December 31, 2003. MCWR is currently in the process of placing third-party fixed-rate mortgages on the properties, the proceeds of which will be used to repay the note receivable. We recognized gains on these development sales of $16.3 million recorded as service operations revenue. The recognition of gain is recorded on only that portion of the sale to MCWR not attributable to our 25% joint venture interest. The gain is not recorded as discontinued operations because of our continuing involvement in these shopping centers. Also during 2003, MCWR sold a shopping center to a third party for $9.4 million. At September 30, 2003, MCWR owned 23 shopping centers and had total assets of $333.8 million.

         Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from third parties, Regency is required to provide its pro rata share of the purchase price.

Liquidity and Capital Resources
-------------------------------

         We expect that the cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $157.8 million and $131.3 million for the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003 and 2002, respectively, we incurred capital expenditures of $11.4 million and $12 million to improve our shopping center portfolio, paid scheduled principal payments of $4.4 million and $4.2 million to our lenders, and paid dividends and distributions of $119.6 million and $118.6 million to our share and unit holders.

         Although base rent is supported by long-term lease contracts, tenants who file bankruptcy have the ability to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We are not currently aware of any current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 10% of our annual base-rental revenues.

         We expect to meet long-term capital requirements for maturing preferred units and debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and
(v) equity raised in the private or public markets. Additionally, the Company has the right to call and repay at par outstanding preferred units five years after their issuance date, at the Company's discretion.

         We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("Statement 133").

         We have $200 million of 7.4% unsecured debt maturing April 1, 2004. In July and September, 2003, we entered into two forward-starting interest rate swaps of $96.5 million and $47.7 million, respectively. We designated the aggregate $144.2 million swaps as a hedge to effectively fix the rate on financing expected in April, 2004. The fair value of the swaps was a liability of $1.7 million as of September 30, 2003, and is recorded in accounts payable and other liabilities in the accompanying balance sheet. The swaps qualify for hedge accounting under Statement 133; therefore, changes in fair value are recorded in other comprehensive income (loss). No hedge ineffectiveness has been incurred and recognized to date on these swaps. Amounts reported in accumulated other comprehensive income (loss) related to these swaps will be reclassified to interest expense as interest payments are made on the related debt.

         On August 18, 2003, we issued 3,600,000 shares of common stock at $35.96 per share in a public offering. The proceeds of $129.5 million were used to pay offering costs, redeem $80 million or 100% of the Series A Preferred Units and the balance to reduce the Line. At the time of the redemption, $1.2 million of previously deferred costs related to the original preferred units' issuance were recognized in the consolidated statement of operations as a component of minority interest preferred unit distributions.

         On June 24, 2003, we purchased 4,606,880 shares of common stock for $150 million from Security Capital pursuant to a Purchase and Sale Agreement dated June 11, 2003. The purchase was funded from the Line and the shares are held as Treasury shares.

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

         During the first quarter, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units in a negotiated transaction. The redemptions were portions of each series and we paid a 1% premium on the face value of the redeemed units totaling $750,000 which is recorded as minority interest preferred units. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in the consolidated statement of operations as a component of minority interest preferred unit distributions. The redemption was funded from proceeds from the Line.

         Our commitment to maintaining a high-quality portfolio dictates that we continually assess the value of all of our properties and sell to third parties those operating properties that no longer meet our long-term investment standards. We may also sell a portion of an operating or development property to one of our joint ventures, which may provide Regency with a capital source for new development and acquisitions. By selling a property to a joint venture, Regency owns less than 100% of the property, generally 20% to 50%, and shares the risks and rewards of the property with its partner.

         Proceeds from the sale or joint venturing of properties are included in net investing activities on the Consolidated Statements of Cash Flows. During 2003 net proceeds from the sale or joint venturing of real estate was $138.8 million, compared to $265.1 million during the first nine months of 2002. Net cash used in investing activities was $74.1 million for the nine months ended September 30, 2003. Net cash provided by investing activities was $45.6 million for the nine months ended September 30, 2002. Net cash used in financing activities was $94.3 million and $157.9 million for the nine months ended September 30, 2003 and 2002, respectively.

Outstanding debt at September 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                                             2003            2002
                                                                             ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans                         $        233,378         229,551
                    Variable-rate mortgage loans                                49,336          24,998
                    Fixed-rate unsecured loans                                 999,104         998,975
                                                                         -------------- ---------------
                          Total notes payable                                1,281,818       1,253,524
                Unsecured line of credit                                       196,000          80,000
                                                                         -------------- ---------------
                         Total                                        $      1,477,818       1,333,524
                                                                         ============== ===============

         Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2023. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 130 to 150 basis points. Fixed interest rates on mortgage loans range from 5.65% to 9.5%.

         Interest rates paid on the Line, which are based on LIBOR plus .85%, at September 30, 2003 and December 31, 2002 were 1.975% and 2.288%, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

         As of September 30, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term-Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   ----------------------------------------------

              2003                                      $          1,293          20,671          21,964
              2004 (includes the Line)                             5,344         418,604         423,948
              2005                                                 4,156         172,732         176,888
              2006                                                 3,476          24,094          27,570
              2007                                                 2,891          25,696          28,587
              Beyond five years                                   24,725         768,291         793,016
              Unamortized debt premiums                                0           5,845           5,845
                                                           ----------------------------------------------
                   Total                                $         41,885       1,435,933       1,477,818
                                                           ==============================================

         Unconsolidated partnerships and joint ventures in which we have an investment had notes and mortgage loans payable of $298.1 million at September 30, 2003 and the Company's proportionate share of these loans was $58.1 million.

         RCLP has issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. RCLP sold the issues primarily to institutional investors in private placements. The Preferred Units, which may be called by RCLP after certain dates ranging from 2004 to 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.75% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At September 30, 2003 and December 31, 2002 the face value of total Preferred Units issued was $229 million and $384 million, respectively with an average fixed distribution rate of 8.88% and 8.72%, respectively.

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

         Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth in FASB Statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("Statement 144"), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, not only those entered into by the Company, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, if at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain/loss on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) are not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, are also not considered discontinued. Thus, only properties sold, or to be sold, to unrelated third parties for which the Company, in its judgment, has no continuing involvement are classified as discontinued.

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

New Accounting Pronouncements
-----------------------------

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"), which is intended to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or variable interest entities, as defined in the interpretation. Interpretation 46 requires that certain variable interest entities be consolidated into the majority variable interest holder's financial statements and is applicable immediately to all variable interest entities created after January 31, 2003, and as of the first interim period ending after December 15, 2003 to those variable interest entities created before February 1, 2003 and not already consolidated under Interpretation 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company is continuing its analysis of the applicability of this interpretation to its structures created before February 1, 2003 and does not believe its adoption will have a material effect on the financial statements.

        In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company's consolidated statements of operations for the three month and nine month periods ended September 30, 2003.

        At September 30, 2003, the Company held a majority interest in six consolidated entities with specified termination dates ranging from 2007 to 2049. The minority owners' interests in these entities are to be settled upon termination by distribution of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $24.8 million at September 30, 2003. The Company has no other financial instruments that currently are affected by Statement 150.

Results from Operations
-----------------------

Comparison of the nine months ended September 30, 2003 to September 30, 2002

         At September 30, 2003, we were operating or developing 262 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process and are not yet fully leased (fully leased generally means greater than 90% leased) or occupied. Stabilized properties are those properties that are generally greater than 90% leased and, if they were developed, are more than three years beyond their original development start date. At September 30, 2003, we had 228 stabilized shopping centers that were 95.3% leased.

         Revenues increased $30.4 million, or 11.1%, to $304.6 million in 2003. This increase was due primarily to our realization of a full year of revenues from new 2002 developments and from growth in rental rates of the operating properties. In 2003, rental rates grew by 10% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. Minimum rent increased $10.7 million, or 5.4%, and recoveries from tenants increased $3.8 million, or 6.5%.

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

         Service operations revenue increased $14.2 million to $26.6 million in 2003, or 113.9%. The increase was primarily due to a $10.8 million increase in development profits during 2003 primarily from the sale of development properties to MCWR joint venture, a $1.5 million increase in gains from the sale of land and outparcels and a $1.8 million increase in management fees primarily related to the increased assets of Columbia and MCWR joint ventures.

         Operating expenses increased $13 million, or 9.9%, to $144.2 million in 2003. Combined operating, maintenance, and real estate taxes increased $5.2 million, or 8.1%, during 2003 to $70 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year, and general increases in operating expenses on the stabilized properties. General and administrative expenses were $16.4 million during 2003 compared with $15.6 million in 2002, or 5.5% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $6 million during 2003 related to the construction completion of development properties and placing them in service.

         We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event the properties are impaired, we write down assets to fair value for "held-and-used" assets and fair value less costs to sell for "held-for-sale" assets. During the nine months ended September 30, 2003 and 2002, we recorded a provision for loss of approximately $2 million and $2.5 million, respectively.

         Net interest expense increased to $62.9 million in 2003 from $62.4 million in 2002, or 0.8%. Weighted average interest rates on outstanding debt declined to 6.6% at September 30, 2003 from 7.1% at September 30, 2002 related to reductions in the LIBOR rate. Average fixed rates remained unchanged at 7.5%. Average outstanding debt at September 30, 2003 was $1.406 billion vs. $1.424 billion in the prior year; however, average fixed rate debt increased $40 million, and average variable rate debt decreased $58 million.

         Income from discontinued operations was $7.5 million in 2003 primarily due to the sale of eight shopping centers to unrelated parties for $57.6 million with a combined gain on sale of $6.7 million. In compliance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") in January 2002, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for 2003 and 2002, which will result in a reclassification of amounts previously reported as discontinued operations in 2002. The reclassified 2002 operating income from discontinued operations was $21.3 million compared to $12.9 million originally reported in 2002 due to the reclassification of $8.4 million of operating income for properties sold subsequent to September 30, 2002.

         Net income for common unit holders was $75.2 million in 2003 compared with $77.6 million in 2002, or a 3.2% decrease due to reasons discussed above, a reduction in gains on sales of operating properties of $1.4 million and a $2.4 million early extinguishment of debt recorded in 2002 as other income. Diluted earnings per unit were $1.23 in 2003 compared with $1.26 in 2002, or 2.4% lower related to the reduction in net income and an increase in weighted average common units of 1.4 million units.

Comparison of the three months ended September 30, 2003 to September 30, 2002

         Revenues increased $7.6 million, or 7.6%, to $106.6 million in 2003. Minimum rent increased $1.2 million, or 1.8%, and recoveries from tenants increased $820,181, or 4.1%. This increase was due to revenues from completed developments and acquisitions that began operating after September 30, 2002 along with rental rate growth on the existing portfolio previously described.

         Service operations revenue increased $5.1 million to $13.4 million in 2003, or 60.9%. The increase was primarily due to a $5.1 million dollar increase in development sales during 2003, and a $172,753 increase in management fees primarily related to the Columbia and MCWR joint ventures, offset by a $169,335 decrease resulting from selling fewer outparcels during 2003 than in 2002.

         Operating expenses increased $2.4 million, or 5.2%, to $49.0 million in 2003. Combined operating, maintenance, and real estate taxes increased $886,301, or 3.9%, during 2003 to $23.4 million. This increase is due to new developments and acquisitions which were not operating at September 30, 2002. General and administrative expenses were $6.3 million during 2003 compared with $6.1 million in 2002, or 3.6% higher, as a result of general salary and benefit increases. Depreciation and amortization increased $1.3 million during 2003 related to the construction completion of development properties and placing them in service.

         Income from discontinued operations was $3 million related to the sale of three shopping centers during the third quarter for $18.7 million. The reclassified operating income from discontinued operations for the three months ended September 30, 2002 is $5.8 million compared to $3 million originally reported in 2002 due to the reclassification of $2.8 million of operating income for properties sold subsequent to September 30, 2002 in compliance with the adoption of Statement 144.

        Net income for common unit holders was $30.5 million in 2003 compared with $28.1 million in 2002, or an 8.5% increase for the reasons previously described. Diluted earnings per unit were $.51 in 2003 compared with $.46 in 2002, or 10.9% higher related to the increase in net income.

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

            No assurance can be given that existing environmental studies with respect to our shopping centers reveal all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in imposition of additional environmental liability.


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

                                                                                                                         Fair
                                         2003      2004       2005        2006       2007    Thereafter      Total       Value
                                         ----      ----       ----        ----       ----    ----------      -----       -----
Fixed rate debt                       $ 12,517    213,059    151,888      27,570    28,587      793,016    1,226,637   1,311,575
Average interest rate for all debt       7.58%      7.61%      7.60%       7.60%     7.59%        7.61%            -           -

Variable rate LIBOR debt              $  9,447    210,889     25,000           -         -            -      245,336     245,336
Average interest rate for all debt       2.04%      2.53%      2.38%           -         -            -            -           -


         As the table incorporates only those exposures that exist as of September 30, 2003, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Regency's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, its hedging strategies at that time, and interest rates.

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

Part II

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits


          31.1 Certification of Regency Centers, L.P.'s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          31.2 Certification of Regency Centers, L.P.'s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          31.3 Certification of Regency Centers, L.P.'s Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934.

          32.1 Certification of Regency Centers, L.P.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002)

          32.2 Certification of Regency Centers, L.P.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002)

          32.3 Certification of Regency Centers, L.P.'s Chief Operating Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002)

     (b)  Reports on Form 8-K
                       None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  November 14, 2003       REGENCY CENTERS, L.P.



                                         By:    /s/  J. Christian Leavitt
                                            ---------------------------------
                                                 Senior Vice President,
                                                 and Chief Accounting Officer