Form 10-K
period 2003-12-31
REGENCY CENTERS LP
filed 2004-03-15
CIK 1066247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 0-24763

                              REGENCY CENTERS, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                        59-3429602
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          identification No.)

         121 West Forsyth Street, Suite 200               (904) 598-7000
      Jacksonville, Florida    32202               (Registrant's telephone No.)
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

                       Documents Incorporated by Reference
Regency Centers Corporation is the general partner of Regency Centers, L.P. Portions of Regency Centers Corporation's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS


                                                                      Form 10-K
Item No.                                                             Report Page
-------                                                              -----------
                                     PART I

1.       Business...........................................................1

2.       Properties.........................................................4

3.       Legal Proceedings.................................................13

4.       Submission of Matters to a Vote of Security Holders...............13

                                     PART II

5.       Market for the Registrant's Common Equity and Related
         Shareholder Matters...............................................13

6.       Selected Consolidated Financial Data..............................14

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................15

7a.      Quantitative and Qualitative Disclosures about Market Risk........25

8.       Consolidated Financial Statements and Supplementary Data..........25

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................25

9a.      Controls and Procedures...........................................25

                                    PART III

10.      Directors and Executive Officers of the Registrant................26

11.      Executive Compensation............................................26

12.      Security Ownership of Certain Beneficial Owners and Management....27

13.      Certain Relationships and Related Transactions....................27

14.      Principal Accountant Fees and Services............................27

                                     PART IV

15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.28

Forward Looking Statements
--------------------------
         In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within.

                                     PART I
Item 1.  Business
Operating and Investment Philosophy

         Regency Centers Corporation ("Regency" or the "Company") is a qualified real estate investment trust ("REIT"), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return by focusing on a strategy of owning and operating grocery anchored shopping centers that are anchored by market-leading supermarkets, and that are located in areas with attractive demographics.

         Currently, our real estate investments before depreciation total $3.2 billion with 265 shopping centers in 22 states. At December 31, 2003, our gross leasable area ("GLA") totaled 30.3 million square feet and was 92.2% leased. Geographically, 19.6% of our GLA is located in Florida, 19.5% in California, 16.8% in Texas, 6.6% in Georgia, 6.3% in Ohio, and 31.2% spread throughout 17 other states. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. ("RCLP" or "Partnership"), in which we currently own 98% of the operating partnership units. Regency's operating, investing and financing activities are generally performed by RCLP.

         We earn revenues and generate operating cash flow by leasing space to grocers and retail side-shop tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by developing new shopping centers. A neighborhood center is a convenient, cost-effective distribution platform for food retailers. Grocery anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for Regency, which we expect to sustain our growth in earnings per share and increase the value of our portfolio over the long term.

         We seek a range of strong national, regional and local specialty tenants, for the same reason that we choose to anchor our centers with leading grocers. We have created a formal partnering process -- the Premier Customer Initiative ("PCI") -- to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of PCI is for Regency to build a base of specialty tenants who represent the "best-in-class" operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center's grocery anchor, help to stabilize a center's occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

         We primarily grow our shopping center portfolio through new shopping center development, where we acquire the land and construct the building. Development is customer-driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with long-term leases from the grocery anchors and produce attractive returns on our invested capital. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         We intend to maintain a conservative capital structure to fund our growth programs without compromising our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center "recycling" as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of properties into new higher quality developments that we expect to generate sustainable revenue growth and more attractive returns on invested capital. Our commitment to maintaining a high-quality shopping center portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards.

         Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases of shopping centers from Regency. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our long-term investment strategy. Regency is not subject to liability and has no obligations or guarantees of the joint ventures beyond its ownership percentage.

Risk Factors Relating to Ownership of Regency Common Stock

         We are subject to certain business risks that could affect our industry which include, among others:

o increased competition from super-centers such as Wal-Mart could result in grocery anchor closings or consolidations in the grocery store industry which could reduce our cash flow;

o a slow down in our shopping center development program would reduce our operating revenues and gains from sales;

o the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants could reduce our cash flow,

o the possibility that major tenants will not renew their leases as they expire or renew at lower rental rates could reduce our cash flow,

o the internet and e-commerce could reduce the demand for tenants to occupy our shopping centers,

o vacant anchor space could affect the entire shopping center because of the loss of the anchor's customer drawing power,

o poor market conditions could create an over supply of space or a reduction in demand for our shopping centers,

o risks relating to leverage, including uncertainty that we will be able to refinance our indebtedness, and the risk of higher interest rates,

o our inability to satisfy our cash requirements from operations and the possibility that we may be required to borrow funds to meet distribution requirements in order to maintain our qualification as a REIT,

o potential liability for unknown or future environmental matters and costs of compliance with the Americans with Disabilities Act,

o    the risk of uninsured losses, and

o unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and could adversely affect our ability to attract and retain desirable tenants.

Compliance with Governmental Regulations

         Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner's liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent the property or borrow using the property as collateral. We have a number of properties that could require or are currently undergoing varying levels of environmental remediation. Environmental remediation is not currently expected to have a material financial effect on us due to reserves for remediation, insurance programs designed to mitigate the cost of remediation and various state-regulated programs that shift the responsibility and cost to the state.

Competition

         We are among the largest publicly-held owners of grocery-anchored shopping centers in the nation based on revenues, number of properties, gross leaseable area and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition and operation of shopping centers which compete with us in our targeted markets. This results in competition for attracting grocery anchor tenants, as well as, the acquisition of existing shopping centers and new development sites. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental costs, tenant mix, property age and maintenance. We believe that our competitive advantages include our locations within our market areas, our strong demographics surrounding our shopping centers, our relationships with our grocery anchor tenants and side-shop retailers, our PCI program which allows us to provide retailers with multiple locations, our practice of maintaining and renovating of our shopping centers, and our ability to source and develop new shopping centers.

Changes in Policies

         Our Board of Directors establishes the policies that govern our investment and operating strategies including, among others, development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, quarterly distributions to shareholders, and REIT tax status. The Board of Directors may amend these policies at any time without a vote of our shareholders.

Employees

         Our headquarters are located at 121 West Forsyth Street, Suite 200, Jacksonville, Florida. We presently maintain nineteen offices in thirteen states where we conduct management, leasing, construction, and investment activities. At December 31, 2003, we had 385 employees and we believe that our relations with our employees are good.

Company Website Access and SEC Filings

         The Company's website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, then we will provide paper copies of our most recent annual report on Form 10-K, the four previous quarterly reports on Form 10-Q, and current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request.

Item 2. Properties

          A list of our shopping centers summarized by state and in order of largest holdings follows based upon gross leaseable area (GLA), including those properties that we partially own in joint ventures:

                                       December 31, 2003                                 December 31, 2002
                                       -----------------                                 -----------------
      Location           # Properties            GLA        % Leased       # Properties            GLA        % Leased
      --------           ------------            ---        --------       ------------            ---        --------
Florida                       50              5,943,345       94.3%             53              6,193,550      90.9%
California                    49              5,917,372       90.8%             43              5,125,030      91.4%
Texas                         41              5,086,086       88.1%             40              5,123,197      88.1%
Georgia                       20              2,008,066       95.8%             24              2,437,712      93.2%
Ohio                          14              1,901,538       90.6%             14              1,901,684      91.4%
Colorado                      14              1,623,674       94.2%             15              1,538,570      88.5%
Virginia                      10              1,272,369       89.1%              7                872,796      92.4%
North Carolina                10              1,050,061       98.7%             12              1,225,201      97.6%
Washington                     9              1,020,470       96.4%              9                986,374      98.8%
Oregon                         8                838,715       92.2%              9                822,115      93.7%
Arizona                        7                652,906       91.5%              6                525,701      95.9%
Alabama                        6                543,330       85.5%              7                644,896      90.4%
Tennessee                      6                444,234       96.5%              6                444,234      95.3%
Illinois                       3                408,211       97.0%              2                300,477      96.1%
Michigan                       4                368,260       87.2%              3                279,265      92.6%
South Carolina                 5                339,926       95.7%              5                339,256      85.6%
Kentucky                       3                323,029       97.8%              2                304,659      96.6%
Delaware                       2                240,418       99.5%              2                240,418      99.0%
Maryland                       1                188,243       90.2%              -                      -        -
New Jersey                     1                 88,993       89.4%              1                 88,993      79.7%
Missouri                       1                 82,498       91.5%              1                 82,498      92.9%
Pennsylvania                   1                  6,000      100.0%              1                  6,000     100.0%
                       ----------------- --------------- ---------------- ---------------- --------------- ---------------
    Total                    265             30,347,744       92.2%            262             29,482,626      91.5%
                       ================= =============== ================ ================ =============== ===============

         The following table summarizes the largest tenants occupying our shopping centers based upon a percentage of total annualized base rent exceeding ..5%. The table includes 100% of the GLA in unconsolidated joint ventures. Annualized base rent includes only Regency's pro-rata share of rent from unconsolidated joint ventures.


                                Summary of Principal Tenants > .5% of Annualized Base Rent
                                         (including Properties Under Development)

                                              Percentage to                    Percentage of      Number of     Anchor
                                                 Company                         Annualized        Leased        Owned
            Tenant                 GLA          Owned GLA         Rent           Base Rent         Stores     Stores (a)
            ------                 ---          ---------         -----          ----------        ------     ----------

Kroger                           3,537,464       11.7%           25,237,925        8.19%             59           2
Publix                           2,453,698        8.1%           15,750,025        5.11%             53           -
Safeway                          1,859,823        6.1%           14,890,904        4.83%             38           9
Albertsons                         907,579        3.0%            7,234,838        2.35%             17           7
Blockbuster                        377,768        1.2%            6,464,705        2.10%             67           -
H.E.B. Grocery                     417,151        1.4%            4,497,612        1.46%              5           -
Kohl's Department Store            266,621        0.9%            3,079,752        1.00%              3           -
Harris Teeter                      244,499        0.8%            2,914,612        0.95%              5           -
Winn Dixie                         427,138        1.4%            2,830,716        0.92%              8           -
Walgreens                          239,776        0.8%            2,710,122        0.88%             17           -
Washington Mutual Bank             121,072        0.4%            2,518,022        0.82%             32           -
Shoppers Food
  Warehouse/Supervalu              183,364        0.6%            2,252,476        0.73%              3           -
Hallmark                           177,996        0.6%            2,207,533        0.72%             41           -
Starbucks                           81,337        0.3%            1,802,265        0.58%             53           -
Long's Drugs                       235,620        0.8%            1,774,785        0.58%             10           -
Hollywood Video                    101,018        0.3%            1,771,981        0.57%             16           -
Circuit City                       116,860        0.4%            1,764,956        0.57%              4           -
Eckerd (JC Penney)                 179,758        0.6%            1,743,619        0.57%             19           -
The UPS Store                      112,496        0.4%            1,724,476        0.56%             79           -
Subway                              85,764        0.3%            1,684,041        0.55%             69           -
Target                             240,086        0.8%            1,589,996        0.52%              2           7
Petco                              131,791        0.4%            1,570,386        0.51%             10           -


         (a) Includes stores owned by anchor tenant that are attached to our centers.

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

        The following table sets forth a schedule of lease expirations for the next ten years, assuming no tenants renew their leases:

                                                                                Future
                                                            Percent of          Minimum       Percent of
                             Lease                            Total               Rent          Total
                           Expiration          Expiring      Company            Expiring       Minimum
                              Year               GLA           GLA               Leases        Rent (2)
                              ----               ---           ---               ------        --------

                              (1)               322,042         1.2%      $     3,880,966         1.3%
                              2004            1,625,183         6.2%           24,355,651         8.4%
                              2005            2,263,752         8.6%           31,345,630        10.8%
                              2006            2,783,551        10.5%           36,727,598        12.6%
                              2007            2,893,652        11.0%           36,032,344        12.4%
                              2008            2,763,394        10.5%           34,672,055        11.9%
                              2009            1,207,559         4.6%           12,965,696         4.4%
                              2010            1,006,797         3.8%           10,187,595         3.5%
                              2011            1,071,215         4.1%           11,204,815         3.8%
                              2012            1,207,362         4.6%           12,608,744         4.3%
                              2013              782,478         3.0%            9,911,026         3.4%
                                         --------------------------------------------------------------
                          10 Yr. Total       17,926,985        67.9%      $   223,892,120        76.8%
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

                                                      Year           Gross
Property Name                            Year         Con-          Leasable    Percent
                                       Acquired    structed(1)     Area (GLA) Leased (2) Grocery Anchor
-----------------------------------------------------------------------------------------------------------------------------------
FLORIDA

Ft. Myers / Cape Coral
----------------------
Grande Oak                               2000        2000            78,784    100.0%   Publix

Jacksonville / North Florida
----------------------------
Anastasia Plaza (5)                      1993        1988           102,342     91.3%   Publix
Beneva Village Shops                     1998        1987           141,532     94.9%   Publix
Bolton Plaza                             1994        1988           172,938     94.3%   --
Carriage Gate                            1994        1978            76,833     95.6%   --
Courtyard Shopping Center                1993        1987           137,256    100.0%   Albertson's (4)
Fleming Island                           1998        2000           136,662     98.3%   Publix
Highland Square (5)                      1998        1999           262,194     98.8%   Publix/Winn-Dixie
John's Creek Shopping Center (3)         2003        2004            90,041     49.8%   Publix
Julington Village (5)                    1999        1999            81,821    100.0%   Publix
Lynnhaven (5)                            2001        2001            63,871    100.0%   Publix
Millhopper                               1993        1974            84,065     98.5%   Publix
Newberry Square                          1994        1986           180,524     96.5%   Publix
Ocala Corners (5)                        2000        2000            86,772    100.0%   Publix
Old St. Augustine Plaza                  1996        1990           175,459     99.4%   Publix
Palm Harbor Shopping Village (5)         1996        1991           172,758     99.7%   Publix
Pine Tree Plaza                          1997        1999            60,787    100.0%   Publix
Regency Court                            1997        1992           218,649     99.4%   --
Starke                                   2000        2000            12,738    100.0%   --
Vineyard Shopping Center (3)             2001        2002            62,821     83.8%   Publix

Miami / Ft. Lauderdale
----------------------
Aventura Shopping Center                 1994        1974           102,876     89.5%   Publix
Berkshire Commons                        1994        1992           106,354     98.6%   Publix
Garden Square                            1997        1991            90,258     97.5%   Publix
Palm Trails Plaza                        1997        1998            76,067    100.0%   Winn-Dixie
Pebblebrook Plaza (5)                    2000        2000            76,767    100.0%   Publix
Shoppes @ 104 (5)                        1998        1990           108,192     98.7%   Winn-Dixie
University Marketplace                   1993        1990           129,121     93.3%   Albertson's (4)
Welleby                                  1996        1982           109,949     98.9%   Publix

Tampa / Orlando
---------------
Bloomingdale                             1998        1987           267,935     99.6%   Publix
East Towne Shopping Center (3)           2002        2003            69,841     78.2%   Publix
Kings Crossing Sun City (5)              1999        1999            75,020    100.0%   Publix
Mainstreet Square                        1997        1988           107,134     87.7%   Winn-Dixie
Mariners Village                         1997        1986           133,440     96.4%   Winn-Dixie
Marketplace  St. Pete                    1995        1983            90,296     98.8%   Publix
Peachland Promenade                      1995        1991            82,082     94.1%   Publix
Regency Square  Brandon                  1993        1986           349,848     95.5%   --
Regency Village (3), (5)                 2000        2002            83,170     87.5%   Publix
Town Square                              1997        1999            44,679     97.5%   --
University Collection                    1996        1984           106,899     95.3%   Kash N Karry (4)
Village Center 6                         1995        1993           181,110     98.5%   Publix
Willa Springs Shopping Center            2000        2000            89,930    100.0%   Publix

West Palm Beach / Treasure Coast
--------------------------------
Boynton Lakes Plaza                      1997        1993           130,924    100.0%   Winn-Dixie
Chasewood Plaza                          1993        1986           155,603     96.6%   Publix
East Port Plaza                          1997        1991           235,842     56.3%   Publix
Martin Downs Village Center              1993        1985           121,946    100.0%   --
Martin Downs Village Shoppes             1993        1998            49,773     86.3%   --
Ocean Breeze                             1993        1985           108,209     83.6%   Publix
Shops of San Marco (5)                   2002        2002            91,537    100.0%   Publix
Town Center at Martin Downs              1996        1996            64,546    100.0%   Publix
Wellington Town Square                   1996        1982           105,150     94.2%   Publix
                                                                 --------------------
Subtotal/ Weighted Average (FL)                                   5,943,345     94.3%
                                                                 --------------------
CALIFORNIA

Los Angeles / Southern CA
-------------------------
Alameda Bridgeside Shopping Center (3)   2003        2004           103,510     56.7%   Nob Hill
Amerige Heights Town Center (5)          2000        2000            96,679    100.0%   Albertson's
Bear Creek Village Center (3)            2003        2004            81,219     65.6%   Stater Brother
Campus Marketplace (5)                   2000        2000           144,288    100.0%   Ralph's
Costa Verde                              1999        1988           178,622    100.0%   Albertson's
El Camino                                1999        1995           135,883    100.0%   Von's Food & Drug
El Norte Parkway Pla                     1999        1984            87,990     82.5%   Von's Food & Drug
Falcon Ridge (3)                         2003        2004           245,857     21.3%   Stater Brothers
Friars Mission                           1999        1989           146,897    100.0%   Ralph's

Property Name                           Drug Store & Other Anchors > 10,000 Square Feet
------------------------------------------------------------------------------------------------------------------------------------
FLORIDA

Ft. Myers / Cape Coral
----------------------
Grande Oak                               --

Jacksonville / North Florida
----------------------------
Anastasia Plaza (5)                      --
Beneva Village Shops                     Walgreens, Bealls, Harbor Freight Tools
Bolton Plaza                             Wal-Mart
Carriage Gate                            Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center                Target
Fleming Island                           Stein Mart
Highland Square (5)                      Eckerd, Bailey's Powerhouse Gym, Beall's Outlet, Big Lots
John's Creek Shopping Center (3)         --
Julington Village (5)                    --
Lynnhaven (5)                            --
Millhopper                               Eckerd, Jo-Ann Fabrics
Newberry Square                          Jo-Ann Fabrics, K-Mart
Ocala Corners (5)                        --
Old St. Augustine Plaza                  Eckerd, Burlington Coat Factory
Palm Harbor Shopping Village (5)         Eckerd, Bealls
Pine Tree Plaza                          --
Regency Court                            Comp Usa, Office Depot, Recreational Factory Warehouse, Sofa Express, Sports Authority
Starke                                   Eckerd
Vineyard Shopping Center (3)             --

Miami / Ft. Lauderdale
----------------------
Aventura Shopping Center                 Eckerd
Berkshire Commons                        Walgreens
Garden Square                            Eckerd
Palm Trails Plaza                        --
Pebblebrook Plaza (5)                    Walgreens
Shoppes @ 104 (5)                        Navarro Discount Pharmacies
University Marketplace                   Beverly's Pet Center, Cafe Iguana Hollywood, Plej's
Welleby                                  Bealls

Tampa / Orlando
---------------
Bloomingdale                              Ace Hardware, Bealls, Wal-Mart
East Towne Shopping Center (3)           --
Kings Crossing Sun City (5)              --
Mainstreet Square                        Walgreens
Mariners Village                         Walgreens, La Fitness
Marketplace  St. Pete                    Dollar World
Peachland Promenade                      --
Regency Square  Brandon                  AMC Theatre, Dollar Tree, Marshalls, Michaels, S & K Famous Brands, Shoe Carnival,
                                           Staples, TJ Maxx
Regency Village (3), (5)                 Walgreens
Town Square                              Petco, Pier 1 Imports
University Collection                    Eckerd, Dockside Imports, Jo-Ann Fabrics
Village Center 6                         Walgreens, Stein Mart
Willa Springs Shopping Center            --

West Palm Beach / Treasure Coast
--------------------------------
Boynton Lakes Plaza                      World Gym
Chasewood Plaza                          Bealls, Books-A-Million
East Port Plaza                          Walgreens
Martin Downs Village Center              Bealls, Coastal Care
Martin Downs Village Shoppes             Walgreens
Ocean Breeze                             Beall's Outlet, Coastal Care
Shops of San Marco (5)                   Walgreens
Town Center at Martin Downs              --
Wellington Town Square                   Eckerd

Subtotal/ Weighted Average (FL)

CALIFORNIA

Los Angeles / Southern CA
-------------------------
Alameda Bridgeside Shopping Center (3)   --
Amerige Heights Town Center (5)          Target (4)
Bear Creek Village Center (3)            --
Campus Marketplace (5)                   Long's Drug, Discovery Isle Child Development Center
Costa Verde                              Bookstar
El Camino                                Sav-On Drugs
El Norte Parkway Pla                     --
Falcon Ridge (3)                         Target (4)
Friars Mission                           Long's Drug

                                                      Year           Gross
                                         Year         Con-          Leasable    Percent
Property Name                          Acquired    structed(1)     Area (GLA) Leased (2) Grocery Anchor
------------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA

Los Angeles / Southern CA
-------------------------
(continued)
Garden Village Shopping Center (5)       2000        2000           112,852    100.0%   Albertson's
Gelson's Westlake Market Plaza           2002        2002            84,468     84.7%   Gelsons
Hasley Canyon Village (3)                2003        2003            69,800     81.0%   Ralph's
Heritage Plaza                           1999        1981           231,602     98.9%   Ralph's
Hermosa Beach (3), (5)                   2003        2003            13,212    100.0%   --
Morningside Plaza                        1999        1996            91,600    100.0%   Stater Brother
Newland Center                           1999        1985           149,174    100.0%   Albertson's
Oakbrook Plaza                           1999        1982            83,279     98.2%   Albertson's
Park Plaza Shopping Center (5)           2001        1991           193,529     91.8%   Von's Food & Drug
Plaza Hermosa                            1999        1984            94,940    100.0%   Von's Food & Drug
Rona Plaza                               1999        1989            51,754    100.0%   Food 4 Less
Rosecrans & Inglewood                    2002        2002            12,000    100.0%   --
Santa Ana Downtown                       1999        1987           100,305     98.8%   Food 4 Less
Seal Beach (5)                           2002        1966            74,215     98.9%   Safeway (4)
Torrance Strouds                         2002        2002            13,435    100.0%   --
Twin Peaks                               1999        1988           198,139     97.9%   Albertson's
Valencia Crossroads (3)                  2002        2003           180,517    100.0%   Whole Foods
Ventura Village                          1999        1984            76,070    100.0%   Von's Food & Drug
Victoria Gateway Center (3)              2003        2004            97,862     34.6%   --
Vista Village Phase I & II (3)           2002        2003           164,262     84.7%   --
Westlake Village Center                  1999        1975           190,525     97.0%   Von's Food & Drug
Westridge (3)                            2001        2003            97,286     95.9%   Albertson's
Woodman Van Nuys                         1999        1992           107,614    100.0%   Gigante

San Francisco / Northern CA
---------------------------
Blossom Valley                           1999        1990            93,315     94.4%   Safeway
Clayton Valley (3)                       2003        2004           236,683     83.2%   Safeway
Corral Hollow (5)                        2000        2000           167,118    100.0%   Safeway
Diablo Plaza                             1999        1982            63,214    100.0%   Safeway (4)
El Cerrito Plaza (5)                     2000        2000           255,953     96.3%   Albertson's (4)
                                                                                          /Trader Joe's
Encina Grande                            1999        1965           102,499     93.8%   Safeway
Folsom Prairie City Crossing             1999        1999            93,134     91.3%   Safeway
Gilroy (3)                               2002        2003           334,409     89.6%   --
Loehmanns Plaza                          1999        1983           113,310    100.0%   Safeway (4)
Powell Street Plaza                      2001        1987           165,928     98.1%   Trader Joe's
San Leandro                              1999        1982            50,432    100.0%   Safeway (4)
Sequoia Station                          1999        1996           103,148    100.0%   Safeway (4)
Strawflower Village                      1999        1985            78,827    100.0%   Safeway
Tassajara Crossing                       1999        1990           146,188    100.0%   Safeway
The Shops of Santa Barbara               2003        2004            35,135     81.8%    --
West Park Plaza                          1999        1996            88,103    100.0%   Safeway
Woodside Central                         1999        1993            80,591    100.0%   --
                                                                 --------------------
Subtotal/Weighted Average (CA)                                    5,917,372     90.8%
                                                                 --------------------
TEXAS

Austin
------
Hancock                                  1999        1998           410,438     96.8%   H.E.B.
Market at Round Rock                     1999        1987           123,046     95.8%   Albertson's
North Hills                              1999        1995           144,019    100.0%   H.E.B.

Dallas / Ft. Worth
------------------
Addison Town Center (5)                  2003        1993           183,983     79.2%   Kroger
Arapaho Village                          1999        1997           103,033     82.8%   Tom Thumb
Bethany Park Place                       1998        1998            74,066    100.0%   Kroger
Casa Linda Plaza                         1999        1997           324,639     85.1%   Albertson's
Cooper Street                            1999        1992           133,196    100.0%   --
Creekside (5)                            1998        1998           101,016     98.6%   Kroger
Hebron Park (5)                          1999        1999            46,800     88.0%   Albertson's (4)
Hillcrest Village                        1999        1991            14,530    100.0%   --
Keller Town Center                       1999        1999           114,937     96.7%   Tom Thumb
Lebanon/Legacy Center (3)                2000        2002            56,669     64.7%   Albertson's (4)
MacArthur Park Phase II (5)              1999        1999           198,443    100.0%   Kroger
Main Street Center (3)                   2002        2002            42,821     70.1%   Albertson's (4)
Market at Preston Forest                 1999        1990            90,171    100.0%   Tom Thumb
Matlock Center                           2000        2000            40,068     91.8%   Wal-Mart (4)
Mills Pointe                             1999        1986           126,186     85.3%   Tom Thumb
Mockingbird Common                       1999        1987           120,321     91.1%   Tom Thumb
Northview Plaza                          1999        1991           116,016     90.3%   Kroger

Property Name                          Drug Store & Other Anchors > 10,000 Square Feet
------------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA

Los Angeles / Southern CA
-------------------------
(continued)
Garden Village Shopping Center (5)     Rite Aid
Gelson's Westlake Market Plaza         --
Hasley Canyon Village (3)              --
Heritage Plaza                         Sav-On Drugs, Hands On Bicycles, Inc., Total Woman Gym & Day Spa, Ace Hardware
Hermosa Beach (3), (5)                 Sav-On Drugs
Morningside Plaza                      --
Newland Center                         --
Oakbrook Plaza                         Long's Drug
Park Plaza Shopping Center (5)         Sav-On Drugs, Petco, Ross Dress For Less
Plaza Hermosa                          Sav-On Drugs
Rona Plaza                             --
Rosecrans & Inglewood                  --
Santa Ana Downtown                     Famsa, Inc.
Seal Beach (5)                         Sav-On Drugs
Torrance Strouds                       --
Twin Peaks                             Target
Valencia Crossroads (3)                Kohl's
Ventura Village                        --
Victoria Gateway Center (3)            Circuit City
Vista Village Phase I & II (3)         Krikorian Theatres, Staples (4)
Westlake Village Center                Sav-On Drugs
Westridge (3)                          Beverages & More!
Woodman Van Nuys                       --

San Francisco / Northern CA
---------------------------
Blossom Valley                         Long's Drug
Clayton Valley (3)                     Long's Drugs, Dollar Tree, Yardbirds Home Center
Corral Hollow (5)                      Long's Drug, Orchard Supply & Hardware
Diablo Plaza                           Long's Drug, Jo-Ann Fabrics
El Cerrito Plaza (5)                   Long's Drug, Bed Bath & Beyond, Barnes & Noble, Copelands Sports, Petco, Ross Dress For Less

Encina Grande                          Walgreens
Folsom Prairie City Crossing           --
Gilroy (3)                             Barnes & Noble, Bed Bath & Beyond, Beverages & Moore!, Kohl's, Michaels, Petsmart, Pier 1
                                         Imports, Ross Dress For Less, Sportmart
Loehmanns Plaza                        Long's Drug, Loehmann's
Powell Street Plaza                    Circuit City, Copelands Sports, Ethan Allen, Jo-Ann Fabrics, Ross Dress For Less
San Leandro                            --
Sequoia Station                        Long's Drug, Barnes & Noble, Old Navy, Wherehouse Music
Strawflower Village                    Long's Drug
Tassajara Crossing                     Long's Drug, Ace Hardware
The Shops of Santa Barbara             Circuit City
West Park Plaza                        Rite Aid
Woodside Central                       CEC Entertainment, Marshalls

Subtotal/Weighted Average (CA)

TEXAS

Austin
------
Hancock                                Old Navy, Petco, Sears, 24 Hour Fitness
Market at Round Rock                   --
North Hills                            --

Dallas / Ft. Worth
------------------
Addison Town Center (5)                Babies R Us, New New Buffet, Petsmart
Arapaho Village                        Arapaho Village Prof. Pharmacy
Bethany Park Place                     --
Casa Linda Plaza                       Casa Linda Cafeteria, Colberts, Inc., Dollar Tree, Petco, 24 Hour Fitness
Cooper Street                          Circuit City, Home Depot, Office Max
Creekside (5)                          --
Hebron Park (5)                        --
Hillcrest Village                      --
Keller Town Center                     --
Lebanon/Legacy Center (3)              --
MacArthur Park Phase II (5)            Barnes & Noble, Gap, Linens N' Things
Main Street Center (3)                 --
Market at Preston Forest               Petco
Matlock Center                         --
Mills Pointe                           --
Mockingbird Common                     --
Northview Plaza                        --

                                                      Year           Gross
                                         Year         Con-          Leasable    Percent
Property Name                          Acquired    structed(1)     Area (GLA) Leased (2) Grocery Anchor
------------------------------------------------------------------------------------------------------------------------------------
TEXAS
Dallas / Ft. Worth
------------------
(continued)
Preston Park                             1999        1985           273,396     78.2%   Tom Thumb
Prestonbrook                             1998        1998            91,274    100.0%   Kroger
Prestonwood Park                         1999        1999           101,024     88.4%   Albertson's (4)
Rockwall (3)                             2002        2004            65,644      0.0%   Tom Thumb (4)
Shiloh Springs                           1998        1998           110,040     93.6%   Kroger
Signature Plaza (3)                      2003        2004            28,795      0.0%   Kroger (4)
Southlake (5)                            1998        1998           118,092     96.4%   Kroger
Southpark                                1999        1997           147,088     98.0%   Albertson's
Trophy Club                              1999        1999           106,607     85.3%   Tom Thumb
Valley Ranch Centre                      1999        1997           117,187     86.7%   Tom Thumb

Houston
-------
Alden Bridge                             2002        1998           138,952     96.5%   Kroger
Atascocita Center (3)                    2002        2003            94,180     77.5%   Kroger
Champions Forest                         1999        1983           115,247     88.6%   Randall's Food
Cochran's Crossing                       2002        1994           138,192    100.0%   Kroger
Fort Bend Center                         2000        2000            30,164     76.4%   Kroger (4)
Indian Springs Center (3), (5)           2002        2003           135,756     63.8%   H.E.B.
Kleinwood Center (3)                     2002        2003           152,906     72.5%   H.E.B.
Panther Creek                            2002        1994           165,660     93.4%   Randall's Food
Spring West Center (3)                   2003        2004           128,796     72.9%   H.E.B.
Sterling Ridge                           2002        2000           128,643    100.0%   Kroger
Sweetwater Plaza (5)                     2001        2000           134,045    100.0%   Kroger
                                                                 --------------------
Subtotal/Weighted Average (TX)                                    5,086,086     88.1%
                                                                 --------------------
GEORGIA
Atlanta
-------
Ashford Place                            1997        1993            53,450     98.6%   --
Briarcliff La Vista                      1997        1962            39,203    100.0%   --
Briarcliff Village                       1997        1990           187,156     98.5%   Publix
Buckhead Court                           1997        1984            55,235     81.2%   --
Cambridge Square Shopping Ctr            1996        1979            71,475     99.0%   Kroger
Cromwell Square                          1997        1990            70,282    100.0%   --
Cumming 400                              1997        1994           126,900     95.9%   Publix
Delk Spectrum                            1998        1991           100,539    100.0%   Publix
Dunwoody Hall                            1997        1986            89,351    100.0%   Publix
Dunwoody Village                         1997        1975           120,597     92.0%   Fresh Market
Killian Hill Center (5)                  2000        2000           113,216     97.5%   Publix
Loehmanns Plaza                          1997        1986           137,601     95.4%   --
Memorial Bend Shopping Center            1997        1995           177,283     95.5%   Publix
Orchard Square (5)                       1995        1987            93,222     94.9%   Publix
Paces Ferry Plaza                        1997        1987            61,696    100.0%   --
Powers Ferry Village                     1997        1994            78,996     99.9%   Publix
Powers Ferry Square                      1997        1987            97,705     91.6%   --
Rivermont Station                        1997        1996            90,267    100.0%   Kroger
Roswell Village (5)                      1997        1997           145,334     83.7%   Publix
Russell Ridge                            1994        1995            98,558    100.0%   Kroger
                                                                 --------------------
Subtotal/Weighted Average (GA)                                    2,008,066     95.8%
                                                                 --------------------
OHIO
Cincinnati
----------
Beckett Commons                          1998        1995           121,498    100.0%   Kroger
Cherry Grove                             1998        1997           195,497     89.3%   Kroger
Hyde Park                                1997        1995           397,893     95.2%   Kroger/Thriftway
Regency Milford Center (5)               2001        2001           108,903     88.4%   Kroger
Shoppes at Mason                         1998        1997            80,800     97.5%   Kroger
Westchester Plaza                        1998        1988            88,181    100.0%   Kroger

Columbus
--------
East Pointe                              1998        1993            86,524     98.4%   Kroger
Kingsdale Shopping Center                1997        1999           270,470     58.9%   Big Bear
Kroger New Albany Center (5)             1999        1999            91,722    100.0%   Kroger
Maxtown Road (Northgate)                 1998        1996            85,100    100.0%   Kroger
Park Place Shopping Center               1998        1988           106,833     96.3%   Big Bear
Windmiller Plaza Phase I                 1998        1997           120,362     97.9%   Kroger
Worthington Park Centre                  1998        1991            93,095     94.2%   Kroger

Toledo
------
Cherry Street Center                     2000        2000            54,660    100.0%   Farmer Jack
                                                                 --------------------
Subtotal/Weighted Average (OH)                                    1,901,538     90.6%
                                                                 --------------------

Property Name                       Drug Store & Other Anchors > 10,000 Square Feet
------------------------------------------------------------------------------------------------------------------------------------
TEXAS
Dallas / Ft. Worth
------------------
(continued)
Preston Park                        Gap, Williams Sonoma
Prestonbrook                        --
Prestonwood Park                    --
Rockwall (3)                        --
Shiloh Springs                      --
Signature Plaza (3)                 --
Southlake (5)                       --
Southpark                           Bealls
Trophy Club                         --
Valley Ranch Centre                 --

Houston
-------
Alden Bridge                        Walgreens
Atascocita Center (3)               --
Champions Forest                    Eckerd
Cochran's Crossing                  Eckerd
Fort Bend Center                    --
Indian Springs Center (3), (5)      --
Kleinwood Center (3)                Walgreens
Panther Creek                       Eckerd, Sears Paint & Hardware
Spring West Center (3)              --
Sterling Ridge                      Eckerd
Sweetwater Plaza (5)                Walgreens

Subtotal/Weighted Average (TX)

GEORGIA

Atlanta
-------
Ashford Place                       --
Briarcliff La Vista                 Michaels
Briarcliff Village                  La-Z-Boy Furniture Galleries, Office Depot, Party City, Petco,  TJ Maxx
Buckhead Court                      --
Cambridge Square Shopping Ctr       --
Cromwell Square                     CVS, Hancock Fabrics, Haverty's, Precision Fitness Equipment
Cumming 400                         Big Lots
Delk Spectrum                       --
Dunwoody Hall                       Eckerd
Dunwoody Village                    Walgreens, Dunwoody Prep
Killian Hill Center (5)             --
Loehmanns Plaza                     Walgreens, Dunwoody Prep
Memorial Bend Shopping Center       Hollywood Video, TJ Maxx
Orchard Square (5)                  Harbor Freight Tools, Remax Elite
Paces Ferry Plaza                   --
Powers Ferry Village                CVS, Mardi Gras
Powers Ferry Square                 CVS, Pearl Arts & Crafts
Rivermont Station                   CVS
Roswell Village (5)                 Eckerd
Russell Ridge                       --

Subtotal/Weighted Average (GA)

OHIO

Cincinnati
----------
Beckett Commons                     Stein Mart
Cherry Grove                        Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park                           Walgreens, Barnes & Noble, Jo-Ann Fabrics, Famous Footwear, Michaels
Regency Milford Center (5)          --
Shoppes at Mason                    --
Westchester Plaza                   --

Columbus
--------
East Pointe                         --
Kingsdale Shopping Center           --
Kroger New Albany Center (5)        --
Maxtown Road (Northgate)            --
Park Place Shopping Center          --
Windmiller Plaza Phase I            Sears Orchard
Worthington Park Centre             Dollar Tree

Toledo
------
Cherry Street Center                --

Subtotal/Weighted Average (OH)

                                                      Year           Gross
                                         Year         Con-          Leasable    Percent
Property Name                          Acquired    structed(1)     Area (GLA) Leased (2) Grocery Anchor
------------------------------------------------------------------------------------------------------------------------------------
COLORADO
Colorado Springs
----------------
Cheyenne Meadows (5)                     1998        1998            89,893    100.0%   King Soopers
Monument Jackson Creek                   1998        1999            85,263    100.0%   King Soopers
Woodmen Plaza                            1998        1998           104,558    100.0%   King Soopers

Denver
------
Boulevard Center                         1999        1986            88,511     92.0%   Safeway (4)
Buckley Square                           1999        1978           111,146    100.0%   King Soopers
Centerplace of Greeley (3)               2002        2003           246,734     81.7%   Safeway
Crossroads Commons (5)                   2001        1986           144,288    100.0%   Whole Foods
Hilltop Village (3)                      2002        2003           100,048     84.9%   King Soopers
Leetsdale Marketplace                    1999        1993           119,916    100.0%   Safeway
Littleton Square                         1999        1997            94,257    100.0%   King Soopers
Lloyd King Center                        1998        1998            83,326    100.0%   King Soopers
New Windsor Marketplace (3)              2002        2003            95,877     76.1%   King Soopers
Stroh Ranch                              1998        1998            93,436    100.0%   King Soopers
Willow Creek Center (5)                  2001        1985           166,421     97.9%   Safeway
                                                                 --------------------
Subtotal/Weighted Average (CO)                                    1,623,674     94.2%
                                                                 --------------------
VIRGINIA
Washington DC
-------------
Ashburn Farm Market Center               2000        2000            91,905    100.0%   Giant
Cheshire Station                         2000        2000            97,156    100.0%   Safeway
Signal Hill (3)                          2003        2004           108,481     66.5%   Shoppers Food
                                                                                          Warehouse
Somerset Crossing                        2002        2002           104,553    100.0%   Shoppers Food
                                                                                          Warehouse
Tall Oaks Village Center                 2002        1998            69,331    100.0%   Giant
The Market at Opitz Crossing             2003        2003           149,810     99.3%   Safeway
Village Center at Dulles (5)             2002        1991           298,601     99.2%   Shoppers Food
                                                                                          Warehouse

Other Virginia
--------------
Brookville Plaza (5)                     1998        1991            63,665     98.1%   Kroger
Hollymead Town Center (3)                2003        2004           155,207     39.0%   Harris Teeter
Statler Square Phase I                   1998        1996           133,660     97.9%   Kroger
                                                                 --------------------
Subtotal/Weighted Average (VA)                                    1,272,369     89.1%
                                                                 --------------------
NORTH CAROLINA

Charlotte
---------
Carmel Commons                           1997        1979           132,651     93.2%   Fresh Market
Union Square Shopping Center             1996        1989            97,191    100.0%   Harris Teeter

Greensboro
----------
Kernersville Plaza                       1998        1997            72,590    100.0%   Harris Teeter

Raleigh / Durham
----------------
Bent Tree Plaza (5)                      1998        1994            79,503    100.0%   Kroger
Garner                                   1998        1998           221,776    100.0%   Kroger
Glenwood Village                         1997        1983            42,864     89.7%   Harris Teeter
Lake Pine Plaza                          1998        1997            87,691    100.0%   Kroger
Maynard Crossing                         1998        1997           122,832    100.0%   Kroger
Southpoint Crossing                      1998        1998           103,128    100.0%   Kroger
Woodcroft Shopping Center                1996        1984            89,835    100.0%   Food Lion
                                                                 --------------------
Subtotal/Weighted Average (NC)                                    1,050,061     98.7%
                                                                 --------------------
WASHINGTON

Seattle
-------
Cascade Plaza (5)                        1999        1999           217,657     99.2%   Safeway
Inglewood Plaza                          1999        1985            17,253    100.0%   --
James Center (5)                         1999        1999           140,240     95.5%   Fred Myer
Padden Parkway Market Center (3)         2002        2003            88,569     75.9%   Albertson's
Pine Lake Village                        1999        1989           102,953    100.0%   Quality Foods
Sammamish Highland                       1999        1992           101,289     97.2%   Safeway (4)
South Point Plaza                        1999        1997           190,355     97.5%   Cost Cutters
Southcenter                              1999        1990            58,282    100.0%   --
Thomas Lake                              1999        1998           103,872    100.0%   Albertson's
                                                                 --------------------
Subtotal/Weighted Average (WA)                                    1,020,470     96.4%
                                                                 --------------------

Property Name                         Drug Store & Other Anchors > 10,000 Square Feet
------------------------------------------------------------------------------------------------------------------------------------
COLORADO

Colorado Springs
----------------
Cheyenne Meadows (5)                  --
Monument Jackson Creek                --
Woodmen Plaza                         --

Denver
------
Boulevard Center                      One Hour Optical
Buckley Square                        True Value Hardware
Centerplace of Greeley (3)            Kohl's, Ross Dress For Less, Target (4)
Crossroads Commons (5)                Eckerd, Barnes & Noble, Mann Theatres
Hilltop Village (3)                   --
Leetsdale Marketplace                 --
Littleton Square                      Walgreens
Lloyd King Center                     --
New Windsor Marketplace (3)           --
Stroh Ranch                           --
Willow Creek Center (5)               Family Fitness Centers, Gateway, Terri's Consign & Design

Subtotal/Weighted Average (CO)

VIRGINIA

Washington DC
-------------
Ashburn Farm Market Center            --
Cheshire Station                      Petco
Signal Hill (3)                       --

Somerset Crossing                     --

Tall Oaks Village Center              --
The Market at Opitz Crossing          Boat/Us, USA Discounters
Village Center at Dulles (5)          CVS, Advance Auto Parts, Chuck E. Cheese, Gold's Gym, Petco, Staples, The Thrift Store

Other Virginia
--------------
Brookville Plaza (5)                  --
Hollymead Town Center (3)             Target (4)
Statler Square Phase I                Staples

Subtotal/Weighted Average (VA)

NORTH CAROLINA

Charlotte
---------
Carmel Commons                        Eckerd, Chuck E. Cheese, Party City
Union Square Shopping Center          CVS, Consolidated Theaters

Greensboro
----------
Kernersville Plaza                    --

Raleigh / Durham
----------------
Bent Tree Plaza (5)                   --
Garner                                Office Max, Petsmart, Shoe Carnival, Target (4), United Artist Theater
Glenwood Village                      --
Lake Pine Plaza                       --
Maynard Crossing                      --
Southpoint Crossing                   --
Woodcroft Shopping Center             True Value Hardware

Subtotal/Weighted Average (NC)

WASHINGTON

Seattle
-------
Cascade Plaza (5)                     Bally Total Fitness, Fashion Bug,  Jo-Ann Fabrics, Long's Drug, Ross Dress For Less
Inglewood Plaza                       --
James Center (5)                      Rite Aid
Padden Parkway Market Center (3)      --
Pine Lake Village                     Rite Aid
Sammamish Highland                    Bartell Drugs Store, Ace Hardware
South Point Plaza                     Rite Aid, Office Depot, Pacific Fabrics, Pep Boys
Southcenter                           Target (4)
Thomas Lake                           Rite Aid

Subtotal/Weighted Average (WA)

                                                      Year           Gross
                                         Year         Con-          Leasable    Percent
Property Name                          Acquired    structed(1)     Area (GLA) Leased (2) Grocery Anchor
------------------------------------------------------------------------------------------------------------------------------------
OREGON
Portland
--------
Cherry Park Market                       1999        1997           113,518     91.7%   Safeway
Hillsboro Market Center (5)              2000        2000           150,356     92.5%   Albertson's
McMinnville Market Center (3)            2003        2003            74,400     83.5%   Albertson's
Murrayhill Marketplace                   1999        1988           149,215     86.6%   Safeway
Sherwood Crossroads                      1999        1999            84,266     95.7%   Safeway
Sherwood Market Center                   1999        1995           124,257     98.3%   Albertson's
Sunnyside 205                            1999        1988            53,094     98.1%   --
Walker Center                            1999        1987            89,609     94.0%   --
                                                                 --------------------
Subtotal/Weighted Average (OR)                                      838,715     92.2%
                                                                 --------------------
ARIZONA
Phoenix
-------
Anthem Marketplace                       2003        2000           113,292    100.0%   Safeway
Anthem, The Shops                        2003        2000            35,710     86.9%    --
Palm Valley Marketplace (5)              2001        1999           107,629     96.3%   Safeway
Paseo Village                            1999        1998            92,399     67.2%   --
Pima Crossing                            1999        1996           239,438    100.0%   --
Stonebridge Center                       2000        2000            30,236     75.9%   Safeway (4)
The Provinces                            2000        2000            34,202     72.8%   Safeway (4)
                                                                 --------------------
Subtotal/Weighted Average (AZ)                                      652,906     91.5%
                                                                 --------------------
ALABAMA

Birmingham
----------
Southgate Village Shopping Ctr (5)       2001        1988            75,092    100.0%   Publix
Trace Crossing (3)                       2001        2002            74,130     85.6%   Publix
Valleydale Village Shop Center (3)       2002        2003           118,466     66.5%   Publix
Village in Trussville                    1993        1987            56,356     84.0%   Bruno's

Other Markets
-------------
Phenix Crossing (3)                      2003        2004            56,563     77.8%   Publix
The Marketplace Alex City                1993        1987           162,723     95.7%   Winn-Dixie
                                                                 --------------------
Subtotal/Weighted Average (AL)                                      543,330     85.5%
                                                                 --------------------
TENNESSEE
Nashville
---------
Dickson (Hwy 46 & 70)                    1998        1998            10,908    100.0%   --
Harpeth Village Fieldstone               1997        1998            70,091    100.0%   Publix
Nashboro                                 1998        1998            86,811     95.2%   Kroger
Northlake Village I & II                 2000        1988           151,629     92.5%   Kroger
Peartree Village                         1997        1997           114,795    100.0%   Harris Teeter
West End Avenue                          1998        1998            10,000    100.0%   --
                                                                 --------------------
Subtotal/Weighted Average (TN)                                      444,234     96.5%
                                                                 --------------------
ILLINOIS
--------
Frankfort Crossing Shopping Center       2003        1992           107,734     98.2%   Jewel
Hinsdale                                 1998        1986           178,975     99.0%   Dominick's
Westbrook Commons                        2001        1984           121,502     92.8%   Dominicks
                                                                 --------------------
Subtotal/Weighted Average (IL)                                      408,211     97.0%
                                                                 --------------------
MICHIGAN
--------
Fenton Marketplace                       1999        1999            97,224     98.6%   Farmer Jack
Independence Square (3)                  2003        2004            88,995     72.5%   Kroger
Lakeshore                                1998        1996            85,940     85.0%   Kroger
Waterford Towne Center                   1998        1998            96,101     91.3%   Kroger
                                                                 --------------------
Subtotal/Weighted Average (MI)                                      368,260     87.2%
                                                                 --------------------
SOUTH CAROLINA
--------------
Merchants Village (5)                    1997        1997            79,724    100.0%   Publix
Murray Landing (3)                       2002        2003            64,441     91.3%   Publix
Pelham Commons (3)                       2002        2003            76,541     90.6%   Publix
Queensborough (5)                        1998        1993            82,333    100.0%   Publix
Rosewood Shopping Center (5)             2001        2001            36,887     95.1%   Publix
                                                                 --------------------
Subtotal/Weighted Average (SC)                                      339,926     95.7%
                                                                 --------------------

Property Name                          Drug Store & Other Anchors > 10,000 Square Feet
-------------------------------------------------------------------------------------------------------
OREGON

Portland
--------
Cherry Park Market                     --
Hillsboro Market Center (5)            Petsmart, Marshalls
McMinnville Market Center (3)          --
Murrayhill Marketplace                 Segal's Baby News
Sherwood Crossroads                    --
Sherwood Market Center                 --
Sunnyside 205                          --
Walker Center                          Sportmart

Subtotal/Weighted Average (OR)

ARIZONA

Phoenix
-------
Anthem Marketplace                     --
Anthem, The Shops                      Ace Hardware
Palm Valley Marketplace (5)            --
Paseo Village                          Walgreens
Pima Crossing                          Bally Total Fitness, Chez Antiques, E & J Designer Shoe Outlet,
                                       Paddock Pools Store, Pier 1 Imports, Stein Mart
Stonebridge Center                     --
The Provinces                          --

Subtotal/Weighted Average (AZ)

ALABAMA

Birmingham
----------
Southgate Village Shopping Ctr (5)     Dollar General
Trace Crossing (3)                     --
Valleydale Village Shop Center (3)     --
Village in Trussville                  CVS

Other Markets
-------------
Phenix Crossing (3)                    --
The Marketplace Alex City              Goody's Family Clothing

Subtotal/Weighted Average (AL)

TENNESSEE

Nashville
---------
Dickson (Hwy 46 & 70)                  Eckerd
Harpeth Village Fieldstone             --
Nashboro                               --
Northlake Village I & II               CVS, Outside Nursery Space
Peartree Village                       Eckerd, Office Max
West End Avenue                        Walgreens

Subtotal/Weighted Average (TN)

ILLINOIS
--------
Frankfort Crossing Shopping Center     Ace Hardware
Hinsdale                               Ace Hardware, Murray's Party Time Supplies
Westbrook Commons                      --

Subtotal/Weighted Average (IL)

MICHIGAN
--------
Fenton Marketplace                     Michaels
Independence Square (3)                --
Lakeshore                              Rite Aid
Waterford Towne Center                 --

Subtotal/Weighted Average (MI)

SOUTH CAROLINA
--------------
Merchants Village (5)                  --
Murray Landing (3)                     --
Pelham Commons (3)                     --
Queensborough (5)                      --
Rosewood Shopping Center (5)           --

Subtotal/Weighted Average (SC)

                                                      Year           Gross
                                         Year         Con-          Leasable    Percent
Property Name                          Acquired    structed(1)     Area (GLA) Leased (2) Grocery Anchor
------------------------------------------------------------------------------------------------------------------------------------

KENTUCKY
--------
Franklin Square (5)                      1998        1988           203,317     97.9%   Kroger
Shoppes of Ft Wright                     2003        2003            20,360     93.1%   --
Silverlake (5)                           1998        1988            99,352     98.5%   Kroger
                                                                 --------------------

Subtotal/Weighted Average (KY)                                      323,029     97.8%
                                                                 --------------------

DELAWARE
--------
Pike Creek                               1998        1981           229,510     99.5%   Acme
White Oak - Dover DE                     2000        2000            10,908    100.0%   --
                                                                 --------------------

Subtotal/Weighted Average (DE)                                      240,418     99.5%
                                                                 --------------------

MARYLAND
--------
Clinton Park (5)                         2003        2003           188,243     90.2%   Giant
                                                                 --------------------

Subtotal/Weighted Average (MD)                                      188,243     90.2%
                                                                 --------------------

NEW JERSEY
----------
Echelon Village Plaza                    2000        2000            88,993     89.4%   Genuardi's
                                                                 --------------------

Subtotal/Weighted Average (NJ)                                       88,993     89.4%
                                                                 --------------------

MISSOURI
--------
St Ann Square                            1998        1986            82,498     91.5%   National
                                                                 --------------------

Subtotal/Weighted Average (MO)                                       82,498     91.5%
                                                                 --------------------

PENNSYLVANIA
------------
Hershey                                  2000        2000             6,000    100.0%   --
                                                                 --------------------

Subtotal/Weighted Average (PA)                                        6,000    100.0%
                                                                 --------------------

Total Weighted Average                                           30,347,744     92.2%
                                                                 ======================

Property Name                        Drug Store & Other Anchors > 10,000 Square Feet
-------------------------------------------------------------------------------------------------

KENTUCKY
--------
Franklin Square (5)                  Rite Aid, Chakeres Theatre, JC Penney, Office Depot
Shoppes of Ft Wright                 --
Silverlake (5)                       --


Subtotal/Weighted Average (KY)


DELAWARE
--------
Pike Creek                           Eckerd, K-Mart
White Oak - Dover DE                 Eckerd


Subtotal/Weighted Average (DE)


MARYLAND
--------
Clinton Park (5)                     K-Mart


Subtotal/Weighted Average (MD)


NEW JERSEY
----------
Echelon Village Plaza                --


Subtotal/Weighted Average (NJ)


MISSOURI
--------
St Ann Square                        Bally Total Fitness


Subtotal/Weighted Average (MO)


PENNSYLVANIA
------------
Hershey                              --


Subtotal/Weighted Average (PA)


Total Weighted Average




(1)     Or latest renovation.
(2) Includes development properties. If development properties are excluded, the total percentage leased would be 95.4% for Company shopping centers.
(3)     Property under development or redevelopment.
(4)     Tenant owns its own building.
(5) Owned by a partnership with outside investors in which Regency Centers, L.P. or an affiliate is the general partner.

Item 3.  Legal Proceedings

         We are a party to various legal proceedings, which arise, in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for stockholder vote during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

         There is no established public trading market for the units of partnership interest in the Partnership ("Units"), and Units may be transferred only with the consent of the general partner as provided in the Fourth Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of December 31, 2003 there were approximately 47 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series B, C, D, E and F Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership's knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Regency directly or indirectly through a subsidiary holds 98% of the Common Units. Each outstanding Unit other than the Units held directly or indirectly by Regency and the Series B, C, D, E and F Preferred Units which are convertible into Regency preferred stock may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency's election.

         The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series C, D, E and F Preferred Units on each March 31, June 30, September 30 and December 31 in a distribution amount equal to 9.0%, 9.125%, 8.75% and 8.75% of the original capital contribution per Series C, D, E and F Preferred Units, respectively. The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series B Preferred Units on each March 1, June 1, September 1 and December 1 in a distribution amount equal to 8.75% of the original capital contribution per Series B Preferred Units. Subject to the prior right of the holders of Series B, C, D, E and F Preferred Units to receive all distributions accumulated on such Units in full, at the time of each distribution to holders of common stock of Regency, distributions of Available Cash will then be made pro-rata to the holders of common Units, including Regency.

         Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". We currently have approximately 7,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2003 and 2002.

                                              2003                                              2002
                           -------------------------------------------      ---------------------------------------------
                                                             Cash                                              Cash
      Quarter                   High           Low        Dividends             High            Low          Dividends
       Ended                   Price          Price        Declared             Price          Price         Declared
-------------------------------------------------------------------------------------------------------------------------
March 31                $      33.53          30.40          .52                29.50          26.88            .51
June 30                        35.72          32.41          .52                31.03          27.82            .51
September 30                   36.95          34.09          .52                31.85          25.22            .51
December 31                    40.43          35.56          .52                32.40          28.92            .51

         The Partnership intends to pay regular quarterly distributions to its Unit holders in an amount per Unit identical to the per share amount distributed to holders of Regency common stock. Regency intends to pay regular quarterly distributions to our common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder's common stock. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We currently maintain the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables our stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

         Under our loan agreement for our line of credit, distributions may not exceed 95% of Funds from Operations ("FFO") based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition available on their website at www.nareit.com. Also, in the event of any monetary default, we may not make distributions to stockholders.

         There were no sales of unregistered securities during the periods covered by this report other than a total of 135,985 shares issued during 2003 on a one-for-one basis for exchangeable common units of our operating partnership, Regency Centers L.P., pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Consolidated Financial Data
         (in thousands, except per unit data and number of properties)

      The following table sets forth Selected Consolidated Financial Data for the Partnership on a historical basis for the five years ended December 31, 2003. This information should be read in conjunction with the consolidated financial statements of the Partnership (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

                                                              2003         2002         2001         2000         1999
                                                              ----         ----         ----         ----         ----
Operating Data:
    Revenues                                           $     377,621      353,661      318,800      301,389      258,042
    Operating expenses                                       196,926      176,061      164,272      149,432      123,244
    Other expenses (income)                                   36,550       62,004       40,436       48,795       42,645
    Minority interests                                           501          492          721        2,632        2,855
    Income from continuing operations                        143,645      115,104      113,371      101,036       89,774
    Income from discontinued operations                       20,015       31,692       23,325       19,174       15,818
    Preferred unit distributions and original
      issuance costs                                          34,001       33,475       33,475       29,601       12,368
    Net income for common unit holders                       129,658      113,321      103,221       90,103       92,748


Income per common unit - diluted:
    Income from continuing operations                  $        1.79         1.32         1.30         1.17         1.33
    Net income for common unit holders                 $        2.12         1.84         1.69         1.49         1.61

Balance Sheet Data:
    Real estate investments before accumulated
      depreciation                                     $   3,166,346    3,094,071    3,156,831    2,943,627    2,636,193
    Total assets                                           3,098,229    3,068,928    3,109,314    3,035,144    2,654,936
    Total debt                                             1,452,777    1,333,524    1,396,721    1,307,072    1,011,966
    Total liabilities                                      1,562,530    1,426,349    1,478,811    1,390,796    1,068,806
    General partners' capital                              1,205,803    1,221,720    1,219,051    1,225,415    1,247,449


Other Information:
    Distributions per unit                             $        2.08         2.04         2.00         1.92         1.84
    Common units outstanding                                  61,227       61,512       60,645       59,863       60,304
    Series A-F Preferred Units outstanding                     2,290        4,640        4,640        4,640        3,700
    Partnership owned gross leasable area (GLA)               30,348       29,483       29,089       27,991       24,769
    Number of properties owned                                   265          262          272          261          216
    Ratio of earnings to fixed charges                           2.1          1.8          1.8          1.7          1.9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Strategic Overview
-----------------------------------
         Regency is a qualified real estate investment trust ("REIT"), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return by focusing on a strategy of owning and operating grocery anchored shopping centers that are anchored by market-leading supermarkets, and that are located in areas with attractive demographics.

         Currently, our real estate investments before depreciation total $3.2 billion with 265 shopping centers in 22 states. At December 31, 2003, our gross leasable area ("GLA") totaled 30.3 million square feet and was 92.2% leased. Geographically, 19.6% of our GLA is located in Florida, 19.5% in California, 16.8% in Texas, 6.6% in Georgia, 6.3% in Ohio, and 31.2% spread throughout 17 other states. We own and operate our shopping centers through our operating partnership, Regency Centers, L.P. ("RCLP"), in which we currently own 98% of the operating partnership units. Regency's operating, investing and financing activities are generally performed by RCLP.

         We earn revenues and generate operating cash flow by leasing space to grocers and retail side-shop tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by developing new shopping centers. A neighborhood center is a convenient, cost-effective distribution platform for food retailers. Grocery anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for Regency, which we expect to sustain our growth in earnings per share and increase the value of our portfolio over the long term.

         We seek a range of strong national, regional and local specialty tenants, for the same reason that we choose to anchor our centers with leading grocers. We have created a formal partnering process -- the Premier Customer Initiative ("PCI") -- to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of PCI is for Regency to build a base of specialty tenants who represent the "best-in-class" operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center's grocery anchor, help to stabilize a center's occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

         We primarily grow our shopping center portfolio through new shopping center development, where we acquire the land and construct the building. Development is customer-driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our grocery and specialty retail customers, result in modern shopping centers with long-term leases from the grocery anchors and produce attractive returns on our invested capital. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to construction completion of the entire center, resulting in rental income during the development phase.

         We intend to maintain a conservative capital structure to fund our growth programs without compromising our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center "recycling" as a key component. Our recycling strategy calls for us to re-deploy the proceeds from the sales of properties into new higher quality developments that we expect to generate sustainable revenue growth and more attractive returns on invested capital. Our commitment to maintaining a high-quality shopping center portfolio dictates that we continually assess the value of all of our properties and sell those that no longer meet our long-term investment standards.

         Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases of shopping centers from Regency. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our long-term investment strategy. Regency is not subject to liability and has no obligations or guarantees of the joint ventures beyond its ownership percentage.

         We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. A further economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery anchor closings or consolidations in the grocery store industry. We currently have 37 shopping centers, less than 15% of our portfolio, that operate within three miles of a super-center and we closely monitor their performance and tenants' sales. A slow down in our shopping center development program would reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio
-------------------------

         The following table summarizes general operating statistics related to our shopping center portfolio, including properties partially owned in joint ventures that we use to evaluate and monitor our performance:

                                                       2003              2002                2001
                                                       ----              ----                ----
  Number of Properties                                 265               262                  272
  Properties in Development                             36                34                  41

  Gross Leaseable Area (GLA)                        30,347,744        29,482,626          29,089,493
  Percent Leased - All Properties                     92.2%             91.5%                92.7%
  Percent Leased - Non development                    95.4%             94.8%                94.9%

  Same Property Growth Rate                            2.7%              3.0%                3.2%
  Lease Renewal Rate                                   75%               77%                  71%
  Base Rent Growth on Re-Leasing                       9.5%             10.8%                10.5%

          A list of our shopping centers summarized by state and in order of largest holdings follows, including those properties that we partially own in joint ventures:

                                       December 31, 2003                                 December 31, 2002
                                       -----------------                                 -----------------
      Location           # Properties            GLA        % Leased       # Properties            GLA        % Leased
      --------           ------------            ---        --------       ------------            ---        --------
Florida                       50              5,943,345       94.3%             53              6,193,550      90.9%
California                    49              5,917,372       90.8%             43              5,125,030      91.4%
Texas                         41              5,086,086       88.1%             40              5,123,197      88.1%
Georgia                       20              2,008,066       95.8%             24              2,437,712      93.2%
Ohio                          14              1,901,538       90.6%             14              1,901,684      91.4%
Colorado                      14              1,623,674       94.2%             15              1,538,570      88.5%
Virginia                      10              1,272,369       89.1%              7                872,796      92.4%
North Carolina                10              1,050,061       98.7%             12              1,225,201      97.6%
Washington                     9              1,020,470       96.4%              9                986,374      98.8%
Oregon                         8                838,715       92.2%              9                822,115      93.7%
Arizona                        7                652,906       91.5%              6                525,701      95.9%
Alabama                        6                543,330       85.5%              7                644,896      90.4%
Tennessee                      6                444,234       96.5%              6                444,234      95.3%
Illinois                       3                408,211       97.0%              2                300,477      96.1%
Michigan                       4                368,260       87.2%              3                279,265      92.6%
South Carolina                 5                339,926       95.7%              5                339,256      85.6%
Kentucky                       3                323,029       97.8%              2                304,659      96.6%
Delaware                       2                240,418       99.5%              2                240,418      99.0%
Maryland                       1                188,243       90.2%              -                      -        -
New Jersey                     1                 88,993       89.4%              1                 88,993      79.7%
Missouri                       1                 82,498       91.5%              1                 82,498      92.9%
Pennsylvania                   1                  6,000      100.0%              1                  6,000     100.0%
                       ----------------- --------------- ---------------- ---------------- --------------- ---------------
    Total                    265             30,347,744       92.2%            262             29,482,626      91.5%
                       ================= =============== ================ ================ =============== ===============

          The following summarizes the four largest grocery tenants occupying our shopping centers, including those partially owned through joint ventures at December 31, 2003:

                                                            Percentage of       Percentage of
                    Grocery                Number of         Company-            Annualized
                    Anchor                 Stores (a)       owned GLA (b)       Base Rent (b)
                    ------                 ----------       -------------       -------------
                    Kroger                    61               11.7%               8.2%
                    Publix                    53               8.1%                5.1%
                    Safeway                   47               6.1%                4.8%
                    Albertsons                24               3.0%                2.4%

        (a) Includes stores owned by the grocery anchor that are attached to our centers.
        (b) GLA includes 100% of the GLA in unconsolidated joint ventures. Annualized base rent includes only Regency's pro-rata share of rent from unconsolidated joint ventures.

Liquidity and Capital Resources
-------------------------------
General
-------

         We expect that cash generated from revenues will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $227.9 million, $188.7 million and $185.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, 2002, and 2001, we incurred capital expenditures of $13.5 million, $15.0 million and $11.8 million to maintain our shopping centers, paid scheduled principal payments of $13.5 million, $5.6 million and $6.1 million to our lenders, and paid dividends and distributions of $157.9 million, $158.5 million and $154.4 million to our share and unit holders, respectively.

         Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We are not currently aware of any current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 10% of our annual base rental revenues.

         We expect to meet long-term capital requirements for maturing preferred units and debt, the acquisition of real estate, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and
(v) equity raised in the private or public markets. Additionally, the Company has the right to call and repay, at par, outstanding preferred units five years after their issuance date, at the Company's discretion.

         We intend to continue to grow our portfolio through new development and acquisitions, either directly or through our joint venture relationships. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. Capital necessary to complete developments-in-process are funded from our line of credit. Regency expects that cash provided by operating activities, unused amounts available under our line of credit and cash reserves are adequate to meet short-term and committed long-term liquidity requirements.

Shopping Center Development, Acquisitions and Sales
---------------------------------------------------

         At December 31, 2003, we had 36 projects under construction or undergoing major renovations, which, when completed, we expect to represent an investment of $693.9 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $122.7 million. Costs necessary to complete these developments will be $273.1 million, are generally already committed as part of existing construction contracts, and will be expended through 2006. These developments are approximately 61% complete and 76% pre-leased. The costs necessary to complete these developments will be funded from our line of credit which has a commitment amount of $600 million and a balance of $195.0 million at December 31, 2003. During 2003, we started $300.3 million of new development based on total costs that we expect to expend on these 18 centers through completion. During 2002, we started $335.5 million of new development representing 21 centers.

         During 2003, we acquired four operating properties from third parties for $75.4 million, representing 2.4% of our consolidated assets at December 31, 2003. These properties were acquired in existing investment markets, are grocery anchored, and are owned entirely by Regency. Comparatively, we acquired five operating properties during 2002 for $106.7 million, or 3.5% of consolidated assets at December 31, 2002. These acquisitions did not have a significant impact on operations during 2003 and 2002.

         During 2003, we sold 18 retail centers to third parties for $170.7 million, compared with 41 retail centers sold for $339.1 million during 2002 as part of our asset recycling program. Of the centers sold in 2003, 14 were operating during 2003 and are included in discontinued operations in our accompanying consolidated statements of operations. All 41 centers sold during 2002 were operating and are included in discontinued operations. We also sold partial interests in 12 properties both in 2003 and 2002 to joint ventures for $232.9 million and $164.8 million, respectively, discussed further below under Investments in Real Estate Partnerships. We have an inventory of land out-parcels adjacent to our shopping centers that we routinely develop, lease, or sell. During 2003, sales related to out-parcels were $55.7 million compared to $31.8 million in 2002. Total gains from sales of real estate included in continuing operations and discontinued operations were $65.1 million in 2003, compared with $37.4 million in 2002.

         Investments in new developments and acquisitions, and proceeds from the sale of properties to third parties or partial sales to joint ventures are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $96.2 million for the year ended December 31, 2003. This compares with net cash provided by investing activities of $95.0 million in 2002 and net cash used in investing activities of $164.1 million in 2001.

Investments in Real Estate Partnerships
---------------------------------------
       At December 31, 2003, we had investments in real estate partnerships of $140.5 million, primarily comprised of two partnerships, a 20% investment interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury, and a 25% investment interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust. The purpose of these partnerships is to invest in retail shopping centers, and we have been engaged by our partners to provide asset and property management services.

       The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at December 31, 2003, 2002 and 2001 ($ amounts in thousands):

                                                               2003           2002           2001
                                                               ----           ----           ----
                      Number of Joint Ventures                   8              7              7
                      Regency's Ownership                     20%-50%        20%-50%        20%-50%
                      Number of Properties                      46             34             20

                      Combined Assets                       $ 812,190      $ 568,839      $ 294,677
                      Combined Liabilities                    336,340        177,457         73,472
                      Combined Equity                         475,850        391,382        221,205
                      Combined Net Income                      39,602         20,766         10,865

                      Regency's Share of:
                          Assets                            $ 239,801      $ 182,377      $ 100,217
                          Liabilities                          99,305         56,895         24,987
                          Equity                              140,496        125,482         75,230
                          Net Income                           11,276          5,765          3,439

         At December 31, 2003, Columbia owned 13 shopping centers and had total assets of $295.0 million. Columbia acquired two shopping centers for $39.1 million from third parties during 2003 and sold one shopping center to a third party for $46.2 million. During 2002, Columbia acquired one shopping center from us for $19.5 million, for which we received cash of $15.6 million.

         At December 31, 2003, MCWR owned 26 shopping centers and had total assets of $412.4 million. During 2003, MCWR acquired 12 shopping centers from Regency for $232.9 million, for which we received cash of $79.4 million, and notes receivable of $95.3 million with a rate of LIBOR plus 1.5%, net of our 25% equity contribution of $58.2 million. During 2003, MCWR repaid $69.3 million of the notes and in February 2004, MCWR repaid an additional $10.5 million. MCWR is currently in the process of placing third party, fixed-rate mortgages on certain properties, the proceeds of which will be used to repay the remaining balance of $15.5 million. We recognized gains on these sales of $25.7 million recorded as gain from sale of operating or development properties. During 2002, MCWR acquired 11 shopping centers from the Company for $145.2 million, for which we received net proceeds of $83.8 million and a note receivable of $25.1 million, net of our 25% equity contribution of $36.3 million. MCWR repaid the note receivable during 2003. The Company recognized gains on these sales of $11.1 million. During 2003, MCWR sold two shopping centers to third parties for $20.1 million.

         Recognition of gain from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from third parties, we are required to contribute our pro-rata share of the purchase price to the partnership.

Debt and Equity
---------------

         Outstanding debt at December 31, 2003 and 2002 consists of the following (in thousands):

                                                                             2003            2002
                                                                             ----            ----
                Notes Payable:
                    Fixed-rate mortgage loans                         $        217,001         229,551
                    Variable-rate mortgage loans                                41,629          24,998
                    Fixed-rate unsecured loans                                 999,147         998,975
                                                                         -------------- ---------------
                          Total notes payable                                1,257,777       1,253,524
                Unsecured line of credit                                       195,000          80,000
                                                                         -------------- ---------------
                         Total                                        $      1,452,777       1,333,524
                                                                         ============== ===============

         Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2023. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.65% to 9.5%.

         We have an unsecured line of credit (the "Line") with a commitment from our banks of $600 million and a current balance of $195 million. Interest rates paid on the Line, which are based on LIBOR plus .85%, were 1.975% and 2.288%, on December 31, 2003 and 2002, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working capital purposes. The Line matures on April 30, 2004, but contains a one-year extension option. We have executed a commitment with the lead bank under the Line and expect to renew it for a term of three years from the original maturity date.

         As of December 31, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term-Loan         Total
            Scheduled Payments by Year                       Payments       Maturities       Payments
            --------------------------                     -------------- --------------- ---------------
            2004 (includes the Line balance)            $        5,344         419,340         424,684
            2005                                                 3,954         172,915         176,869
            2006                                                 3,476          20,783          24,259
            2007                                                 2,891          25,690          28,581
            2008                                                 2,697          19,618          22,315
            Beyond five years                                   21,119         749,561         770,680
            Unamortized debt premiums                                -           5,389           5,389
                                                           ------------ --------------- ---------------
                 Total                                  $       39,481       1,413,296       1,452,777
                                                           ============ =============== ===============

         Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $322.2 million at December 31, 2003, and the Company's proportionate share of these loans was $74.4 million. We do not guarantee any debt of these partnerships beyond our ownership percentage.

         We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. At December 31, 2003, 84% of our total debt had fixed interest rates, compared with 92% in 2002. We intend to limit the percentage of variable interest- rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Based upon the variable interest-rate debt outstanding at December 31, 2003, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.4 million. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("Statement 133").

         We have $200 million of 7.4% unsecured debt maturing April 1, 2004. We currently expect to refinance at least $150 million with comparable securities at the maturity date with terms up to 10 years, but at a lower fixed interest rate, and repay any remaining amounts from the Line. In July and September 2003, we entered into two forward-starting interest-rate swaps of $96.5 million and $47.7 million, respectively. We designated the aggregate $144.2 million swaps as a hedge to fix the rate on our financing, which we expect to complete on April 1, 2004. The fair value of the swaps was an asset of $174,747 as of December 31, 2003, and is recorded in other assets in our accompanying consolidated balance sheet. The swaps qualify for hedge accounting under Statement 133; therefore, we record changes in fair value through other comprehensive income. No hedge ineffectiveness has been incurred or recognized to date on these swaps. Amounts that we have reported in accumulated other comprehensive income related to these swaps will be reclassified to interest expense as interest payments are made on the related debt.

         On August 18, 2003, we issued 3,600,000 shares of common stock at $35.96 per share in a public offering. The proceeds of $129.5 million net of offering costs were used to redeem $80 million, or 100%, of the Series A Preferred Units and to reduce the outstanding balance of the Line. At the time of the redemption, $1.2 million of previously deferred costs related to the original preferred units' issuance were expensed in the consolidated statement of operations as a component of minority interest preferred units.

         On June 24, 2003, we purchased 4,606,880 shares of common stock for $150 million from Security Capital pursuant to a Purchase and Sale Agreement dated June 11, 2003. The purchase was funded from the Line.

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

         In March 2003, we redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units in a negotiated transaction. The redemptions were portions of each series, and we paid a 1% premium on the face value of the redeemed units totaling $750,000. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units' issuance were expensed in the consolidated statement of operations as a component of minority interest of preferred units. The redemption was funded from proceeds from the Line.

         We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We sold the issues primarily to institutional investors in private placements. The Preferred Units, which may be called by us after certain dates ranging from 2004 to 2005, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 8.75% to 9.125%. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At December 31, 2003 and 2002 the face value of total Preferred Units issued was $229 million and $384 million, respectively, with an average fixed distribution rate of 8.88% and 8.72%, respectively. Included in Preferred Units are original issuance costs of $5.5 million that will be expensed as the underlying Preferred Units are redeemed in the future.

         In summary, net cash used in financing activities related to the debt and equity activity discussed above was $158.2 million, $255.0 million and $94.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         Capitalization of Costs - We have an investment services group with an established infrastructure that supports the due diligence, land acquisition, construction, leasing and accounting of our development properties. All direct costs related to these activities are capitalized. Included in these costs are interest and real estate taxes incurred during construction, as well as estimates for the portion of internal costs that are incremental and deemed directly or indirectly related to our development activity. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses.

         Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows,
ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that impairment exists due to our inability to recover an asset's carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

         Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by Financial Accounting Standards Board ("FASB") Statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("Statement 144"), the Company makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, if at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. The Company also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain/loss on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Company has significant continuing involvement (most often joint ventures) are not considered to be discontinued. In addition, any property which the Company sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Thus, only properties sold, or to be sold, to unrelated third parties for which the Company, in its judgment, has no continuing involvement are classified as discontinued.

         Income Tax Status - The prevailing assumption underlying the operation of our business is that we will continue to operate so as to qualify as a REIT, defined under the Internal Revenue Code. We are required to meet certain income and asset tests on a periodic basis to ensure that we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Internal Revenue Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

New Accounting Pronouncements
-----------------------------
        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. We did not create any variable interest entities after January 31, 2003. We have analyzed the applicability of this interpretation to our structures created before February 1, 2003 and we do not believe its adoption will have a material effect on our results of operations.

        In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners' interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Company's consolidated statements of operations for the year ended December 31, 2003.

        At December 31, 2003, we held a majority interest in five consolidated entities with specified termination dates ranging from 2012 to 2049. The minority owners' interests in these entities are to be settled upon termination by distribution of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in these entities was $8.5 million as compared to the carrying value of $4.7 million. We have no other financial instruments that currently are affected by Statement 150.

Results from Operations
-----------------------
Comparison of 2003 to 2002
--------------------------
         At December 31, 2003, we were operating or developing 265 shopping centers. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction and initial lease-up process and are not yet fully leased (fully leased generally means greater than 93% leased) or occupied. Stabilized properties are those properties that are generally greater than 93% leased and, if they were developed, are more than three years beyond their original development start date. At December 31, 2003, we had 229 stabilized shopping centers that were 95.4% leased.

         Our revenues increased by $24.0 million, or 7%, to $377.6 million in 2003. This increase was related to changes in occupancy from 91.5% to 92.2% for the combined portfolio of stabilized and development properties, growth in re-leasing rental rates, and revenues from new developments commencing operations in 2003, net of a reduction in revenues from properties sold. In 2003, our rental rates grew by 9.5% from renewal leases and new leases replacing previously occupied spaces in the stabilized properties. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2003, our minimum rent increased by $12.7 million, or 5%, and our recoveries from tenants increased $4.6 million, or 6%. Percentage rent was $4.5 million in 2003 compared with $5.2 million in 2002, the reduction primarily related to renewing anchor tenant leases with minimum rent increases which had a corresponding reduction to percentage rent.

         Our operating expenses increased by $20.9 million, or 12%, to $196.9 million in 2003. Our combined operating, maintenance, and real estate taxes increased by $5.7 million, or 7%, during 2003 to $93.0 million. This increase was primarily due to new developments that incurred operating expenses for only a portion of the previous year and general increases in operating expenses on the stabilized properties. Our general and administrative expenses were $24.2 million during 2003, compared with $22.8 million in 2002, or 6% higher, a result of general salary and benefit increases. Our depreciation and amortization expense increased $6.9 million during the current year related to new development properties placed in service during 2003.

         Our net interest expense decreased to $84.0 million in 2003 from $84.2 million in 2002. Average interest rates on our outstanding debt declined to 6.64% at December 31, 2003 compared with 6.93% at December 31, 2002, primarily due to reductions in the LIBOR rate. Our average fixed interest rates were 7.54% at December 31, 2003, compared with 7.51% at December 31, 2002. Our weighted average outstanding debt during 2003 was $1.436 billion compared with $1.392 billion in 2002.

         We account for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." Profits from sales of real estate will not be recognized by us unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties were $48.7 million in 2003 related to the sale of 16 properties for $299.9 million. During 2002, we recorded gains of $20.9 million related to the sale of 12 properties for $164.8 million. These gains are included in continuing operations rather than discontinued operations because they were either development properties that had no operating income, or they were sold to joint ventures where we have a continuing minority investment.

         We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property's carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for "held-and-used" assets and to fair value less costs to sell for "held-for-sale" assets. During the years ended December 31, 2003 and 2002, we recorded provisions for losses of approximately $2.0 million and $4.4 million, respectively, of which $719,345 and $3.3 million, respectively, were reclassed to operating income from discontinued operations after the related properties were sold.

         Our income from discontinued operations was $20.0 million in 2003 related to 14 centers sold to third parties for $103.7 million, which produced gains on sale of $16.4 million. In compliance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") in January 2002, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Reclassified operating income from discontinued operations was $15.2 million in 2002, compared with $10.2 million previously reported for 2002, a result of reclassifying the historical operations of the properties sold in 2003. During 2002, we sold 41 properties for $339.1 million to third parties, which resulted in a gain of $16.5 million.

         Net income for common unit holders was $129.7 million in 2003, compared with $113.3 million in 2002, or a 14% increase for the reasons previously discussed. Diluted earnings per unit were $2.12 in 2003, compared with $1.84 in 2002, or 15% higher, related to the increase in net income offset by an increase in weighted average common units of 803,719 units.

Comparison of 2002 to 2001
         At December 31, 2002, we were operating or developing 262 shopping centers, and we had 228 stabilized shopping centers that were 94.8% leased. Our revenues increased $34.9 million, or 11%, to $353.7 million in 2002. This increase was due primarily to growth in re-leasing rental rates and revenue from new developments commencing operations in 2002, net of a reduction in revenues from properties sold. In 2002, our rental rates grew by 10.8%. Our minimum rent increased by $23.5 million, or 10%, and our recoveries from tenants increased by

$8.3 million, or 12%. Our percentage rent was $5.2 million in 2002 compared with $5.6 million in 2001 the reduction primarily related to renewing anchor tenant leases with minimum rent increases which had a corresponding reduction to percentage rent, and in certain cases reduced tenant sales.

         Our operating expenses increased by $11.8 million, or 7%, to $176.1 million in 2002. Our combined operating, maintenance, and real estate taxes increased by $8.4 million, or 11%, during 2002 to $87.3 million. The increase was primarily due to new developments that incurred expenses for only a portion of the previous year and general increases in operating expenses on our stabilized properties. Our general and administrative expenses were $22.8 million during 2002, compared with $19.8 million in 2001, or 15% higher, as a result of opening several branch offices in new markets and general salary and benefit increases. Our depreciation and amortization expense increased by $7.4 million during 2002 related to new development properties placed in service during 2002 and initial depreciation of operating properties previously classified as "held for sale" that no longer meet the criteria under Statement 144.

         Gains from the sale of our operating and development properties were $20.9 million in 2002 related to the sale of 12 properties for $164.8 million. During 2001, we recorded gains of $28.8 million related to the sale of 13 properties for $123.0 million. These gains are included in continuing operations rather than discontinued operations because they were either development properties that had no operating income, or they were sold to joint ventures where we have a continuing minority investment.

         Our net interest expense increased to $84.2 million in 2002 from $67.6 million in 2001, or 25%. This increase was primarily due to higher average outstanding debt balances and lower interest capitalization on new developments. Average interest rates on our outstanding debt declined to 6.93% at December 31, 2002, from 7.27% at December 31, 2001.

         Our income from discontinued operations was $31.7 million in 2002 compared with $23.3 million in 2001. Income from discontinued operations includes gains from the sale of properties of $16.5 million in 2002 as previously discussed. Statement 144 was implemented during 2002, and therefore, no gains or losses from the sales of assets in 2001 were reported under discontinued operations in 2001.

         Net income for common unit holders was $113.3 million in 2002, compared with $103.2 million in 2001, or a 10% increase for the reasons previously discussed. Diluted earnings per unit were $1.84 in 2002, compared with $1.69 in 2001, or 9% higher, as a result of the increase in net income offset by an increase in weighted average common units of 1,159,955 units.

Environmental Matters
---------------------

         We are subject to numerous environmental laws and regulations and we are primarily concerned with dry cleaning plants that currently operate or have operated at our shopping centers in the past. We believe that the tenants who currently operate plants do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to environmentally approved systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on Regency's financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         We are exposed to interest-rate changes primarily related to the variable interest rate on the line of credit and the refinancing of long-term debt which currently contain fixed interest rates. Our interest-rate risk management objective is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps and treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We have no plans to enter into derivative or interest-rate transactions for speculative purposes.

         Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands), by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

                                                                                                                     Fair
                                      2004       2005       2006       2007      2008    Thereafter     Total        Value
                                      ----       ----       ----       ----      ----    ----------     -----        -----
Fixed rate debt                  $   213,055    151,869    24,259     28,581    22,315     770,680    1,210,759     1,280,502

Average interest rate for all
  debt                                 7.60%      7.60%     7.60%      7.59%     7.61%       7.61%            -             -

Variable rate LIBOR debt         $   211,629     25,000         -          -         -           -      236,629       236,629

Average interest rate for all
  debt                                 2.49%      2.49%         -          -         -           -            -             -

         As the table incorporates only those exposures that exist as of December 31, 2003, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 8.   Consolidated Financial Statements and Supplementary Data

          The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9a. Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the directors of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders. Information concerning the executive officers of Regency is provided below.

         MARTIN E. STEIN, JR. Mr. Stein, age 51, is Chairman of the Board and Chief Executive Officer of Regency. He served as President of Regency from its initial public offering in October 1993 until December 31, 1998. Mr. Stein also served as President of Regency's predecessor real estate division since 1981, and Vice President from 1976 to 1981. He is a director of Patriot Transportation Holding, Inc., a publicly held transportation and real estate company, and Stein Mart, Inc., a publicly held upscale discount retailer.

         MARY LOU FIALA. Mrs. Fiala, age 52, became President and Chief Operating Officer of Regency in January 1999. Before joining Regency she was Managing Director - Security Capital U.S. Realty Strategic Group from March
1997 to January 1999. Mrs. Fiala was Senior Vice President and Director of Stores, New England - Macy's East/Federated Department Stores from 1994 to March 1997. From 1976 to 1994, Mrs. Fiala held various merchandising and store operations positions with Macy's/Federated Department Stores. Mrs. Fiala is a member of the board of trustees of the International Council of Shopping Centers and the University of North Florida Foundation.

         BRUCE M. JOHNSON. Mr. Johnson, age 56, has been Managing Director and Chief Financial Officer of Regency since its initial public offering in October 1993. Mr. Johnson also served as Executive Vice President of Regency's predecessor real estate division from 1979 to 1993. He is a director of Brooks Rehabilitation Hospital, a private not for profit rehabilitation hospital, and its private parent company Brooks Health Systems.

         Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders.

         Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders.

         Code of Ethics. We have adopted a code of ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at "www.regencycenters.com." We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11.   Executive Compensation

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

                                                  (a)                         (b)                            (c)
                                         ----------------------    --------------------------    ---------------------------
                                               Number of                                            Number of securities
                                           securities to be                                       remaining available for
                                              Issued upon                                          future issuance under
                                              exercise of              Weighted-average             equity compensation
                                              outstanding              exercise price of              plans (excluding
                                           options, warrants         outstanding options,         securities reflected in
           Plan Category                      and rights            warrants and rights(1)              column (a))
-------------------------------------    ----------------------    --------------------------    ---------------------------

Equity compensation plans
approved by security holders....               2,496,290                    $32.13                      4,610,564(2)

Equity compensation plans not
approved by security holders                      N/A                         N/A                          10,395
                                         ----------------------    --------------------------    ---------------------------

      Total                                    2,496,290                    $32.13                       4,620,959
                                         ======================    ==========================    ===========================


(1) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(2) Our Long Term Omnibus Plan, as amended and approved by shareholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2,750,000 shares, of which 2,360,564 shares were available at December 31, 2003 for future issuance.

         Our Stock Grant Plan for non-key employees is the only equity compensation plan that our shareholders have not approved. This Plan provides for the award of a stock bonus of a specified value to each non-key employee on the 1st anniversary date and every 5th anniversary date of their employment. For example, each non-manager employee receives $500 in shares at the specified anniversary dates based on the average fair market value of Regency's common stock for the most recent quarter prior to the anniversary date. A total of 30,000 shares of common stock have been reserved for issuance under this Plan, of which 10,395 shares were available for issuance at December 31, 2003.

         Information about security ownership is incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

         Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services
           Incorporated herein by reference to Regency's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2004 Annual Meeting of Shareholders.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)   Financial Statements and Financial Statement Schedules:

                    Regency's 2003 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.


              (b)   Reports on Form 8-K:

                    None.


              (c)   Exhibits:


        3.    Articles of Incorporation and Bylaws

                    (i) Restated Certificate of Limited Partnership of Regency Centers, L.P.

                    (ii) Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(l) of Regency Centers Corporation's Form 10-K filed March 11, 2004).

        4.    (a)   See exhibit 3(ii) for provisions of the Partnership
                    Agreement of Regency Centers, L.P. defining rights of security holders.

              (b) Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

              (c) Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

              (d) Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

        10.   Material Contracts

              (a) Credit Agreement dated as of April 30, 2001 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to
                    Exhibit 10 of the Company's Form 10-Q filed August 14,
                    2001).

                    (i) Second Amendment to Credit Agreement dated as of March 31, 2003, (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 12, 2003).

        21.   Subsidiaries of the Registrant.

        23.   Consent of KPMG LLP.

        31.1  Rule 15d-14 Certification of Chief Executive Officer.

        31.2  Rule 15d-14 Certification of Chief Financial Officer.

        31.3  Rule 15d-14 Certification of Chief Operating Officer.

        32.1  Section 1350 Certification of Chief Executive Officer.

        32.2  Section 1350 Certification of Chief Financial Officer.

        32.3  Section 1350 Certification of Chief Operating Officer.

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

                                        REGENCY CENTERS, L.P.

                                        By:  Regency Centers Corporation,
                                             General Partner

Date:    March 9, 2004                  By:   /s/ Martin E. Stein, Jr.
                                              ----------------------------------
                                              Martin E Stein, Jr., Chairman of
                                              the Board and Chief Executive
                                              Officer

Date:    March 9, 2004                  By:   /s/ Bruce M. Johnson
                                              ----------------------------------
                                              Bruce M. Johnson, Managing
                                              Director and Principal Financial
                                              Officer

Date:    March 9, 2004                  By:   /s/ J. Christian Leavitt
                                              ----------------------------------
                                              J. Christian Leavitt, Senior Vice
                                              President, Finance and Principal
                                              Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:    March 9, 2004                  /s/ Martin E. Stein, Jr.
                                        ----------------------------------------
                                        Martin E. Stein, Jr., Chairman of the
                                        Board and Chief Executive Officer

Date:    March 9, 2004                  /s/ Mary Lou Fiala
                                        ----------------------------------------
                                        Mary Lou Fiala, President, Chief
                                        Operating Officer and Director

Date:    March 9, 2004                  /s/ Raymond L. Bank
                                        ----------------------------------------
                                        Raymond L. Bank, Director

Date:    March 9, 2004                  /s/ C. Ronald Blankenship
                                        ----------------------------------------
                                        C. Ronald Blankenship, Director

Date:    March 9, 2004                  /s/ A. R. Carpenter
                                        ----------------------------------------
                                        A. R. Carpenter, Director

Date:    March 9, 2004                  /s/ J. Dix Druce, Jr.
                                        ----------------------------------------
                                        J. Dix Druce, Jr., Director

Date:    March 9, 2004                  /s/ Douglas S. Luke
                                        ----------------------------------------
                                        Douglas S. Luke, Director

Date:    March 9, 2004                  /s/ John C. Schweitzer
                                        ----------------------------------------
                                        John C. Schweitzer, Director

Date:    March 9, 2004                  /s/ Thomas G. Wattles
                                        ----------------------------------------
                                        Thomas G. Wattles, Director

Date:    March 9, 2004                  /s/ Terry N. Worrell
                                        ----------------------------------------
                                        Terry N. Worrell, Director

                              Regency Centers, L.P.

                          Index to Financial Statements




Regency Centers, L.P.

     Independent Auditors' Report                                            F-2
     Consolidated Balance Sheets as of December 31, 2003 and 2002            F-3
     Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002, and 2001                                   F-4
     Consolidated Statements of Partners' Capital for the years ended
         December 31, 2003, 2002 and 2001                                    F-5
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002, and 2001                                   F-6
     Notes to Consolidated Financial Statements                              F-8

Financial Statement Schedule

     Independent Auditors' Report on Financial Statement Schedule            S-1

     Schedule III - Regency Centers L.P. Combined Real Estate and
         Accumulated Depreciation - December 31, 2003                        S-2



All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Unit holders of Regency Centers, L.P. and the Board of Directors of Regency Centers Corporation:


We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




                                  /s/ KPMG LLP





Jacksonville, Florida
March 8, 2004

                                                              REGENCY CENTERS, L.P.
                                                           Consolidated Balance Sheets
                                                           December 31, 2003 and 2002

                                                                                            2003                      2002
                                                                                            ----                      ----
Assets
Real estate investments at cost (notes 3 and 10):
     Land                                                                           $       738,101,034              715,255,513
     Buildings and improvements                                                           1,914,074,648            1,971,588,807
                                                                                      ------------------        -----------------
                                                                                          2,652,175,682            2,686,844,320
     Less:  accumulated depreciation                                                        285,664,875              244,595,928
                                                                                      ------------------        -----------------
                                                                                          2,366,510,807            2,442,248,392
     Properties in development                                                              369,474,460              276,085,435
     Operating properties held for sale                                                       4,200,008                5,658,905
     Investments in real estate partnerships  (note 3)                                      140,496,074              125,482,151
                                                                                      ------------------        -----------------
        Net real estate investments                                                       2,880,681,349            2,849,474,883

Cash and cash equivalents                                                                    29,868,622               56,447,329
Notes receivable                                                                             70,781,914               56,630,876
Tenant receivables, net of allowance for uncollectible accounts of $3,353,154 and $4,258,891 at December 31, 2003
     and 2002, respectively                                                                  54,573,165               47,983,160
Deferred costs, less accumulated amortization of
     $29,493,009 and $22,176,462 at December 31, 2003
     and 2002, respectively                                                                  35,803,525               36,644,959
Acquired lease intangible assets, net  (note 4)                                              10,205,493                2,634,511
Other assets                                                                                 16,314,645               19,112,148
                                                                                      ------------------        -----------------
                                                                                    $     3,098,228,713            3,068,927,866
                                                                                      ==================        =================

Liabilities and Partners' Capital
Liabilities:
     Notes payable  (note 5)                                                              1,257,776,805            1,253,524,045
     Unsecured line of credit  (note 5)                                                     195,000,000               80,000,000
     Accounts payable and other liabilities                                                  94,279,961               76,908,233
     Acquired lease intangible liabilities, net  (note 4)                                     6,115,066                7,069,030
     Tenants' security and escrow deposits                                                    9,358,023                8,847,603
                                                                                      ------------------        -----------------
     Total liabilities                                                                    1,562,529,855            1,426,348,911
                                                                                      ------------------        -----------------

Limited partners' interest in consolidated partnerships                                       4,650,626               14,825,256
                                                                                      ------------------        -----------------

Partners' Capital:
Series A preferred units, par value $50: 1,600,000 units issued and
     outstanding at December 31, 2002                                                                 -               78,800,000
Series B preferred units, par value $100: 850,000 units issued and
     outstanding at December 31, 2003 and 2002, respectively                                 82,799,720               82,799,720
Series C preferred units, par value $100: 750,000 units issued, 400,000 and
     750,000 units outstanding at December 31, 2003 and 2002, respectively                   38,964,575               73,058,577
Series D preferred units, par value $100: 500,000 units issued and
     outstanding at December 31, 2003 and 2002, respectively                                 49,157,977               49,157,977
Series E preferred units, par value $100: 700,000 units issued, 300,000 and
     700,000 units outstanding at December 31, 2003 and 2002, respectively                   29,237,820               68,221,579
Series F preferred units, par value $100: 240,000 units issued and
     outstanding at December 31, 2003 and 2002, respectively                                 23,365,799               23,365,799
General partner; Series 3 cumulative redeemable preferred units, par value $0.01:
     300,000 units issued and outstanding at December 31, 2003;
     liquidation preference $250                                                             75,000,000                        -
General partner; 59,907,957 and 60,007,436 units outstanding
     at December 31, 2003 and 2002, respectively                                          1,205,803,000            1,221,720,073
Limited partners; 1,318,625 and 1,504,458 units outstanding
     at December 31, 2003 and 2002, respectively                                             26,544,594               30,629,974
Accumulated other comprehensive income                                                          174,747                        -
                                                                                      ------------------        -----------------
     Total partners' capital                                                              1,531,048,232            1,627,753,699
                                                                                      ------------------        -----------------

Commitments and contingencies (notes 10 and 11)
                                                                                    $     3,098,228,713            3,068,927,866
                                                                                      ==================        =================

See accompanying notes to consolidated financial statements.

                                                   REGENCY CENTERS, L.P.
                                         Consolidated Statements of Operations
                                   For the Years ended December 31, 2003, 2002 and 2001

                                                                               2003                  2002                2001
                                                                               ----                  ----                ----
Revenues:
    Minimum rent  (note 10)                                             $    275,449,673           262,720,557          239,229,405
    Percentage rent                                                            4,536,446             5,173,575            5,610,973
    Recoveries from tenants                                                   79,939,958            75,385,175           67,083,565
    Management fees and commissions                                            6,418,937             4,616,916            3,436,821
    Equity in income of investments in
    real estate partnerships                                                  11,276,409             5,764,909            3,439,397
                                                                          ---------------       ---------------      ---------------
    Total revenues                                                           377,621,423           353,661,132          318,800,161
                                                                          ---------------       ---------------      ---------------

Operating expenses:
    Depreciation and amortization                                             74,741,180            67,845,443           60,471,535
    Operating and maintenance                                                 53,207,353            49,554,740           44,362,263
    General and administrative                                                24,229,199            22,756,590           19,785,521
    Real estate taxes                                                         39,754,998            37,705,837           34,520,818
    Other expenses                                                             4,993,051            (1,801,588)           5,131,802
                                                                          ---------------       ---------------      ---------------
    Total operating expenses                                                 196,925,781           176,061,022          164,271,939
                                                                          ---------------       ---------------      ---------------

Other expense (income)
    Interest expense, net of interest income of $2,355,940, $2,334,329
        and $5,571,304 in 2003, 2002 and 2001, respectively                   84,017,406            84,222,269           67,598,029
    Gain on sale of operating properties and properties in development       (48,717,043)          (20,904,828)         (28,757,294)
    Provision for loss on operating and development properties                 1,249,175             1,070,000            1,595,136
    Other income  (note 5)                                                             -            (2,383,524)                   -
                                                                          ---------------       ---------------      ---------------
    Total other expense                                                       36,549,538            62,003,917           40,435,871
                                                                          ---------------       ---------------      ---------------

    Income before minority interests                                         144,146,104           115,596,193          114,092,351

Minority interest of limited partners                                           (501,260)             (492,137)            (721,090)
                                                                          ---------------       ---------------      ---------------

    Income from continuing operations                                        143,644,844           115,104,056          113,371,261

Discontinued operations:
    Operating income from discontinued operations                              3,660,271            15,193,504           23,324,956
    Gain on sale of operating properties and properties in development        16,354,523            16,498,759                    -
                                                                          ---------------       ---------------      ---------------
    Income from discontinued operations                                       20,014,794            31,692,263           23,324,956
                                                                          ---------------       ---------------      ---------------

          Net income                                                         163,659,638           146,796,319          136,696,217

Preferred unit distributions and original issue costs                        (34,001,261)          (33,475,008)         (33,475,007)
                                                                          ---------------       ---------------      ---------------

          Net income for common unit holders                            $    129,658,377           113,321,311          103,221,210
                                                                          ===============       ===============      ===============

Income per common unit - basic (note 8):
    Continuing operations                                               $           1.80                  1.32                 1.30
    Discontinued operations                                             $           0.33                  0.53                 0.40
                                                                          ---------------       ---------------      ---------------
          Net income for common unit holders per unit                   $           2.13                  1.85                 1.70
                                                                          ===============       ===============      ===============

Income per common unit - diluted (note 8):
    Continuing operations                                               $           1.79                  1.32                 1.30
    Discontinued operations                                             $           0.33                  0.52                 0.39
                                                                          ---------------       ---------------      ---------------
          Net income for common unit holders per unit                   $           2.12                  1.84                 1.69
                                                                          ===============       ===============      ===============

See accompanying notes to consolidated financial statements.

                                                                    REGENCY CENTERS, L.P.
                                                    Consolidated Statements of Changes in Partners' Capital
                                                      For the Years Ended December 31, 2003, 2002 and 2001

                                                                  General                           Accumulated
                                                                  Partner                              Other             Total
                                              Series A-F       Preferred and        Limited         Comprehensive      Partners'
                                            Preferred Units    Common Units         Partner           Income            Capital
                                            ---------------    ------------         -------           ------            -------

Balance at December 31, 2000                   375,407,777      1,225,414,966        30,409,370               -      1,631,232,113
Net income                                      33,475,007        100,664,207         2,557,003               -        136,696,217
Costs from the issuance of
  preferred units                                   (4,125)                 -                 -               -             (4,125)
Cash distributions for dividends                                 (117,825,613)       (3,038,012)                      (120,863,625)
Preferred unit distribution                    (33,475,007)                 -                 -               -        (33,475,007)
Units issued to acquire limited
  partners' interest in
  consolidated partnerships                              -                  -         4,383,468               -          4,383,468
Units converted for cash                                 -                  -          (110,487)              -           (110,487)
Common Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                     -          8,162,261                 -               -          8,162,261
Common Units exchanged for common
  stock of Regency                                       -          3,220,453        (3,220,453)              -                  -
Units issued for acquisition
  of real estate or investments in
  real estate partnerships                               -             43,196           498,688               -            541,884
Reallocation of limited partners'
  interest                                               -           (628,614)          628,614               -                  -
                                            ---------------   ----------------   ---------------   -------------  -----------------
Balance at December 31, 2001             $     375,403,652      1,219,050,856        32,108,191               -      1,626,562,699
Net income                                      33,475,008        110,524,668         2,796,643               -        146,796,319
Cash distributions for dividends                         -       (121,828,367)       (3,157,241)              -       (124,985,608)
Preferred unit distribution                    (33,475,008)                 -                 -               -        (33,475,008)
Purchase of Regency stock and
  corresponding units                                    -         (2,725,000)                -               -         (2,725,000)
Units converted for cash                                 -                  -           (83,232)              -            (83,232)
Common Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                     -         15,663,529                 -               -         15,663,529
Common Units exchanged for common
  stock of Regency                                       -          1,287,607        (1,287,607)              -                  -
Reallocation of limited partners'
  interest                                               -           (253,220)          253,220               -                  -
                                            ---------------   ----------------   ---------------   -------------  -----------------
Balance at December 31, 2002             $     375,403,652      1,221,720,073        30,629,974               -      1,627,753,699
Net income                                      29,826,131        130,789,495         3,044,012               -        163,659,638
Change in fair value of derivative
  instruments                                            -                  -                 -         174,747            174,747
                                                                                                                  -----------------
Total comprehensive income                               -                  -                 -               -        163,834,385
Redemption of preferred units                 (151,877,761)                                   -               -       (151,877,761)
Cash distributions for dividends                         -       (124,878,147)       (2,900,245)              -       (127,778,392)
Preferred unit distribution                    (29,826,131)        (4,175,130)                -               -        (34,001,261)
Purchase of Regency stock and
  corresponding units                                            (150,501,884)                -               -       (150,501,884)
Units converted for cash                                 -                  -        (1,793,502)              -         (1,793,502)
Series 3 Preferred units issued                          -         75,000,000                 -               -         75,000,000
Common Units issued as a result of
  common stock issued by Regency,
  net of repurchases                                     -        130,412,948                 -               -        130,412,948
Common Units exchanged for common
  stock of Regency                                       -          3,616,700        (3,616,700)              -                  -
Reallocation of limited partners'
  interest                                               -         (1,181,055)        1,181,055               -                  -
                                            ---------------   ----------------   ---------------   -------------  -----------------
Balance at December 31, 2003             $     223,525,891      1,280,803,000        26,544,594         174,747      1,531,048,232
                                            ===============   ================   ===============   =============  =================


See accompanying notes to consolidated financial statements.

                                                          REGENCY CENTERS, L.P.
                                                 Consolidated Statements of Cash Flows
                                          For the Years Ended December 31, 2003, 2002 and 2001

                                                                            2003                 2002                  2001
                                                                            ----                 ----                  ----
Cash flows from operating activities:
    Net income                                                       $    163,659,638          146,796,319           136,696,217
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                    75,022,774           74,416,757            67,505,587
          Deferred loan cost and debt premium amortization                  1,099,418            1,635,944             1,136,734
          Services provided by Regency in exchange for Common Units        11,326,866            9,517,193             6,217,572
          Minority interest of limited partners                               501,260              492,137               721,090
          Equity in income of investments in real estate partnerships     (11,276,409)          (5,764,909)           (3,439,397)
          Gain on sale of operating properties                            (25,060,219)          (6,150,379)             (699,376)
          Provision for loss on operating and development properties        1,968,520            4,369,480             1,595,136
          Other income                                                              -           (2,383,524)                    -
          Distributions from operations of investments in real estate
                partnerships                                               14,760,470            5,522,475             1,801,340
          Changes in assets and liabilities:
              Tenant receivables                                           (6,590,005)            (863,731)           (9,304,128)
              Deferred leasing costs                                      (11,021,273)         (12,917,755)          (11,691,159)
              Other assets                                                  1,244,179          (10,885,722)           (4,213,411)
              Accounts payable and other liabilities                       11,734,677          (15,795,052)              303,740
              Tenants' security and escrow deposits                           510,420              698,881              (771,305)
                                                                       ---------------       --------------        --------------
                 Net cash provided by operating activities                227,880,316          188,688,114           185,858,640
                                                                       ---------------       --------------        --------------

Cash flows from investing activities:
     Acquisition and development of real estate                          (456,516,480)        (335,999,241)         (348,539,784)
     Proceeds from sale of real estate investments                        237,033,325          427,807,492           144,984,022
     Repayment of notes receivable, net                                   117,642,782           37,363,312            67,582,696
     Investments in real estate partnerships                              (14,881,018)         (46,018,670)          (43,146,334)
     Distributions received from investments in real estate
                partnerships                                               20,482,953           11,784,071            15,010,552
                                                                       ---------------       --------------        --------------
                 Net cash (used in) provided by investing activities      (96,238,438)          94,936,964          (164,108,848)
                                                                       ---------------       --------------        --------------

Cash flows from financing activities:
     Net proceeds from the issuance of Regency stock and
           Common units                                                   127,428,166            9,932,137                65,264
     Repurchase of Regency stock and corresponding Common Units          (150,501,884)          (2,725,000)             (155,381)
     Redemption of preferred partnership units                           (155,750,000)                   -                     -
     Cash paid for conversion of common Units by limited partner           (1,793,502)             (83,232)             (110,487)
     Net distributions to limited partners in consolidated partnerships   (10,675,890)            (384,000)           (5,354,985)
     Distributions to preferred unit holders                              (30,129,022)         (33,475,008)          (33,475,007)
     Cash distributions for dividends                                    (127,778,392)        (124,985,608)         (120,863,625)
     Net proceeds from issuance of Series 3 preferred units                72,294,967                    -                     -
     Net proceeds from fixed rate unsecured notes                                   -          249,625,000           239,582,400
     Additional costs from issuance of preferred units                              -                    -                (4,125)
     Proceeds (repayment) of unsecured line of credit, net                115,000,000         (294,000,000)          (92,000,000)
     Proceeds from notes payable                                           30,821,695            7,082,128                     -
     Repayment of notes payable, net                                      (13,485,327)         (58,306,361)          (67,273,620)
     Scheduled principal payments                                         (13,453,217)          (5,629,822)           (6,146,318)
     Deferred loan costs                                                     (198,179)          (2,081,247)           (9,148,539)
                                                                       ---------------       --------------        --------------
                 Net cash used in financing activities                   (158,220,585)        (255,031,013)          (94,884,423)
                                                                       ---------------       --------------        --------------

                 Net (decrease) increase in cash and cash equivalents     (26,578,707)          28,594,065           (73,134,631)

Cash and cash equivalents at beginning of the year                         56,447,329           27,853,264           100,987,895
                                                                       ---------------       --------------        --------------

Cash and cash equivalents at end of the year                         $     29,868,622           56,447,329            27,853,264
                                                                       ===============       ==============        ==============

                                                     REGENCY CENTERS, L.P.
                                            Consolidated Statements of Cash Flows
                                    For the Years Ended December 31, 2003, 2002 and 2001
                                                           continued

                                                                            2003                 2002                  2001
                                                                            ----                 ----                  ----

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $13,105,955,
   $13,752,848 and $21,195,419 in 2003, 2002 and 2001,
   respectively)                                                     $     84,666,097           78,450,117            67,546,988
                                                                       ===============       ==============        ==============

Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate            $     15,341,889           46,747,196             8,120,912
                                                                       ===============       ==============        ==============

Notes receivable taken in connection with sales of operating
   properties and properties in development                          $    131,793,820           61,489,247            33,663,744
                                                                       ===============       ==============        ==============

Real estate contributed as investments in real estate partnerships   $     24,099,919           29,485,749            12,418,278
                                                                       ===============       ==============        ==============

Mortgage debt assumed by purchaser on sale of real estate            $     13,557,263            4,569,703                     -
                                                                       ===============       ==============        ==============

Exchangeable operating partnership units and common stock
   issued for the acquisition of partners' interest in
   investments in real estate partnerships                           $              -                    -             9,754,225
                                                                       ===============       ==============        ==============

See accompanying notes to consolidated financial statements.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

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

                  The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. At December 31, 2003, Regency owns approximately 98% of the outstanding common units of the Partnership.

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

                  Substantially all of the lease agreements contain provisions that grant additional rents based on tenants' sales volume (contingent or percentage rent) and reimbursement of the tenants' share of real estate taxes and certain common area maintenance ("CAM") costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes and CAM costs are recognized as the respective costs are incurred in accordance with their lease agreements.

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

                  The Partnership has been engaged by joint ventures to provide asset and property management services for their shopping centers. The fees are market based and generally calculated as a percentage of revenues earned and the estimated values of the properties and recognized as services are provided.

                           Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

         (c)      Real Estate Investments

                  Land, buildings and improvements are recorded at cost. All direct and indirect costs related to development activities are capitalized. Included in these costs are interest and real estate taxes incurred during construction as well as estimates for the portion of internal costs that are incremental, and deemed directly or indirectly related to development activity. Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

                  The Partnership allocates the purchase price of acquired properties to land, buildings, and identifiable intangible assets based on their respective fair values. Management uses various methods to determine the fair value of acquired land and buildings, including replacement cost, discounted cash flow analysis, and comparable sales. Identifiable intangibles include amounts allocated to acquired leases for rental rates that are above or below market and the value of in-place leases. Intangibles related to in place leases are amortized over the weighted average life of the leases. Intangibles related to below market rate leases are amortized to minimum rent over the remaining terms of the underlying leases.

                  On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). In accordance with Statement 144, operating properties held for sale includes only those properties available for immediate sale in their present condition and for which management believes it is probable that a sale of the property will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held for sale period.

                  The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Regency determines whether impairment has occurred by comparing the property's carrying value to an estimate of the future undiscounted cash flows. In the event impairment exists, assets are adjusted to fair value, for held and used assets, and fair value less costs to sell, for held for sale assets. During 2003, 2002 and 2001, the Partnership recorded a provision for loss of $2.0 million, $4.4 million, and $1.6 million, respectively, to adjust operating properties to their estimated fair value. The fair values of the operating properties were determined by using prices for similar assets in their respective markets. The provision for loss on properties subsequently sold has been reclassified to discontinued operations.

                  The Partnership's properties generally have operations and cash flows that can be clearly distinguished from the rest of the Partnership. In accordance with Statement 144, the operations and gains on sales reported in discontinued operations include those operating properties and properties in development that have been sold and for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Partnership will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties sold to real estate partnerships in which the Partnership has some continuing involvement are included in income from continuing operations.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

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

                  Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

                  The net book basis of real estate assets exceeds the tax basis by approximately $113 million and $115 million at December 31, 2003 and 2002, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

                  The following summarizes the tax status of dividends paid during the years ended December 31 (unaudited):

                                                         2003           2002            2001
                                                         ----           ----            ----
                  Dividend per share               $         2.08           2.04            2.00
                  Ordinary income                          74.04%         71.00%          83.00%
                  Capital gain                               .49%          1.00%           3.00%
                  Return of capital                        12.84%         22.00%          13.00%
                  Unrecaptured Section
                    1250 gain                               7.16%          4.00%           1.00%
                  Qualified 5-year gain                         -          2.00%               -
                  Post-May 5 gain                           5.47%              -               -

                  The Partnership and Regency Realty Group, Inc., ("RRG"), a wholly-owned subsidiary of the Partnership, jointly elected for RRG to be treated as a Taxable REIT Subsidiary of the Partnership as defined in Section 856(l) of the Code. Such election is not expected to impact the tax treatment of either the Partnership or RRG.

                  RRG is subject to federal and state income taxes and files separate tax returns. RRG recognized a provision (benefit) for income taxes of $2.9 million, ($391,400), and $2 million in 2003, 2002 and 2001, respectively.

         (e)      Deferred Costs

                  Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership's shopping centers. Net deferred leasing costs were $28.0 million and $25.7 million at December 31, 2003 and 2002, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $7.8 million and $10.9 million at December 31, 2003 and 2002, respectively.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

         (f)      Earnings per Unit and Treasury Stock

                  Basic net income per unit is computed based upon the weighted average number of common units outstanding during the year. Diluted net income per unit also includes common unit equivalents for stock options, exchangeable operating partnership units, and preferred stock when dilutive. See note 8 for the calculation of earnings per unit.

                  Repurchases of the Company's common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statements of stockholders' equity. Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

       (g)        Cash and Cash Equivalents

                  Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. Cash distributions of normal operating earnings from investments in real estate partnerships and cash received from the sales of development properties are included in cash flows from operations in the consolidated statements of cash flows.

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

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Partnership will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), for stock-based compensation and to furnish the pro forma disclosures as required under Statement 148. See note 9 for further discussion of stock options.

                           Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

         (i)      Stock-Based Compensation (continued)

                  The Company has a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At December 31, 2003, there were approximately 4.61 million shares available for grant under the Plan either through options or restricted stock of which 2.36 million shares are limited to common stock awards other than stock options. The Plan also limits outstanding awards to no more than 12% of outstanding common stock. Stock options, granted under the Plan, are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year lives, contain vesting terms of one to five years from the date of grant and may have certain dividend equivalent rights. Restricted stock granted under the Plan, generally vests over a period of four years, although certain grants cliff vest after eight years, but contain a provision that allows for accelerated vesting over a shorter term if certain performance criteria are met. Compensation expense is measured at the grant date and recognized ratably over the vesting period. The Partnership considers the likelihood of meeting the performance criteria in determining the amount to expense on a periodic basis. In general, such criteria have been met, thus expense is recognized at a rate commensurate with the actual vesting period. Restricted stock grants also have certain dividend equivalent rights under the Plan, which are expensed in a manner similar to the underlying stock.

                  The following table represents restricted stock granted during the respective years:

                                                             2003              2002              2001
                                                             ----              ----              ----
                     Fair value of stock at
                       date of grant              $         39.97              31.27             26.40

                     4-year stock grants                   219,787            232,758           222,508
                     8-year stock grants                    64,649            103,592           106,452
                                                      ------------------- ---------------- ------------------
                       Total stock grants                  284,436            336,350           328,960
                                                      =================== ================ ==================

                  The 4-year stock grants vest at the rate of 25% per year and the 8-year stock grants cliff vest after eight years, but have the ability to accelerate vesting under the terms described above. Based upon restricted stock vesting in 2003, 2002 and 2001, the Partnership recorded compensation expense of $7.5 million, $5.6 million and $2.5 million, respectively, for restricted stock. During 2003, 2002 and 2001, the Partnership recorded compensation expense for dividend equivalents of $3.5 million, $3.2 million, and $3.1 million respectively, for undistributed restricted stock and unexercised stock options.

                  In previous years, as part of the Plan, the Company structured stock purchase plans ("SPP loans") whereby executives could acquire common stock at fair market value by investing their own capital in combination with loans provided by Regency. These interest-bearing, full recourse loans were secured by stock, which was held as collateral by Regency. These loans provided for partial forgiveness of the unpaid principal balance over time based upon specified performance criteria and the passage of time. The Company ceased making these types of loans after 1998 and has not originated any new personal loans to employees since that date. Effective September 30, 2002, all participants agreed to repay the entire balance of their loans outstanding with a portion of the common shares held as collateral, valued at fair market value as of September 30, 2002. The Company, in return, granted the participants 45,195 shares of restricted stock with a fair value of $31.00 and stock options to provide them with the same level of compensation benefits that they would have received under existing agreements for specified forgiveness amounts. These grants were made in accordance with the existing Plan. During 2002, $240,491 of unpaid principal was repaid in cash, $6 million was repaid through the surrendering of shares held as collateral, and $575,741 was forgiven and recorded as compensation expense.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

         (i)      Stock-Based Compensation (continued)

                  The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted in the respective year:

                                                                         2003         2002           2001
                                                                         ----         ----           ----
                    Per share weighted average fair value
                      of stock options                            $      2.23         1.94           2.32
                    Expected dividend yield                              5.5%         6.8%           7.3%
                    Risk-free interest rate                              2.2%         2.0%           5.2%
                    Expected volatility                                 16.0%        19.1%          20.0%
                    Expected life in years                                2.4          2.5            6.0

                  The Partnership applies Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Partnership determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Partnership's net income for common unit holders would have been reduced to the pro forma amounts indicated below (in thousands except per unit data):

                                                                         2003           2002          2001
                                                                         ----           ----          ----
              Net income for common unit holders
                as reported:                                         $  129,658        113,321       103,221
              Add:  stock-based employee compensation
                expense included in reported net income                  11,327          9,517         6,218
              Deduct:  total stock-based employee
                compensation expense determined under
                fair value based methods for all awards                  15,455         13,470        7,141
                                                                      --------------------------------------------
              Pro forma net income                                   $  125,530        109,368       102,298
                                                                      ============================================
                Earnings per unit:
                  Basic - as reported                                $     2.13           1.85          1.70
                                                                      ============================================
                  Basic - pro forma                                  $     2.06           1.78          1.68
                                                                      ============================================
                  Diluted - as reported                              $     2.12           1.84          1.69
                                                                      ============================================
                  Diluted - pro forma                                $     2.05           1.77          1.68
                                                                      ============================================

         (j)      Consolidation of Variable Interest Entities

                  In December 2003, the FASB issued Interpretation No. 46 ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Partnership did not create any variable interest entities after January 31, 2003. The Partnership has analyzed the applicability of this interpretation to its structures created before February 1, 2003 and does not believe its adoption will have a material effect on the results of operations.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

         (k)      Segment Reporting

                  The Partnership's business is investing in retail shopping centers through direct ownership or through joint ventures. The Partnership actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties, or developments not meeting its long-term investment objectives. The proceeds of sales are invested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management's intent that all retail shopping centers will be owned or developed for investment purposes. The Partnership's revenue and net income are generated from the operation of its investment portfolio. The Partnership will also earn incidental fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

                  The Partnership's portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Partnership reviews operating and financial data for each property on an individual basis, therefore, the Partnership defines an operating segment as its individual properties. No individual property constitutes more than 10% of the Partnership's combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 10% or more of revenue and none of the shopping centers are located outside the United States.

         (l)      Derivative Financial Instruments

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

         (m) Financial Instruments with Characteristics of Both Liabilities and Equity

                  In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners' interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

         (m) Financial Instruments with Characteristics of Both Liabilities and Equity (continued)

                  indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Partnership's consolidated statements of operations for the year ended December 31, 2003.

                  At December 31, 2003, the Partnership held a majority interest in five consolidated entities with specified termination dates ranging from 2012 to 2049. The minority owners' interests in these entities are to be settled upon termination by distribution of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $8.5 million at December 31, 2003 as compared to the carrying value of $4.7 million. The Partnership has no other financial instruments that currently are affected by Statement 150.

         (n)      Reclassifications

                  Certain reclassifications have been made to the 2002 and 2001 amounts to conform to classifications adopted in 2003.

2.       Discontinued Operations

         During 2003, the Partnership sold 100% of its interest in 14 operating properties for proceeds of $103.7 million and the combined operating income and gain of $20.0 million on these sales are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2003 and 2002, as well as operating properties held for sale, were $8.7 million, $34.8 million and $41.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The operating income from these properties was $3.7 million, $15.2 million and $23.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

3.       Real Estate Investments

         During 2003, the Partnership acquired four operating properties from third parties for $75.4 million. During 2002, the Partnership acquired five operating properties for $106.7 million. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition. Acquisitions (either individually or in the aggregate) were not significant to the operations of the Partnership in the periods in which they were acquired or the period preceding the acquisition.

         The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership's combined investment in these partnerships was $140.5 million and $125.5 million at December 31, 2003 and 2002, respectively. Net income, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

3.       Real Estate Investments (continued)

         The Partnership has a 25% equity interest in Macquarie CountryWide-Regency, LLC ("MCWR"), a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During 2003, MCWR acquired 12 shopping centers from the Partnership for $232.9 million, for which the Partnership received cash of $79.4 million, and notes receivable of $95.3 million. During 2003, MCWR repaid $69.3 million of the notes and in February 2004, MCWR repaid an additional $10.5 million. The note receivable has an interest rate of LIBOR plus 1.5% and matures on March 31, 2004. MCWR is currently in the process of placing third party, fixed-rate mortgages on certain properties, the proceeds of which will be used to repay the remaining balance of $15.5 million. The Partnership recognized gains on these sales of $25.7 million recorded as gain on sale of operating properties and properties in development. During 2002, MCWR acquired 11 shopping centers from the Partnership for $145.2 million, for which the Partnership received net proceeds of $83.8 million and a note receivable of $25.1 million. MCWR repaid the note receivable during 2003. The Partnership recognized gains on these sales of $11.1 million. During 2003, MCWR sold two shopping centers to third parties for $20.1 million.

         The Partnership also has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with the Oregon State Treasury that was formed for the purpose of investing in retail shopping centers. During 2003, Columbia acquired two shopping centers from third parties that will have a total investment at completion of $39.1 million and sold one shopping center to a third party for $46.2 million with a gain of $9.3 million. During 2002, Columbia acquired one shopping center from the Partnership for $19.5 million, for which the Partnership received cash of $15.6 million.

         Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia and MCWR intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Partnership. For those properties acquired from third parties, the Partnership is required to contribute its pro-rata share of the purchase price to the partnership.

         With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning retail based commercial real estate.

         The Partnership's investments in real estate partnerships as of December 31, 2003 and 2002 consist of the following (in thousands):

                                                            Ownership                 2003          2002
                                                                                      ----          ----

       Columbia Regency Retail Partners, LLC                     20%            $       40,267        42,413
       Macquarie CountryWide-Regency, LLC                        25%                    39,071        22,281
       RRG-RMC Tracy, LLC                                        50%                    23,529        23,269
       OTR/Regency Texas Realty Holdings, L.P.                   30%                    16,090        15,992
       Tinwood, LLC                                              50%                    10,397        10,983
       Regency Woodlands/Kuykendahl, Ltd.                        50%                     5,374         7,973
       Jog Road, LLC                                             50%                     3,014
                                                                                                       2,571
       Hermosa Venture 2002, LLC                                 27%                     2,754             -
                                                                                  ------------- -------------
                                                                                $      140,496       125,482
                                                                                  ============= =============

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

3.       Real Estate Investments (continued)

         Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                                       December 31,            December 31,
                                                                           2003                    2002
                                                                           ----                    ----
       Balance Sheet:
       Investment in real estate, net                           $           727,530               553,118
       Other assets                                                          84,660
                                                                                                   15,721
                                                                    ----------------     -----------------
             Total assets                                       $           812,190               568,839
                                                                    ================     =================

       Notes payable                                            $           322,238               167,071
       Other liabilities                                                     14,102                10,386
       Equity and partners' capital                                         475,850               391,382
                                                                    ----------------     -----------------
             Total liabilities and equity                       $           812,190               568,839
                                                                    ================     =================

         Unconsolidated partnerships and joint ventures had notes payable of $322.2 million at December 31, 2003 and the Partnership's proportionate share of these loans was $74.4 million. The Partnership does not guarantee any debt of these partnerships beyond our ownership percentage.

         The revenues and expenses on a combined basis are summarized as follows for the years ended December 31, 2003, 2002 and 2001:


                                                     2003                   2002               2001
                                                     ----                   ----               ----
       Statement of Operations:
       Total revenues                        $        76,157               42,073             24,080
       Total expenses                                 36,555               21,307             13,215
                                                -------------     ----------------    ---------------
            Net income                       $        39,602               20,766             10,865
                                                =============     ================    ===============

4.       Acquired Lease Intangibles

         Effective July 1, 2001, the Partnership adopted FAS 141, "Business Combinations", to account for the acquisition of shopping centers that are considered businesses. In accordance with FAS 141, identifiable intangible assets are valued and recorded at acquisition date. Such intangibles include the value of in-place leases and above or below-market leases.

         Acquired lease intangible assets are net of accumulated amortization of $405,327 and $37,096 at December 31, 2003 and 2002, respectively. These assets have a weighted average amortization period of seven years. The aggregate amortization expense from acquired leases was $368,231 and $37,096 during 2003 and 2002, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $953,964 at December 31, 2003 and have a weighted average amortization period of seven years.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

4.       Acquired Lease Intangibles (continued)

         The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are to be classified as follows:

                                                              Amortization
                       Year Ending December 31,                 Expense                Minimum Rent
                 -------------------------------------      -----------------        ------------------

                                 2004                    $         1,872,917              953,964
                                 2005                              1,872,917              953,964
                                 2006                              1,872,917              953,964
                                 2007                                972,485              953,964
                                 2008                                917,927              953,964

5.       Notes Payable and Unsecured Line of Credit

         The Partnership's outstanding debt at December 31, 2003 and 2002 consists of the following (in thousands):

                                                       2003            2002
                                                       ----            ----
Notes Payable:
    Fixed rate mortgage loans                $         217,001         229,551
    Variable rate mortgage loans                        41,629          24,998
    Fixed rate unsecured loans                         999,147         998,975
                                                --------------- ---------------
          Total notes payable                        1,257,777       1,253,524
Unsecured line of credit                               195,000          80,000
                                                --------------- ---------------
         Total                               $       1,452,777       1,333,524
                                                =============== ===============


         Interest rates paid on the unsecured line of credit (the "Line"), which are based on LIBOR plus .85%, were 1.975% and 2.288% at December 31, 2003 and 2002, respectively. The spread that the Partnership pays on the Line is dependent upon maintaining specific investment grade ratings. The Partnership is required to comply, and is in compliance with, certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes. The Line matures on April 30, 2004, but contains a one-year extension option. The Partnership has executed a commitment with the lead bank under the Line and expects to renew it for a term of three years from the original maturity date.

         Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2023. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.65% to 9.50%.

         In June 2003, the Partnership assumed debt with a fair value of $13.3 million related to the acquisition of a property, which includes a debt premium of $797,303 based upon the above market interest rate of the debt instrument. The debt premium is being amortized over the term of the related debt instrument.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

5.       Notes Payable and Unsecured Line of Credit (continued)

         During 2002, the Partnership extinguished the debt on an operating property for the face amount of the note, resulting in the recognition of a gain of $2.4 million on early extinguishment representing the remaining unamortized premium recorded upon assumption of the debt. The gain has been recorded in other income on the accompanying consolidated statements of operations.

         As of December 31, 2003, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                                             Scheduled
                                                             Principal      Term Loan         Total
              Scheduled Payments by Year                     Payments       Maturities       Payments
              --------------------------                   -------------- --------------- ---------------

              2004 (includes the Line)                  $        5,344        419,340         424,684
              2005                                               3,954        172,915         176,869
              2006                                               3,476         20,783          24,259
              2007                                               2,891         25,690          28,581
              2008                                               2,697         19,618          22,315
              Beyond 5 Years                                    21,119        749,561         770,680
              Unamortized debt premiums                              -          5,389           5,389
                                                           ------------ -------------- ---------------
                   Total                                $       39,481      1,413,296       1,452,777
                                                           ============ ============== ===============

6.       Derivative Financial Instruments


         The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

         In July and September, 2003, the Partnership entered into two forward-starting interest rate swaps of $96.5 million and $47.7 million, respectively. The Partnership designated the $144.2 million swaps as hedges to effectively fix the rate on a refinancing expected in April 2004. The fair value of the swaps was an asset of $174,747 as of December 31, 2003, and is recorded in other assets in the accompanying balance sheet. The swaps qualify for hedge accounting under Statement 133; therefore, changes in fair value are recorded through other comprehensive income. No hedge ineffectiveness has been incurred or recognized to date on these swaps. Amounts reported in accumulated other comprehensive income related to these swaps will be reclassified to interest expense as interest payments are made on the forecasted refinancing. The Partnership estimates that an additional $13,106 will be reclassified to interest expense in 2004.

7.       Regency's Stockholders' Equity and Partners' Capital

         (a) The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100 per unit. The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after ten years from the date of issuance, the Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

7.       Regency's Stockholders' Equity and Partners' Capital (continued)

         (a) into common stock of the Company. The net proceeds of these offerings were used to reduce the balance of the Line. At December 31, 2003 and 2002 the face value of total Preferred Units issued was $229 million and $384 million, respectively, with an average fixed distribution rate of 8.88% and 8.72%, respectively.

                  During the third quarter of 2003, the Partnership redeemed $80 million of Series A 8.125% Preferred Units which was funded from proceeds from the stock offering completed on August 18, 2003 and described below. At the time of the redemption, $1.2 million of costs related to the preferred units were recognized in the consolidated statements of operations as a component of minority interest of preferred units. During the first quarter of 2003, the Partnership redeemed $35 million of Series C 9% Preferred Units and $40 million of Series E 8.75% Preferred Units. The redemptions were portions of each series and the Partnership paid a 1% premium on the face value of the redeemed units totaling $750,000. At the time of redemption, the premium and $1.9 million of previously deferred costs related to the original preferred units' issuance were recognized in the consolidated statements of operations as a component of minority interest of preferred units. The redemption of the Series C and E units was funded from proceeds from the Line.

                  Terms and conditions of the Preferred Units outstanding as of December 31, 2003 are summarized as follows:

                   Units              Issue              Amount       Distribution       Callable        Exchangeable
   Series       Outstanding           Price           Outstanding         Rate        by Partnership    by Unit holder
-------------------------------------------------------------------------------------------------------------------------

Series B              850,000        100.00             85,000,000       8.750%          09/03/04          09/03/09
Series C              400,000        100.00             40,000,000       9.000%          09/03/04          09/03/09
Series D              500,000        100.00             50,000,000       9.125%          09/29/04          09/29/09
Series E              300,000        100.00             30,000,000       8.750%          05/25/05          05/25/10
Series F              240,000        100.00             24,000,000       8.750%          09/08/05          09/08/10
               ---------------                      ---------------
                    2,290,000                    $     229,000,000
               ===============                      ===============

         (b) On August 18, 2003, we issued 3,600,000 shares of common stock at $35.96 per share in a public offering.

                  Until June 24, 2003, Security Capital Group Incorporated owned 34,273,236 shares, representing 56.6% of Regency's outstanding common stock. On June 24, 2003 Security Capital (1) sold Regency common stock through (a) an underwritten public offering and (b) the sale of 4,606,880 shares to Regency at the public offering price of $32.56 per share and (2) agreed to sell the balance of its Regency shares pursuant to forward sales contracts with underwriters. Security Capital settled all of the forward sales contracts in September and December 2003, and as a result, Security Capital no longer owns any Regency shares. Security Capital terminated its Stockholders Agreement with Regency on June 24, 2003 and is now subject to the same 7% ownership limit in Regency's articles of incorporation that applies to other shareholders.

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

7.       Regency's Stockholders' Equity and Partners' Capital (continued)

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

                             Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

8.       Earnings per Unit

         The following summarizes the calculation of basic and diluted earnings per unit for the three years ended December 31, 2003, 2002 and 2001 (in thousands except per unit data):

                                                                           2003                2002                2001
                                                                           ----                ----                ----
Numerator:
---------
Income from continuing operations                                $          143,645            115,104              113,371
Discontinued operations                                                      20,014             31,692               23,325
                                                                  --------------------     -----------------   ----------------
Net income                                                                  163,659            146,796              136,696
Less:  Preferred unit distributions and
     original issue costs                                                    34,001             33,475               33,475
                                                                  --------------------     -----------------   ----------------
Net income for common unit holders                                          129,658            113,321              103,221
Less:  preferred stock dividends                                                  -              2,276                2,965
                                                                  --------------------     -----------------   ----------------
Net income for common unit holders - basic
    and diluted                                                  $          129,658            111,045              100,256
                                                                  ====================     =================   ================

Denominator:
-----------
Weighted average common units outstanding
    for basic EPU                                                            60,847             59,716               59,058
Incremental units to be issued under common
    stock options using the Treasury method                                     395                378                  216
Convertible series 2 preferred stock                                              -                344                    -
                                                                  --------------------     -----------------   ----------------
Weighted average common units outstanding
    for diluted EPU                                                          61,242             60,438               59,274
                                                                  ====================     =================   ================

Income per common unit - basic
------------------------------
Income from continuing operations                                $             1.80               1.32                 1.30
Discontinued operations                                                         .33                .53                  .40
                                                                  --------------------     -----------------   ----------------
Net income for common unit holders per unit                      $             2.13               1.85                 1.70
                                                                  ====================     =================   ================

Income per common unit - diluted
--------------------------------
Income from continuing operations                                $             1.79               1.32                 1.30
Discontinued operations                                                         .33                .52                  .39
                                                                  --------------------     -----------------   ----------------
Net income for common unit holders per unit                      $             2.12               1.84                 1.69
                                                                  ====================     =================   ================

                              Regency Centers, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

9.       Stock Option Plan

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

         The following table reports stock option activity during the periods indicated:

                                                                                          Weighted
                                                                 Number of                 Average
                                                                  Shares               Exercise Price
                                                              ----------------       --------------------

    Outstanding, December 31, 2000                                  3,590,777     $         23.50
                                                              ----------------       --------------------

      Granted                                                         591,614               25.01
      Forfeited                                                       (79,009)              24.11
      Exercised                                                     (420,420)               21.62
                                                              ----------------       --------------------

    Outstanding, December 31, 2001                                  3,682,962               23.94
                                                              ================       ====================

      Granted                                                       1,710,093               30.19
      Forfeited                                                      (177,819)              24.07
      Exercised                                                    (2,117,376)              23.68
                                                              ----------------       --------------------

    Outstanding, December 31, 2002                                  3,097,860               27.47
                                                              ================       ====================

      Granted                                                       1,622,143               34.97
      Forfeited                                                        (7,789)              22.95
      Exercised                                                    (2,215,924)              27.73
                                                              ----------------       --------------------

    Outstanding, December 31, 2003                                  2,496,290     $         32.13
                                                              ================       ====================

         The following table presents information regarding all options outstanding at December 31, 2003:

                              Weighted
                              Average                                                      Weighted
      Number of              Remaining                      Range of                       Average
       Options              Contractual                     Exercise                       Exercise
     Outstanding          Life (in years)                    Prices                         Price
--------------------------------------------------------------------------------------------------------
         540,669                5.98               $      19.81 - 28.70             $       24.84
         934,266                5.55                      29.40 - 32.88                     31.52
       1,021,355                4.45                      33.37 - 40.00                     36.54
--------------------------------------------------------------------------------------------------------
       2,496,290                5.20               $      19.81 - 40.00             $       32.13
========================================================================================================

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

9.       Stock Option Plan (continued)

         The following table presents information regarding options currently exercisable at December 31, 2003:

                                                                     Weighted
             Number of                  Range of                      Average
              Options                   Exercise                     Exercise
            Exercisable                  Prices                        Price
        ------------------------------------------------------------------------
             401,805              $     19.81 - 28.70             $   24.82
             911,766                    29.40 - 32.88                 31.56
           1,021,355                    33.37 - 40.00                 36.54
        ------------------------------------------------------------------------
           2,334,926              $     19.81 - 40.00             $   32.58
        ========================================================================

10.      Operating Leases

         The Partnership's properties are leased to tenants under operating leases with expiration dates extending to the year 2033. Future minimum rents under noncancelable operating leases as of December 31, 2003, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows (in thousands):

                       Year Ending December 31,                  Amount
                 ----------------------------------------------------------

                                 2004                    $         268,020
                                 2005                              257,485
                                 2006                              223,650
                                 2007                              190,663
                                 2008                              156,164
                              Thereafter                            47,564
                                                            ---------------

                                Total                    $       1,143,546
                                                            ===============

         The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented 10% or more of the Partnership's combined minimum rent.

11.      Contingencies

         The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership's consolidated financial position, results of operations or liquidity.

                              REGENCY CENTERS, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

12.      Market and Dividend Information (Unaudited)

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 7,000 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 2003 and 2002:

                                              2003                                              2002
                           -------------------------------------------      ---------------------------------------------
                                                             Cash                                              Cash
      Quarter                   High           Low        Dividends             High            Low          Dividends
       Ended                   Price          Price        Declared             Price          Price         Declared
-------------------------------------------------------------------------------------------------------------------------

March 31                $      33.53          30.40          .52                29.50          26.88            .51
June 30                        35.72          32.41          .52                31.03          27.82            .51
September 30                   36.95          34.09          .52                31.85          25.22            .51
December 31                    40.43          35.56          .52                32.40          28.92            .51

13.      Summary of Quarterly Financial Data (Unaudited)

         Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2003 and 2002 (amounts in thousands, except per unit data):

                                                              First         Second        Third         Fourth
                                                             Quarter       Quarter       Quarter       Quarter
                                                             -------       -------       -------       --------
       2003:
       Revenues as originally reported                 $        95,119        94,041        94,847        99,226
       Reclassified to discontinued operations                  (2,711)       (1,691)       (1,210)            -
                                                          ------------- ------------- ------------- -------------
         Adjusted Revenues                             $        92,408        92,350        93,637        99,226
                                                          ------------- ------------- ------------- -------------

       Net income for common unit holders              $        18,361        26,287        30,519        54,491
                                                          ============= ============= ============= =============
       Net income per unit:
         Basic                                         $           .30           .43           .52           .89
                                                          ============= ============= ============= =============
         Diluted                                       $           .30           .42           .51           .89
                                                          ============= ============= ============= =============

       2002:
       Revenues as originally reported                 $        93,623        93,949        97,320        95,567
       Reclassified to discontinued operations                  (9,862)       (7,635)       (6,520)       (2,781)
                                                          ------------- ------------- ------------- -------------
         Adjusted Revenues                             $        83,761        86,314        90,800        92,786
                                                          ------------- ------------- ------------- -------------

       Net income for common unit holders              $        25,927        23,572        28,139        35,683
                                                          ============= ============= ============= =============
       Net income per unit:
         Basic                                         $           .42           .38           .46           .58
                                                          ============= ============= ============= =============
         Diluted                                       $           .42           .38           .46           .58
                                                          ============= ============= ============= =============

The Unit holders of Regency Centers, L.P. and the Board of Directors of Regency Centers Corporation:


Under date of March 8, 2004, we reported on the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page F-1 of the annual report on Form 10-K for the year 2003. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                  /s/ KPMG LLP




Jacksonville, Florida
March 8, 2004

                                                                      REGENCY CENTERS CORPORATION

                                                         Combined Real Estate and Accumulated Depreciation
                                                                         December 31, 2003

                                            Initial Cost                                                    Total Cost
                                  ------------------------------ Cost Capitalized  ---------------------------------------------
                                                   Building &     Subsequent to                   Building &    Properties held
                                      Land        Improvements    Acquisition          Land       Improvements     for Sale
                                  --------------  -------------- --------------    -------------- --------------  -----------  -

ALDEN BRIDGE                         12,936,975      10,145,890      1,020,729      12,936,975     11,166,619            -
ANTHEM MARKETPLACE                    6,845,971      13,563,458       (159,999)      6,846,031     13,403,399            -
ARAPAHO VILLAGE                         837,148       8,031,688        386,130         837,148      8,417,818            -
ASHBURN FARM MARKET CENTER            9,868,511       5,037,198       (300,146)      9,835,091      4,770,472            -
ASHFORD PLACE                         2,803,998       9,943,994       (398,876)      2,583,998      9,765,118            -
AVENTURA SHOPPING CENTER              2,751,094       9,317,790        884,391       2,751,094     10,202,181            -
BECKETT COMMONS                       1,625,242       5,844,871      4,817,423       1,625,242     10,662,294            -
BENEVA VILLAGE SHOPS                  2,483,547       8,851,199        792,262       2,483,547      9,643,461            -
BERKSHIRE COMMONS                     2,294,960       8,151,236        226,119       2,294,960      8,377,355            -
BETHANY PARK PLACE                    4,604,877       5,791,750       (243,141)      4,289,877      5,863,609            -
BLOOMINGDALE                          3,861,759      14,100,891        542,013       3,861,759     14,642,904            -
BLOSSOM VALLEY                        7,803,568      10,320,913        198,069       7,803,568     10,518,982            -
BOLTON PLAZA                          2,660,227       6,209,110      1,547,135       2,634,664      7,781,808            -
BOULEVARD CENTER                      3,659,040       9,658,227        615,748       3,659,040     10,273,975            -
BOYNTON LAKES PLAZA                   2,783,000      10,043,027      1,339,353       2,783,000     11,382,380            -
BRIARCLIFF LA VISTA                     694,120       2,462,819        690,587         694,120      3,153,406            -
BRIARCLIFF VILLAGE                    4,597,018      16,303,813      8,081,005       4,597,018     24,384,818            -
BUCKHEAD COURT                        1,737,569       6,162,941      1,773,619       1,627,569      8,046,560            -
BUCKLEY SQUARE                        2,970,000       5,126,240        262,414       2,970,000      5,388,654            -
CAMBRIDGE SQUARE SHOPPING CTR           792,000       2,916,034      1,364,294         792,000      4,280,328            -
CARMEL COMMONS                        2,466,200       8,903,187      3,249,881       2,466,200     12,153,068            -
CARRIAGE GATE                           740,960       2,494,750      1,802,664         740,960      4,297,414            -
CASA LINDA PLAZA                      4,515,000      30,809,330        480,093       4,515,000     31,289,423            -
CHAMPIONS FOREST                      2,665,875       8,678,603        162,401       2,665,875      8,841,004            -
CHASEWOOD PLAZA                       1,675,000      11,390,727     13,512,276       4,842,921     21,735,082            -
CHERRY GROVE                          3,533,146      12,710,297      2,460,235       3,533,146     15,170,532            -
CHERRY PARK MARKET                    2,400,000      16,162,934        633,153       2,400,000     16,796,087            -
CHERRY STREET CENTER                  2,850,727       4,102,215       (239,290)      2,597,996      4,115,656            -
CHESHIRE STATION                     10,181,822       8,442,783       (220,924)     10,106,695      8,296,986            -
CLAYTON VALLEY                       14,646,174       9,012,777              -      14,646,174      9,012,777            -
COCHRAN'S CROSSING                   13,154,094      10,065,783      2,194,752      13,154,192     12,260,437            -
COOPER STREET                         2,078,891      10,682,189         43,933       2,078,891     10,726,122            -
COSTA VERDE                          12,740,000      25,261,188        407,252      12,740,000     25,668,440            -
COURTYARD SHOPPING CENTER             1,761,567       4,187,039        (82,028)      5,866,578              -            -
CREEKSIDE PHASE II                      390,802       1,397,415        678,114         370,527      2,095,804            -
CROMWELL SQUARE                       1,771,892       6,285,288        491,826       1,771,892      6,777,114            -
CUMMING 400                           2,374,562       8,420,776        694,554       2,374,562      9,115,330            -
DELK SPECTRUM                         2,984,577      11,048,896        199,073       2,984,577     11,247,969            -
DIABLO PLAZA                          5,300,000       7,535,866        361,511       5,300,000      7,897,377            -
DICKSON TN                              675,000       1,568,495              -         675,000      1,568,495
DUNWOODY HALL                         1,819,209       6,450,922      5,619,288       2,528,599     11,360,820            -
DUNWOODY VILLAGE                      2,326,063       7,216,045      8,093,017       3,335,614     14,299,511            -
EAST POINTE                           1,868,120       6,742,983        114,121       1,730,114      6,995,110            -
EAST PORT PLAZA                       3,257,023      11,611,363     (1,820,074)      3,257,023      9,791,289            -
ECHELON VILLAGE PLAZA                 4,587,273       9,637,201              -       4,587,273      9,637,201            -
EL CAMINO                             7,600,000      10,852,428        469,594       7,600,000     11,322,022            -
EL CERRITO PLAZA                      2,108,735               -              -       2,108,735              -            -
EL NORTE PARKWAY PLA                  2,833,510       6,332,078        605,074       2,833,510      6,937,152            -
ENCINA GRANDE                         5,040,000      10,378,539        380,819       5,040,000     10,759,358            -
FENTON MARKETPLACE                    3,020,000      10,368,796       (350,386)      2,615,406     10,423,004            -
FLEMING ISLAND                        3,076,701       6,291,505      4,857,003       3,076,701     11,148,508            -
FOLSOM PRAIRIE CITY CROSSING          3,944,033      11,257,933          1,764       3,944,033     11,259,697            -
FORT BEND CENTER                      6,965,772       4,401,061              -       6,965,772      4,401,061            -
FRANKFORT CROSSING SHPG CTR           8,325,402       6,066,815        380,492       8,325,402      6,447,307            -
FRIARS MISSION                        6,660,000      27,276,992        409,127       6,660,000     27,686,119            -
PRESTONBROOK                          4,703,516      10,761,732     (2,735,282)      4,209,248      8,520,718            -
GARDEN SQUARE                         2,073,500       7,614,748        528,366       2,136,135      8,080,479            -
GARNER                                5,591,099      19,897,197      1,876,272       5,591,099     21,773,469            -
GELSON'S WESTLAKE MARKET PLAZA        2,332,000       8,316,264         14,536       2,332,000      8,330,800            -
GLENWOOD VILLAGE                      1,194,198       4,235,476        619,491       1,194,198      4,854,967            -

                                                                Total Cost
                                                                 Net of
                                                Accumulated    Accumulated
                                     Total      Depreciation   Depreciation      Mortgages
                                  ------------- ------------- ---------------  --------------

ALDEN BRIDGE                      24,103,594       759,169      23,344,425       10,272,838
ANTHEM MARKETPLACE                20,249,430       115,147      20,134,283                -
ARAPAHO VILLAGE                    9,254,966     1,102,102       8,152,864                -
ASHBURN FARM MARKET CENTER        14,605,563       526,494      14,079,069                -
ASHFORD PLACE                     12,349,116     2,261,850      10,087,266        4,041,679
AVENTURA SHOPPING CENTER          12,953,275     4,707,474       8,245,801                -
BECKETT COMMONS                   12,287,536     1,195,168      11,092,368                -
BENEVA VILLAGE SHOPS              12,127,008     1,291,348      10,835,660                -
BERKSHIRE COMMONS                 10,672,315     2,282,054       8,390,261                -
BETHANY PARK PLACE                10,153,486     1,527,005       8,626,481                -
BLOOMINGDALE                      18,504,663     2,305,741      16,198,922                -
BLOSSOM VALLEY                    18,322,550     1,325,824      16,996,726                -
BOLTON PLAZA                      10,416,472     2,177,205       8,239,267                -
BOULEVARD CENTER                  13,933,015     1,290,655      12,642,360                -
BOYNTON LAKES PLAZA               14,165,380     1,769,080      12,396,300                -
BRIARCLIFF LA VISTA                3,847,526       971,949       2,875,577                -
BRIARCLIFF VILLAGE                28,981,836     5,199,152      23,782,684       12,307,949
BUCKHEAD COURT                     9,674,129     1,764,631       7,909,498                -
BUCKLEY SQUARE                     8,358,654       807,449       7,551,205                -
CAMBRIDGE SQUARE SHOPPING CTR      5,072,328       789,370       4,282,958                -
CARMEL COMMONS                    14,619,268     1,975,797      12,643,471                -
CARRIAGE GATE                      5,038,374     1,655,431       3,382,943                -
CASA LINDA PLAZA                  35,804,423     3,908,462      31,895,961                -
CHAMPIONS FOREST                  11,506,879     1,109,644      10,397,235                -
CHASEWOOD PLAZA                   26,578,003     5,198,822      21,379,181                -
CHERRY GROVE                      18,703,678     2,191,860      16,511,818                -
CHERRY PARK MARKET                19,196,087     2,310,999      16,885,088                -
CHERRY STREET CENTER               6,713,652       350,903       6,362,749        5,650,012
CHESHIRE STATION                  18,403,681       965,811      17,437,870                -
CLAYTON VALLEY                    23,658,951        21,846      23,637,105                -
COCHRAN'S CROSSING                25,414,629       793,136      24,621,493        5,720,439
COOPER STREET                     12,805,013     1,324,600      11,480,413                -
COSTA VERDE                       38,408,440     4,219,578      34,188,862                -
COURTYARD SHOPPING CENTER          5,866,578             -       5,866,578                -
CREEKSIDE PHASE II                 2,466,331       164,663       2,301,668                -
CROMWELL SQUARE                    8,549,006     1,469,234       7,079,772                -
CUMMING 400                       11,489,892     1,987,723       9,502,169        6,004,419
DELK SPECTRUM                     14,232,546     1,748,020      12,484,526                -
DIABLO PLAZA                      13,197,377     1,094,584      12,102,793                -
DICKSON TN                         2,243,495       164,960       2,078,535
DUNWOODY HALL                     13,889,419     2,046,304      11,843,115                -
DUNWOODY VILLAGE                  17,635,125     2,281,027      15,354,098                -
EAST POINTE                        8,725,224     1,254,813       7,470,411        4,446,115
EAST PORT PLAZA                   13,048,312       657,513      12,390,799                -
ECHELON VILLAGE PLAZA             14,224,474       666,836      13,557,638                -
EL CAMINO                         18,922,022     1,514,120      17,407,902                -
EL CERRITO PLAZA                   2,108,735             -       2,108,735                -
EL NORTE PARKWAY PLA               9,770,662       873,756       8,896,906                -
ENCINA GRANDE                     15,799,358     1,382,680      14,416,678                -
FENTON MARKETPLACE                13,038,410       620,868      12,417,542                -
FLEMING ISLAND                    14,225,209     1,277,427      12,947,782        2,837,744
FOLSOM PRAIRIE CITY CROSSING      15,203,730       748,343      14,455,387                -
FORT BEND CENTER                  11,366,833       323,195      11,043,638                -
FRANKFORT CROSSING SHPG CTR       14,772,709       310,363      14,462,346                -
FRIARS MISSION                    34,346,119     3,302,002      31,044,117       16,290,155
PRESTONBROOK                      12,729,966     1,492,699      11,237,267                -
GARDEN SQUARE                     10,216,614     1,342,361       8,874,253                -
GARNER                            27,364,568     2,860,791      24,503,777                -
GELSON'S WESTLAKE MARKET PLAZA    10,662,800       304,368      10,358,432                -
GLENWOOD VILLAGE                   6,049,165     1,054,990       4,994,175                -

                                            Initial Cost                                                    Total Cost
                                  ------------------------------ Cost Capitalized  ---------------------------------------------
                                                   Building &     Subsequent to                   Building &    Properties held
                                      Land        Improvements    Acquisition          Land       Improvements     for Sale
                                  --------------  -------------- --------------    -------------- --------------  -----------

GRANDE OAK                            5,568,971       5,899,762       (264,580)      5,327,108      5,877,045
KROGER NEW ALBANY CENTER              2,769,901       6,379,103      1,169,985       3,844,152      6,474,837            -
HANCOCK                               8,231,581      24,248,620      2,279,142       8,231,581     26,527,762            -
HARPETH VILLAGE FIELDSTONE            2,283,874       5,559,498      3,746,115       2,283,874      9,305,613            -
HERITAGE LAND                        12,390,000               -              -      12,390,000              -            -
HERITAGE PLAZA                                -      23,675,957      1,618,685               -     25,294,642            -
HERSHEY                                   6,533         824,232            736           6,533        824,968            -
HILLCREST VILLAGE                     1,600,000       1,797,686         70,067       1,600,000      1,867,753            -
HINSDALE                              4,217,840      15,039,854      2,032,960       5,729,008     15,561,646            -
HYDE PARK                             9,240,000      33,340,181      4,917,860       9,767,813     37,730,228            -
INGLEWOOD PLAZA                       1,300,000       1,862,406        161,926       1,300,000      2,024,332            -
KELLER TOWN CENTER                    2,293,527      12,239,464        405,218       2,293,527     12,644,682
KERNERSVILLE PLAZA                    1,741,562       6,081,020        552,139       1,741,562      6,633,159            -
KINGSDALE SHOPPING CENTER             3,866,500      14,019,614      5,451,850       4,027,515     19,310,449            -
LAKE PINE PLAZA                       2,008,110       6,908,986        630,980       2,008,110      7,539,966            -
LAKESHORE                             1,617,940       5,371,499        301,762       1,617,940      5,673,261            -
LEETSDALE MARKETPLACE                 3,420,000       9,933,701         76,293       3,420,000     10,009,994            -
LITTLETON SQUARE                      2,030,000       8,254,964        100,420       2,030,000      8,355,384            -
LLOYD KING CENTER                     1,779,180       8,854,803        175,073       1,779,180      9,029,876            -
LOEHMANNS PLAZA GEORGIA               3,981,525      14,117,891      1,044,427       3,981,525     15,162,318            -
LOEHMANNS PLAZA CALIFORNIA            5,420,000       8,679,135        352,600       5,420,000      9,031,735            -
MACARTHUR PARK REPURCHASE             1,929,750               -              -       1,929,750              -            -
MAINSTREET SQUARE                     1,274,027       4,491,897         86,605       1,161,449      4,691,080            -
MARINERS VILLAGE                      1,628,000       5,907,835        421,332       1,628,000      6,329,167            -
MARKET AT PRESTON FOREST              4,400,000      10,752,712         54,347       4,400,000     10,807,059            -
MARKET AT ROUND ROCK                  2,000,000       9,676,170        132,445       2,000,000      9,808,615            -
MARKETPLACE  ST PETE                  1,287,000       4,662,740        573,569       1,287,000      5,236,309            -
MARTIN DOWNS VILLAGE CENTER           2,000,000       5,133,495      4,272,854       2,437,664      8,968,685            -
MARTIN DOWNS VILLAGE SHOPPES            700,000       1,207,861      3,519,882         817,135      4,610,608            -
MATLOCK CENTER                        2,502,361       3,031,475              -       2,502,361      3,031,475            -
MAXTOWN ROAD (NORTHGATE)              1,753,136       6,244,449         82,566       1,753,136      6,327,015            -
MAYNARD CROSSING                      4,066,381      14,083,800      1,312,764       4,066,381     15,396,564            -
MEMORIAL BEND SHOPPING CENTER         3,256,181      11,546,660      2,655,788       3,366,181     14,092,448            -
MILLHOPPER                            1,073,390       3,593,523      1,702,035       1,073,390      5,295,558            -
MILLS POINTE                          2,000,000      11,919,176         98,833       2,000,000     12,018,009            -
MOCKINGBIRD COMMON                    3,000,000       9,675,600        368,327       3,000,000     10,043,927            -
MONUMENT JACKSON CREEK                2,999,482       6,476,151         11,406       2,999,482      6,487,557            -
MORNINGSIDE PLAZA                     4,300,000      13,119,929        159,119       4,300,000     13,279,048            -
MURRAYHILL MARKETPLACE                2,600,000      15,753,034      1,933,725       2,669,805     17,616,954            -
NASHBORO                              1,824,320       7,167,679        450,712       1,824,320      7,618,391            -
NEWBERRY SQUARE                       2,341,460       8,466,651      1,398,340       2,341,460      9,864,991            -
NEWLAND CENTER                       12,500,000      12,221,279     (1,983,513)     12,500,000     10,237,766            -
NORTH HILLS                           4,900,000      18,972,202        167,220       4,900,000     19,139,422            -
NORTHLAKE VILLAGE I                   2,662,000       9,684,740        401,957       2,662,000     10,086,697            -
NORTHVIEW PLAZA                       1,956,961       8,694,879        146,414       1,956,961      8,841,293            -
OAKBROOK PLAZA                        4,000,000       6,365,704        149,953       4,000,000      6,515,657            -
OCEAN BREEZE                          1,250,000       3,341,199      4,006,102       1,527,400      7,069,901            -
OLD ST AUGUSTINE PLAZA                2,047,151       7,355,162      1,565,906       2,107,151      8,861,068            -
PACES FERRY PLAZA                     2,811,522       9,967,557      2,225,045       2,811,622     12,192,502            -
PALM TRAILS PLAZA                     2,438,996       5,818,523       (157,470)      2,022,454      6,077,595            -
PANTHER CREEK                        14,413,781      12,079,254      2,020,132      14,413,781     14,099,386            -
PARK PLACE SHOPPING CENTER            2,231,745       7,974,362        425,997       2,231,745      8,400,359            -
PASEO VILLAGE                         2,550,000       7,780,102        517,073       2,550,000      8,297,175            -
PEACHLAND PROMENADE                   1,284,562       5,143,564        269,388       1,284,561      5,412,953            -
PEARTREE VILLAGE                      5,196,653       8,732,711     10,768,493       5,196,653     19,501,204            -
PIKE CREEK                            5,077,406      18,860,183      1,151,836       5,077,406     20,012,019            -
PIMA CROSSING                         5,800,000      24,891,690        810,877       5,800,000     25,702,567            -
PINE LAKE VILLAGE                     6,300,000      10,522,041        138,688       6,300,000     10,660,729            -
PINE TREE PLAZA                         539,000       1,995,927      3,487,695         539,000      5,483,622            -
PLAZA HERMOSA                         4,200,000       9,369,630        605,836       4,200,000      9,975,466            -

                                                                Total Cost
                                                                 Net of
                                                Accumulated    Accumulated
                                     Total      Depreciation   Depreciation      Mortgages
                                  ------------- ------------- ---------------  --------------

GRANDE OAK                       11,204,153       418,800      10,785,353
KROGER NEW ALBANY CENTER         10,318,989     1,142,713       9,176,276        8,190,517
HANCOCK                          34,759,343     3,429,620      31,329,723                -
HARPETH VILLAGE FIELDSTONE       11,589,487     1,382,277      10,207,210                -
HERITAGE LAND                    12,390,000             -      12,390,000                -
HERITAGE PLAZA                   25,294,642     3,257,969      22,036,673                -
HERSHEY                             831,501        62,590         768,911                -
HILLCREST VILLAGE                 3,467,753       227,778       3,239,975                -
HINSDALE                         21,290,654     2,081,066      19,209,588                -
HYDE PARK                        47,498,041     6,203,814      41,294,227                -
INGLEWOOD PLAZA                   3,324,332       277,982       3,046,350                -
KELLER TOWN CENTER               14,938,209     1,395,219      13,542,990                -
KERNERSVILLE PLAZA                8,374,721       958,986       7,415,735        4,788,416
KINGSDALE SHOPPING CENTER        23,337,964     3,114,393      20,223,571                -
LAKE PINE PLAZA                   9,548,076     1,097,004       8,451,072        5,415,066
LAKESHORE                         7,291,201       854,362       6,436,839        3,373,320
LEETSDALE MARKETPLACE            13,429,994     1,241,153      12,188,841                -
LITTLETON SQUARE                 10,385,384     1,016,350       9,369,034                -
LLOYD KING CENTER                10,809,056     1,170,719       9,638,337                -
LOEHMANNS PLAZA GEORGIA          19,143,843     3,411,704      15,732,139                -
LOEHMANNS PLAZA CALIFORNIA       14,451,735     1,216,100      13,235,635                -
MACARTHUR PARK REPURCHASE         1,929,750             -       1,929,750                -
MAINSTREET SQUARE                 5,852,529       856,658       4,995,871                -
MARINERS VILLAGE                  7,957,167     1,186,923       6,770,244                -
MARKET AT PRESTON FOREST         15,207,059     1,294,018      13,913,041                -
MARKET AT ROUND ROCK             11,808,615     1,233,402      10,575,213        6,693,790
MARKETPLACE  ST PETE              6,523,309     1,118,243       5,405,066                -
MARTIN DOWNS VILLAGE CENTER      11,406,349     2,774,289       8,632,060                -
MARTIN DOWNS VILLAGE SHOPPES      5,427,743     1,296,594       4,131,149                -
MATLOCK CENTER                    5,533,836       271,612       5,262,224                -
MAXTOWN ROAD (NORTHGATE)          8,080,151       974,958       7,105,193        4,855,598
MAYNARD CROSSING                 19,462,945     2,236,323      17,226,622       10,746,828
MEMORIAL BEND SHOPPING CENTER    17,458,629     3,331,325      14,127,304        6,883,068
MILLHOPPER                        6,368,948     2,122,545       4,246,403                -
MILLS POINTE                     14,018,009     1,522,863      12,495,146                -
MOCKINGBIRD COMMON               13,043,927     1,343,234      11,700,693                -
MONUMENT JACKSON CREEK            9,487,039     1,102,487       8,384,552                -
MORNINGSIDE PLAZA                17,579,048     1,702,209      15,876,839                -
MURRAYHILL MARKETPLACE           20,286,759     2,370,667      17,916,092        7,380,510
NASHBORO                          9,442,711       916,191       8,526,520                -
NEWBERRY SQUARE                  12,206,451     2,996,731       9,209,720                -
NEWLAND CENTER                   22,737,766     1,812,616      20,925,150                -
NORTH HILLS                      24,039,422     2,336,968      21,702,454        7,375,101
NORTHLAKE VILLAGE I              12,748,697       875,390      11,873,307        6,519,127
NORTHVIEW PLAZA                  10,798,254     1,095,139       9,703,115                -
OAKBROOK PLAZA                   10,515,657       961,441       9,554,216                -
OCEAN BREEZE                      8,597,301     2,010,145       6,587,156                -
OLD ST AUGUSTINE PLAZA           10,968,219     1,943,918       9,024,301                -
PACES FERRY PLAZA                15,004,124     2,622,960      12,381,164                -
PALM TRAILS PLAZA                 8,100,049       896,808       7,203,241                -
PANTHER CREEK                    28,513,167       903,393      27,609,774       10,411,756
PARK PLACE SHOPPING CENTER       10,632,104     1,095,430       9,536,674                -
PASEO VILLAGE                    10,847,175     1,120,664       9,726,511                -
PEACHLAND PROMENADE               6,697,514     1,394,468       5,303,046                -
PEARTREE VILLAGE                 24,697,857     3,345,197      21,352,660       11,797,330
PIKE CREEK                       25,089,425     2,989,959      22,099,466                -
PIMA CROSSING                    31,502,567     3,135,772      28,366,795                -
PINE LAKE VILLAGE                16,960,729     1,302,564      15,658,165                -
PINE TREE PLAZA                   6,022,622       789,842       5,232,780                -
PLAZA HERMOSA                    14,175,466     1,229,256      12,946,210                -

                                            Initial Cost                                                    Total Cost
                                  ------------------------------ Cost Capitalized  ---------------------------------------------
                                                   Building &     Subsequent to                   Building &    Properties held
                                      Land        Improvements    Acquisition          Land       Improvements     for Sale
                                  --------------  -------------- --------------    -------------- --------------  -----------

POWELL STREET PLAZA                   8,247,800      29,279,275        181,172       8,247,800     29,460,447
POWERS FERRY SQUARE                   3,607,647      12,790,749      4,414,410       3,607,647     17,205,159            -
POWERS FERRY VILLAGE                  1,190,822       4,223,606        287,187       1,190,822      4,510,793            -
PRESTON PARK                          6,400,000      46,896,071      2,176,558       6,400,000     49,072,629            -
PRESTONWOOD PARK                      8,076,836      14,938,333        141,442       8,076,836     15,079,775            -
QUEENSBOROUGH                         1,826,000       6,501,056       (279,019)      1,357,797      6,690,240            -
REGENCY COURT                         3,571,337      12,664,014       (548,766)      3,571,337     12,115,248            -
REGENCY SQUARE  BRANDON                 577,975      18,156,719     10,449,611       4,770,279     24,414,026            -
RIVERMONT STATION                     2,887,213      10,445,109        164,150       2,887,213     10,609,259            -
RONA PLAZA                            1,500,000       4,356,480         54,336       1,500,000      4,410,816            -
RRC AL ONE INC                          546,829       2,187,314          7,550         546,829      2,194,864            -
RUSSELL RIDGE                         2,153,214               -      6,675,083       2,215,341      6,612,956            -
SAMMAMISH HIGHLAND                    9,300,000       7,553,288        135,310       9,300,000      7,688,598            -
SAN LEANDRO                           1,300,000       7,891,091        136,871       1,300,000      8,027,962            -
SANTA ANA DOWNTOWN                    4,240,000       7,319,468        819,555       4,240,000      8,139,023            -
SEQUOIA STATION                       9,100,000      17,899,819        155,399       9,100,000     18,055,218            -
SHERWOOD CROSSROADS                   2,731,038       3,611,502      1,759,565       2,731,038      5,371,067            -
SHERWOOD MARKET CENTER                3,475,000      15,897,972         80,972       3,475,000     15,978,944            -
SHILOH SPRINGS                        4,968,236       7,859,381      4,400,095       5,738,582     11,489,130            -
SHOPPES AT MASON                      1,576,656       5,357,855         64,540       1,576,656      5,422,395            -
SOMERSET CROSSING                     8,744,636       7,819,222              -       8,744,636      7,819,222            -
SOUTH MOUNTAIN                          934,179               -              -         934,179              -            -
SOUTH POINT PLAZA                     5,000,000      10,085,995         92,365       5,000,000     10,178,360            -
SOUTHPOINT CROSSING                   4,399,303      11,116,491        924,187       4,399,303     12,040,678            -
SOUTHCENTER                           1,300,000      12,250,504        210,956       1,300,000     12,461,460            -
SOUTHPARK                             3,077,667       9,399,976        153,373       3,077,667      9,553,349            -
ST ANN SQUARE                         1,541,883       5,597,282     (1,218,543)      1,541,883      4,378,739            -
STARKE                                   71,306       1,709,066          4,062          71,306      1,713,128            -
STATLER SQUARE PHASE I                2,227,819       7,479,952        757,814       2,227,819      8,237,766            -
STERLING RIDGE                       12,845,777      10,085,096      1,914,222      12,845,777     11,999,318            -
STONEBRIDGE CENTER                    1,598,336       3,020,759          7,681       1,598,336      3,028,440            -
STRAWFLOWER VILLAGE                   4,060,228       7,232,936        325,930       4,060,228      7,558,866            -
STROH RANCH                           4,138,423       7,110,856        955,975       4,279,745      7,925,509            -
SUNNYSIDE 205                         1,200,000       8,703,281        228,353       1,200,000      8,931,634            -
TALL OAKS VILLAGE CENTER              1,857,680       6,736,045         42,768       1,857,680      6,778,813            -
TARRANT PARKWAY PLAZA                   173,050               -              -         173,050              -            -
TASSAJARA CROSSING                    8,560,000      14,899,929        137,093       8,560,000     15,037,022            -
THE MARKET AT OPITZ CROSSING          9,902,423       8,338,698        778,965       9,902,423      9,117,663            -
THE MARKETPLACE ALEX CITY             1,211,605       4,056,242     (1,067,839)              -              -    4,200,008
THE PROVINCES                         2,224,650       3,943,811         73,897       2,224,650      4,017,708            -
THE SHOPS                             3,292,565       2,320,029        821,875       3,292,563      3,141,906            -
THE SHOPS OF SANTA BARBARA            9,476,801       1,322,639              -       9,476,801      1,322,639            -
THOMAS LAKE                           6,000,000      10,301,811        180,374       6,000,000     10,482,185            -
TOWN CENTER AT MARTIN DOWNS           1,364,000       4,985,410        102,844       1,364,000      5,088,254            -
TOWN SQUARE                             438,302       1,555,481      6,917,112         882,895      8,028,000            -
TROPHY CLUB                           2,595,158      10,467,465        140,090       2,595,158     10,607,555            -
TROPHY CLUB OUTPARCELS                        -               -              -               -              -            -
TWIN PEAKS                            5,200,000      25,119,758        128,311       5,200,000     25,248,069            -
UNION SQUARE SHOPPING CENTER          1,578,654       5,933,889        454,111       1,578,656      6,387,998            -
UNIVERSITY COLLECTION                 2,530,000       8,971,597        743,609       2,530,000      9,715,206            -
UNIVERSITY MARKETPLACE                3,250,562       7,044,579     (3,178,167)      3,532,046      3,584,928            -
VALLEY RANCH CENTRE                   3,021,181      10,727,623         30,696       3,021,181     10,758,319            -
VENTURA VILLAGE                       4,300,000       6,351,012        209,370       4,300,000      6,560,382            -
VILLAGE CENTER 6                      3,885,444      10,799,316        971,822       3,885,444     11,771,138            -
VILLAGE IN TRUSSVILLE                   973,954       3,260,627        387,731       1,141,677      3,480,635            -
VISTOSO CENTER                          196,691               -              -         196,691              -            -
WALKER CENTER                         3,840,000       6,417,522        205,666       3,840,000      6,623,188            -
WATERFORD TOWNE CENTER                5,650,058       6,843,671      1,835,068       6,493,010      7,835,787            -
WELLEBY                               1,496,000       5,371,636      1,954,764       1,496,000      7,326,400            -
WELLINGTON TOWN SQUARE                1,914,000       7,197,934      1,106,550       2,026,500      8,191,984            -

                                                                Total Cost
                                                                 Net of
                                                Accumulated    Accumulated
                                     Total      Depreciation   Depreciation      Mortgages
                                  ------------- ------------- ---------------  --------------

POWELL STREET PLAZA             37,708,247     1,506,445      36,201,802                -
POWERS FERRY SQUARE             20,812,806     3,668,578      17,144,228                -
POWERS FERRY VILLAGE             5,701,615     1,008,420       4,693,195        2,729,281
PRESTON PARK                    55,472,629     5,928,592      49,544,037                -
PRESTONWOOD PARK                23,156,611     1,751,564      21,405,047                -
QUEENSBOROUGH                    8,048,037     1,384,201       6,663,836                -
REGENCY COURT                   15,686,585       743,248      14,943,337                -
REGENCY SQUARE  BRANDON         29,184,305     9,848,728      19,335,577                -
RIVERMONT STATION               13,496,472     1,759,884      11,736,588                -
RONA PLAZA                       5,910,816       533,047       5,377,769                -
RRC AL ONE INC                   2,741,693       481,788       2,259,905                -
RUSSELL RIDGE                    8,828,297     1,554,574       7,273,723                -
SAMMAMISH HIGHLAND              16,988,598       969,536      16,019,062                -
SAN LEANDRO                      9,327,962     1,050,057       8,277,905                -
SANTA ANA DOWNTOWN              12,379,023     1,128,581      11,250,442                -
SEQUOIA STATION                 27,155,218     2,207,152      24,948,066                -
SHERWOOD CROSSROADS              8,102,105       240,664       7,861,441                -
SHERWOOD MARKET CENTER          19,453,944     2,053,179      17,400,765                -
SHILOH SPRINGS                  17,227,712     3,257,701      13,970,011                -
SHOPPES AT MASON                 6,999,051       802,598       6,196,453        3,550,863
SOMERSET CROSSING               16,563,858        68,628      16,495,230                -
SOUTH MOUNTAIN                     934,179             -         934,179                -
SOUTH POINT PLAZA               15,178,360     1,267,425      13,910,935                -
SOUTHPOINT CROSSING             16,439,981     1,567,654      14,872,327                -
SOUTHCENTER                     13,761,460     1,485,388      12,276,072                -
SOUTHPARK                       12,631,016     1,173,506      11,457,510                -
ST ANN SQUARE                    5,920,622     1,149,531       4,771,091        4,339,211
STARKE                           1,784,434       126,830       1,657,604                -
STATLER SQUARE PHASE I          10,465,585     1,284,502       9,181,083        5,001,575
STERLING RIDGE                  24,845,095       775,872      24,069,223       10,708,498
STONEBRIDGE CENTER               4,626,776       198,550       4,428,226                -
STRAWFLOWER VILLAGE             11,619,094       971,475      10,647,619                -
STROH RANCH                     12,205,254     1,257,097      10,948,157                -
SUNNYSIDE 205                   10,131,634     1,142,148       8,989,486                -
TALL OAKS VILLAGE CENTER         8,636,493       299,572       8,336,921        6,316,571
TARRANT PARKWAY PLAZA              173,050             -         173,050                -
TASSAJARA CROSSING              23,597,022     1,832,954      21,764,068                -
THE MARKET AT OPITZ CROSSING    19,020,086       286,621      18,733,465       12,482,633
THE MARKETPLACE ALEX CITY        4,200,008             -       4,200,008                -
THE PROVINCES                    6,242,358       266,811       5,975,547                -
THE SHOPS                        6,434,469        34,755       6,399,714                -
THE SHOPS OF SANTA BARBARA      10,799,440         9,431      10,790,009                -
THOMAS LAKE                     16,482,185     1,247,885      15,234,300                -
TOWN CENTER AT MARTIN DOWNS      6,452,254       911,861       5,540,393                -
TOWN SQUARE                      8,910,895       983,949       7,926,946                -
TROPHY CLUB                     13,202,713       983,472      12,219,241                -
TROPHY CLUB OUTPARCELS                   -        12,466         (12,466)               -
TWIN PEAKS                      30,448,069     3,134,293      27,313,776                -
UNION SQUARE SHOPPING CENTER     7,966,654     1,273,202       6,693,452                -
UNIVERSITY COLLECTION           12,245,206     1,864,844      10,380,362                -
UNIVERSITY MARKETPLACE           7,116,974       228,284       6,888,690                -
VALLEY RANCH CENTRE             13,779,500     1,334,566      12,444,934                -
VENTURA VILLAGE                 10,860,382       805,860      10,054,522                -
VILLAGE CENTER 6                15,656,582     2,551,179      13,105,403                -
VILLAGE IN TRUSSVILLE            4,622,312     1,054,355       3,567,957                -
VISTOSO CENTER                     196,691             -         196,691                -
WALKER CENTER                   10,463,188       853,170       9,610,018                -
WATERFORD TOWNE CENTER          14,328,797     1,414,506      12,914,291                -
WELLEBY                          8,822,400     1,969,307       6,853,093                -
WELLINGTON TOWN SQUARE          10,218,484     1,616,774       8,601,710                -

                                            Initial Cost                                                    Total Cost
                                  ------------------------------ Cost Capitalized  ---------------------------------------------
                                                   Building &     Subsequent to                   Building &    Properties held
                                      Land        Improvements    Acquisition          Land       Improvements     for Sale
                                  --------------  -------------- --------------    -------------- --------------  -----------

WEST END                                 32,500       1,888,211          1,220          32,500      1,889,431            -
WEST PARK PLAZA                       5,840,225       4,991,746        285,957       5,840,225      5,277,703            -
WESTBROOK COMMONS                     3,366,000      11,928,393        414,004       3,366,000     12,342,397            -
WESTCHESTER PLAZA                     1,857,048       6,456,178        870,436       1,857,048      7,326,614            -
WESTLAKE VILLAGE CENTER               7,042,728      25,744,011        839,535       7,042,729     26,583,545            -
WHITE OAK - DOVER, DE                 2,146,550       2,995,295        139,134       2,143,654      3,137,325            -
WILLA SPRINGS SHOPPING CENTER         2,004,438       9,266,550       (215,778)      2,143,784      8,911,426            -
WINDMILLER PLAZA PHASE I              2,620,355      11,190,526      1,138,591       2,620,355     12,329,117            -
WOODCROFT SHOPPING CENTER             1,419,000       5,211,981        546,342       1,419,000      5,758,323            -
WOODMAN VAN NUYS                      5,500,000       6,835,246        328,616       5,500,000      7,163,862            -
WOODMEN PLAZA                         6,014,033      10,077,698        (82,372)      6,645,284      9,364,075            -
WOODSIDE CENTRAL                      3,500,000       8,845,697         87,860       3,500,000      8,933,557            -
WORTHINGTON PARK CENTRE               3,346,203      10,053,858      1,010,093       3,346,203     11,063,951            -
OPERATING BUILD TO SUIT PROPERTIES   11,713,346       6,322,184              -      11,713,346      6,322,184
                                  ------------------------------------------------------------------------------------------
                                    721,456,740   1,740,838,443    194,080,507     738,101,034  1,914,074,648    4,200,008
                                  ==========================================================================================


                                                                          Total Cost
                                                                           Net of
                                                          Accumulated    Accumulated
                                               Total      Depreciation   Depreciation      Mortgages
                                            ------------- ------------- ---------------  --------------

WEST END                                     1,921,931       202,562       1,719,369                -
WEST PARK PLAZA                             11,117,928       652,195      10,465,733                -
WESTBROOK COMMONS                           15,708,397       845,742      14,862,655                -
WESTCHESTER PLAZA                            9,183,662     1,376,082       7,807,580        5,205,745
WESTLAKE VILLAGE CENTER                     33,626,274     3,693,796      29,932,478                -
WHITE OAK - DOVER, DE                        5,280,979       244,951       5,036,028                -
WILLA SPRINGS SHOPPING CENTER               11,055,210       779,140      10,276,070                -
WINDMILLER PLAZA PHASE I                    14,949,472     1,697,278      13,252,194                -
WOODCROFT SHOPPING CENTER                    7,177,323     1,184,100       5,993,223                -
WOODMAN VAN NUYS                            12,663,862       908,003      11,755,859        5,063,698
WOODMEN PLAZA                               16,009,359     2,092,807      13,916,552                -
WOODSIDE CENTRAL                            12,433,557     1,094,484      11,339,073                -
WORTHINGTON PARK CENTRE                     14,410,154     1,954,980      12,455,174                -
OPERATING BUILD TO SUIT PROPERTIES          18,035,530     2,008,298      16,027,232                -
                                        -------------------------------------------------------------
                                         2,656,375,690   285,664,875   2,370,710,815      217,399,852
                                        =============================================================

                           REGENCY CENTERS CORPORATION

                Combined Real Estate and Accumulated Depreciation
                                December 31, 2003



Depreciation and amortization of the Company's investments in buildings and improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements - up to 40 years

The aggregate cost for Federal income tax purposes was approximately $2.6 billion at December 31, 2003.


The changes in total real estate assets for the periods ended December 31, 2003, 2002 and 2001:

                                                                              2003               2002               2001
                                                                        ----------------   -----------------  ----------------

Balance, beginning of period                                          $   2,692,503,225       2,673,164,289     2,561,795,627
 Developed or acquired properties                                           238,963,468         402,035,886       187,979,361
 Sale of properties                                                        (287,547,490)       (397,202,939)      (88,410,037)
 Provision for loss on operating and development properties                  (1,968,520)         (4,369,480)       (1,595,136)
 Reclass accumulated depreciation to adjust building basis                      439,854          (7,021,279)       (1,627,178)
 Reclass accumulated depreciation related to properties
  held for sale                                                              (2,536,766)         (3,408,624)         (815,400)
 Reclass accumulated depreciation related to properties
  held for sale recharacterized in 2002 to properties to be
  held and used                                                                       -          10,771,769                 -
 Improvements                                                                16,521,919          18,533,603        15,837,052
                                                                        ----------------   -----------------  ----------------
 Balance, end of period                                               $   2,656,375,690       2,692,503,225     2,673,164,289
                                                                        ================   =================  ================



The changes in accumulated depreciation for the periods ended December 31, 2003, 2002 and 2001:

                                                                              2003               2002               2001
                                                                        ----------------   -----------------  ----------------

Balance, beginning of period                                          $     244,595,928         202,325,324       147,053,900
 Prior depreciation Midland JV's transferred in                                                           -         2,433,269
 Sale of properties                                                         (23,707,664)        (23,593,423)       (5,052,051)
 Reclass accumulated depreciation
  to adjust building basis                                                      439,854          (7,021,279)       (1,627,178)
 Reclass accumulated depreciation related to properties
  held for sale                                                              (2,536,766)         (3,408,624)         (815,400)
 Reclass accumulated  depreciation related to properties
  held for sale recharacterized in 2002 to properties to be
  held and used                                                                       -          10,771,769                 -
 Depreciation expense for period                                             66,873,523          65,522,161        60,332,784
                                                                        ----------------   -----------------  ----------------
Balance, end of period                                                $     285,664,875         244,595,928       202,325,324
                                                                        ================   =================  ================