Form 10-Q
period 2005-03-31
REGENCY CENTERS LP
filed 2005-05-10
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

-or-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(in thousands, except unit data)

	2005	2004
	(unaudited)
Assets
Real estate investments at cost:
Land	$826,266	806,207
Buildings and improvements	1,944,493	1,915,655

	2,770,759	2,721,862
Less: accumulated depreciation	352,818	338,609

	2,417,941	2,383,253
Properties in development	379,313	426,216
Operating properties held for sale	15,910	4,916
Investments in real estate partnerships	180,478	179,677

Net real estate investments	2,993,642	2,994,062

Cash and cash equivalents	53,591	95,320
Notes receivable	23,252	25,646
Tenant receivables, net of allowance for uncollectible accounts of $3,683 and $3,393 at March 31, 2005 and December 31, 2004, respectively	50,051	60,911
Deferred costs, less accumulated amortization of $27,751 and $25,735 at March 31, 2005 and December 31, 2004, respectively	40,502	41,002
Acquired lease intangible assets, net	13,280	14,172
Other assets	21,248	12,711

	$3,195,566	3,243,824

Liabilities and Partners’ Capital
Liabilities:
Notes payable	1,291,039	1,293,090
Unsecured line of credit	175,000	200,000
Accounts payable and other liabilities	79,919	102,443
Acquired lease intangible liabilities, net	4,923	5,161
Tenants’ security and escrow deposits	9,959	10,049

Total liabilities	1,560,840	1,610,743

Limited partners’ interest in consolidated partnerships	1,932	1,827

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at March 31, 2005 and December 31, 2004	49,158	49,158
Series E preferred units, par value $100: 700,000 units issued, 300,000 units outstanding at March 31, 2005 and December 31, 2004	29,238	29,238
Series F preferred units, par value $100: 240,000 units issued and outstanding at March 31, 2005 and December 31, 2004	23,366	23,366
Preferred units, par value $0.01: 800,000 units issued and outstanding at March 31, 2005 and December 31, 2004, liquidation preference $250	200,000	200,000
General partner; 63,087,592 and 62,808,979 units outstanding at March 31, 2005 and December 31, 2004, respectively	1,306,856	1,304,008
Limited partners; 1,421,523 and 1,488,364 units outstanding at March 31, 2005 and December 31, 2004, respectively	29,324	30,775
Accumulated other comprehensive (loss) income	(5,148)	(5,291)

Total partners’ capital	1,632,794	1,631,254

Commitments and contingencies	$3,195,566	3,243,824

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended March 31, 2005 and 2004

(in thousands, except per unit data)

(unaudited)

	2005	2004
Revenues:
Minimum rent	$73,682	68,185
Percentage rent	551	452
Recoveries from tenants	21,746	19,461
Management fees and commissions	3,318	1,610
Equity in income of investments in real estate partnerships	2,391	2,745

Total revenues	101,688	92,453

Operating expenses:
Depreciation and amortization	21,004	19,561
Operating and maintenance	13,592	12,778
General and administrative	8,652	5,883
Real estate taxes	10,488	10,100
Other expenses	1,428	488

Total operating expenses	55,164	48,810

Other expense (income)
Interest expense, net of interest income of $505 and $837 in 2005 and 2004, respectively	21,076	21,051
Gain on sale of operating properties and properties in development	(6,542)	(3,983)

Total other expense	14,534	17,068

Income before minority interests	31,990	26,575

Minority interest of limited partners	(76)	(79)

Income from continuing operations	31,914	26,496

Discontinued operations:
Operating income from discontinued operations	415	1,775
Gain on sale of operating properties and properties in development	8,994	12

Income from discontinued operations	9,409	1,787

Net income Net income	41,323	28,283

Preferred unit distributions	(5,774)	(6,478)

Net income for common unit holders	$35,549	21,805

Income per common unit - basic:
Continuing operations	$0.40	0.33
Discontinued operations	0.15	0.03

Net income for common unit holders per unit	$0.55	0.36

Income per common unit - diluted:
Continuing operations	$0.40	0.32
Discontinued operations	0.15	0.03

Net income for common unit holders per unit	$0.55	0.35

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the three months ended March 31, 2005

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2004	$101,762	1,504,008	30,775	(5,291)	1,631,254
Comprehensive income:
Net income	2,112	38,348	863	—	41,323
Amortization of loss on derivative instruments				143	143

Total comprehensive income	—	—	—	—	41,466
Cash distributions for dividends	—	(34,654)	(758)	—	(35,412)
Preferred unit distribution	(2,112)	(3,662)	—	—	(5,774)
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	1,260	—	—	1,260
Common Units exchanged for common stock of Regency	—	1,770	(1,770)	—	—
Reallocation of limited partners’ interest	—	(214)	214	—	—

Balance at March 31, 2005	$101,762	1,506,856	29,324	(5,148)	1,632,794

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$41,323	28,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,266	20,344
Deferred loan cost and debt premium amortization	584	616
Services provided by Regency in exchange for Common Units	4,343	3,548
Minority interest of limited partners	76	79
Equity in income of investments in real estate partnerships	(2,391)	(2,745)
Net gain on sale of properties	(17,724)	(3,995)
Distributions from operations of investments in real estate partnerships	3,761	4,644
Hedge settlement	—	(5,720)
Changes in assets and liabilities:
Tenant receivables	10,860	17,025
Deferred leasing costs	(1,668)	(2,058)
Other assets	(5,971)	1,889
Accounts payable and other liabilities	(35,399)	(28,155)
Tenants’ security and escrow deposits	(90)	158

Net cash provided by operating activities	19,970	33,913

Cash flows from investing activities:
Development of real estate	(56,690)	(63,335)
Proceeds from sale of real estate investments	59,240	30,854
Repayment of notes receivable, net	2,394	602
Investments in real estate partnerships	(11,166)	(512)
Distributions received from investments in real estate partnerships	9,814	17,960

Net cash provided by (used in) investing activities	3,592	(14,431)

Cash flows from financing activities:
Net proceeds from the issuance of Regency stock and Common Units	3,128	10,761
Cash paid for conversion of Common Units by limited partner	—	(7,784)
Contributions (distributions) from limited partners in consolidated partnerships	29	(2)
Distributions to preferred unit holders	(5,774)	(6,478)
Cash distributions for dividends	(35,412)	(32,455)
(Repayments) proceeds of unsecured line of credit, net	(25,000)	35,000
Repayment of notes payable, net	(352)	—
Scheduled principal payments	(1,484)	(1,497)
Deferred loan costs	(426)	(3,358)

Net cash used in financing activities	(65,291)	(5,813)

Net (decrease) increase in cash and cash equivalents	(41,729)	13,669

Cash and cash equivalents at beginning of the period	95,320	29,869

Cash and cash equivalents at end of the period	$53,591	43,538

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $2,721 and $3,323 in 2005 and 2004, respectively)	$31,246	30,017

Supplemental disclosure of non-cash transactions:

Common stock issued for partnership units exchanged	$1,770	2,862

Real estate contributed as investments in real estate partnerships	$5,264	—

Change in fair value of derivative instrument	$—	175

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(unaudited)

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

Regency Centers, L.P. (“RCLP” or the “Partnership”) is the primary entity through which Regency Centers Corporation (“Regency” or the “Company”), a self-administered and self-managed real estate investment trust (“REIT”), conducts all of its business and owns all of its assets.

The Partnership was formed in 1996 for the purpose of acquiring certain real estate properties. At March 31, 2005, Regency owns approximately 98% of the outstanding common units of the Partnership.

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

The consolidated financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the Partnership’s results of operations and financial position. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s December 31, 2004 Form 10-K filed with the Securities and Exchange Commission.

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

March 31, 2005

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

The Partnership has been engaged by joint ventures to provide asset and property management services for such ventures’ shopping centers. The fees are market based and generally calculated as a percentage of either revenues earned or the estimated values of the properties and are recognized as services are provided.

(c)	Real Estate Investments

Land, buildings and improvements are recorded at cost. Tenant allowances are treated as tenant improvements. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheet. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, direct employee costs, and other costs incurred during the period of development.

The Partnership incurs costs prior to land acquisition including acquisition contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-acquisition development costs are included in properties in development. If the Partnership determines that the development of a shopping center is no longer probable, any pre-development costs previously incurred are immediately expensed. At March 31, 2005 and December 31, 2004, the Partnership had capitalized pre-development costs of $9.3 million and $10.5 million, respectively.

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

The Partnership allocates the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Partnership’s methodology for this allocation

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(c)	Real Estate Investments (continued)

includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over the estimated weighted-average remaining lease lives.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of base rental revenue over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to base rental revenue over the remaining terms of the respective leases, including renewal options.

The Partnership allocates no value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the acquired property provide no incremental value over the Partnership’s existing relationships.

The Partnership follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property as held for sale when it determines that the property is available for immediate sale in its present condition and management is reasonably certain that a sale will be consummated. Operating properties held for sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period. The operations of properties held for sale are reclassified into discontinued operations for all periods presented.

In accordance with Statement 144, when the Partnership sells a property and will not have continuing involvement after disposition, its operations and gain on sale are reported in discontinued operations when the operations and cash flows are clearly distinguished. Once classified as discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also restated to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and it will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(c)	Real Estate Investments (continued)

upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

(d)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $30.5 million and $30.8 million at March 31, 2005 and December 31, 2004, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.0 million and $10.2 million at March 31, 2005 and December 31, 2004, respectively.

(e)	Earnings per Unit and Treasury Stock

Basic net income per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted net income per unit also includes common unit equivalents for stock options and restricted stock, if dilutive. See note 8 for the calculation of earnings per unit (“EPU”).

Repurchases of the Company’s common stock (net of shares retired) are recorded at cost and are reflected as Treasury stock in the consolidated statement of stockholders’ equity. Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

(f)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. Cash distributions of normal operating earnings from investments in real estate partnerships are included in cash flows from operations in the consolidated statements of cash flows.

(g)	Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(h)	Stock-Based Compensation

Regency is committed to contribute to the Partnership all proceeds from the exercise of options or other stock-based awards granted under Regency’s Stock Option and Incentive Plan. Regency’s ownership in the Partnership will be increased based on the amount of proceeds contributed to the Partnership.

Prior to January 1, 2005, the Partnership followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“Statement 148”). Statement 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amended the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Partnership previously followed the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), for stock-based compensation and furnished the pro-forma disclosures as required under Statement 148.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative under Statement 123(R).

Statement 123(R) is effective for fiscal years beginning after December 31, 2005. The Partnership elected early adoption of Statement 123(R) effective January 1, 2005. As permitted by Statement 123(R) the Partnership has applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

During the three months ended March 31, 2005, the Partnership recorded compensation expense of $4.3 million which represents amortization of deferred compensation related to share based payments, of which a portion is capitalized to development projects. The expense includes $274,301 related to stock options and $4.0 for restricted stock and dividend equivalents. Deferred compensation is recorded as a reduction to additional paid in capital in the statement of stockholders’ equity. Prior to 2005, as permitted by Statement 123, the Partnership accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options in prior years.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(h)	Stock-Based Compensation (continued)

Had the Partnership adopted Statement 123(R) in the prior period, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per unit described as follows (in thousands except per unit data):

March 31, 2004
Net income for common unit holders as reported:	$21,805
Add: stock-based employee compensation expense included in reported net income	3,548
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	4,729

Pro-forma net income	$20,624

Earnings per unit:
Basic – as reported	$0.36

Basic – pro-forma	$0.34

Diluted – as reported	$0.35

Diluted – pro-forma	$0.33

The Partnership has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Partnership to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At March 31, 2005, there were approximately 3.5 million shares available for grant under the Plan either through options or restricted stock of which 2.0 million shares are limited to common stock awards other than stock options. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed for an option holder to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. Upon exercise of options under the Plan, the Company will issue new shares. In January 2005, the Company offered to acquire the “reload” rights of existing stock options from the option holders by issuing them additional stock options or restricted stock that will vest 25% per year and be expensed over a four-year period beginning in 2005 in accordance with Statement 123(R). As a result of the offer, on January 18, 2005, the Company granted 771,645 options to 37 employees with an exercise price of $51.36, the fair value on the date of grant, and granted 7,906 restricted shares to 11 employees representing value of $363,664, substantially canceling all of the “reload” rights on existing stock options. One employee chose to retain his reload rights. The stock option reload right buy-out program was not offered to the non-employee directors.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(h)	Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form model (“Black-Scholes”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Partnership uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Partnership believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $5.90 for options granted during the period ended March 31, 2005:

Expected dividend yield	4.3%
Risk-free interest rate	3.7%
Expected volatility	18.0%
Expected life in years	4.4

The following table reports stock option activity during the three month period ended March 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding at January 1, 2005	1,675,163	$44.32

Granted	771,645	51.36
Exercised	(90,557)	34.54		$1,430

Outstanding at March 31, 2005	2,356,251	$47.00	5.94	$1,487

Exercisable at March 31, 2005	1,525,504	$45.57	4.18	$3,147

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(h)	Stock-Based Compensation (continued)

The following table presents information regarding unvested share activity during the three month period ended March 31, 2005:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2005	59,102	$2.22
Granted	771,645	$5.90

Non-vested at March 31, 2005	830,747	$5.64

As of March 31, 2005, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

Restricted stock granted under the Plan generally vests over a period of four years, although certain grants cliff-vest after eight years, but contain provisions that allow for accelerated vesting over a shorter term if certain performance criteria are met. Compensation expense is measured at the grant date and recognized ratably over the vesting period. The Partnership considers the likelihood of meeting the performance criteria in determining the amount to expense on a periodic basis. In general, such criteria have historically been met, thus expense is recognized at a rate commensurate with the actual vesting period. Restricted stock grants also have certain dividend rights under the Plan, which are expensed in a manner similar to the underlying stock.

The following table reports restricted stock activity during the three month period ended March 31, 2005:

	Number of Shares	Intrinsic Value (in thousands)
Unvested Shares at January 1, 2005	827,024

Shares Granted	255,158
Shares Vested and Distributed	(335,993)	$16,501

Unvested Shares at March 31, 2005	746,189	$35,541

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(h)	Stock-Based Compensation (continued)

As of March 31, 2005, there was $27.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to restricted stock granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

The following table represents restricted stock granted in January 2005 and 2004 for individual and company level performance during 2004 and 2003, respectively. Shares granted in 2005 include 7,906 shares related to the stock option reload buy-out program discussed above.

	2005	2004
Fair value of stock at date of grant	$51.19	39.97

4-year vesting grant	255,158	219,787
8-year vesting grant	—	64,649

Total stock grants	255,158	284,436

The 4-year stock grants vest at the rate of 25% per year and the 8-year stock grants cliff- vest after eight years, but have the ability for accelerated vesting under the terms described above. Based upon restricted stock vesting for the three months ended March 31, 2005 and 2004, the Partnership recorded compensation expense of $3.6 million and $2.7 million, respectively, including the dividends vesting on restricted stock. During the three months ended March 31, 2005 and 2004, the Partnership recorded compensation expense for dividend equivalents related to stock options of $404,840 and $793,404 respectively, related to unexercised stock options. The Partnership also incurs stock based compensation related to fees paid to its Board of Directors, and for non-exempt employee anniversaries.

(i)	Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46”) (revised December 2003 (“FIN 46R”)), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46, which was issued in January 2003. FIN 46R was applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Partnership did not create any variable interest entities after January 31, 2003. The Partnership has adopted FIN 46R, analyzed the applicability of this interpretation to its structures and determined that they are not party to any significant variable interest entities.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(j)	Segment Reporting

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

(k)	Derivative Financial Instruments

The Partnership adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149 (“Statement 133”). Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps.

Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. Historically all of the Partnership’s derivative instruments have qualified for hedge accounting.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Partnership’s consolidated statements of operations for the period ended March 31, 2005.

At March 31, 2005, the Partnership held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities are to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $5.2 million at March 31, 2005 as compared to their carrying value of $927,075. The Partnership has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material adverse impact on the Partnership’s financial position or results of operations.

(n)	Reclassifications

Certain reclassifications have been made to the 2004 amounts to conform to classifications adopted in 2005.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

2.	Discontinued Operations

During the three months ended March 31, 2005, the Partnership sold 100% of its interest in two properties for net proceeds of $34.7 million. The combined operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $1.1 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively. The operating income and gains from properties included in discontinued operations are reported net of income taxes as follows:

	March 31, 2005		March 31, 2004
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$468	11,182	1,775	12
Less: Income taxes	53	2,188	—	—

Discontinued operations, net	$415	8,994	1,775	12

3.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership’s combined investment in these partnerships was $180.5 million and $179.7 million at March 31, 2005 and December 31, 2004, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income of investments in real estate partnerships in the accompanying consolidated statements of operations. Investments in real estate partnerships are primarily comprised of joint ventures where RCLP invests with three co-investment partners, as further described below. In addition to earning its pro-rata share of net income in each of the partnerships, these co-investment partners pay the Partnership fees for asset management, property management, and acquisition and disposition services. During the three months ended March 31, 2005 and 2004, the Partnership received fees from these joint ventures of $3.2 million and $1.4 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which it has ownership interests of 20% or 30%. As of March 31, 2005, Columbia owned 17 shopping centers, had total assets of $483.2 million, and net income of $3.5 million. The Partnership’s share of Columbia’s total assets and net income was $108.8 million and $585,666, respectively. As of March 31, 2005, Columbia sold one shopping center to an unrelated party for $19.7 million with a gain of $326,443.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

3.	Investments in Real Estate Partnerships (continued)

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”), in two joint ventures (collectively, “MCWR”) in which it has an ownership interest of 25%. As of March 31, 2005, MCWR owned 53 shopping centers, had total assets of $780.7 million, and net income of $4.1 million. RCLP’s share of MCWR’s total assets and net income was $195.2 million and $1.2 million, respectively. As of March 31, 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. The Partnership contributed $4.5 million for its proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired one property from the Partnership valued at $22.1 million, for which the Partnership received cash of $17.1 million.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which it has an ownership interest of 25%. As of March 31, 2005, RegCal owned four shopping centers, had total assets of $126.6 million, and net income of $725,611. The Partnership’s share of RegCal’s total assets and net income was $31.7 million and $210,567, respectively.

On February 14, 2005, RCLP and MCW entered into a contract with CalPERS/First Washington to acquire 101 shopping centers operating in 17 states, located primarily in the Washington D.C./Baltimore metro area as well as northern and southern California (“FW Portfolio”). The contract purchase price is $2.74 billion. The portfolio of shopping centers will be owned in a new joint venture between RCLP and MCW (“MCWR II”) in which the Partnership will have an ownership interest of 35%. The acquisition is expected to close during the second quarter of 2005. The Partnership expects to account for its investment in the venture as an unconsolidated investment in real estate partnerships, which it expects to approximate $385 million.

The Partnership has executed a bank commitment to provide the financing for its share of the purchase price discussed further in note 5.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

3.	Investments in Real Estate Partnerships (continued)

The Partnership’s investments in real estate partnerships as of March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25%	$68,134	65,134
Macquarie CountryWide Direct (MCWR)	25%	7,944	8,001
Columbia Regency Retail Partners (Columbia)	20%	40,240	41,380
Cameron Village LLC (Columbia)	30%	21,348	21,612
Columbia Regency Partners II (Columbia)	20%	2,018	3,107
RegCal, LLC (RegCal)	25%	13,256	13,232
Other investments in real estate partnerships	50%	27,538	27,211

Investments in Real Estate Partnerships		$180,478	179,677

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	March 31, 2005	December 31, 2004
Balance Sheet:
Investment in real estate, net	$1,352,587	1,320,871
Acquired lease intangibles, net	76,966	79,240
Other assets	43,306	39,506

Total assets	$1,472,859	1,439,617

Notes payable	$692,658	665,517
Other liabilities	28,616	24,471
Partners’ equity	751,585	749,629

Total liabilities and equity	$1,472,859	1,439,617

Unconsolidated investments in real estate partnerships had notes payable of $692.7 million as of March 31, 2005 and the Partnership’s proportionate share of these loans was $175.2 million. The Partnership does not guarantee any debt of these partnerships and is responsible for only its pro-rata share based upon its ownership percentage.

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Statements of Operations:
Total revenues	$40,636	22,463
Total expenses	31,748	16,007
Gain on sale of real estate	326	8,211

Net income	$9,214	14,667

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

4.	Acquired Lease Intangibles

Acquired lease intangible assets are net of accumulated amortization of $3.5 million and $2.6 million at March 31, 2005 and December 31, 2004, respectively. These assets have a remaining weighted average amortization period of approximately six years. The aggregate amortization expense from acquired leases was $892,174 and $490,820 for the three months ended March 31, 2005 and 2004, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $2.1 million and $1.9 million at March 31, 2005 and December 31, 2004, respectively and have a remaining weighted average amortization period of approximately six years.

5.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at March 31, 2005 and December 31, 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$273,821	275,726
Variable rate mortgage loans	68,227	68,418
Fixed rate unsecured loans	948,991	948,946

Total notes payable	1,291,039	1,293,090
Unsecured line of credit	175,000	200,000

Total	$1,466,039	1,493,090

The Partnership has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million with the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75%. At March 31, 2005, the balance on the Line was $175 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 3.5625% and 3.1875% at March 31, 2005 and December 31, 2004, respectively. The spread paid on the Line is dependent upon the Partnership maintaining specific investment-grade ratings. The Partnership is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working-capital purposes.

On February 15, 2005, the Partnership executed a commitment letter related to the Line which will temporarily modify certain Line covenants related to borrowing capacity and leverage, and will also add a temporary bridge loan for $275 million (“Bridge Commitment”). The temporary modifications will expire and the Bridge Commitment will mature nine months after the closing of the FW Portfolio into MCWR II. The Bridge Commitment combined with existing borrowing capacity under the Line will provide sufficient cash for RCLP’s equity investment into MCWR II. These borrowings will raise the Partnership’s debt to assets leverage ratio above current levels, which could exceed the current allowable Line covenants. The temporary modification to the leverage covenant is intended to keep RCLP from defaulting on the Line during the term that the Bridge Commitment is outstanding. The Partnership intends to pay off the Bridge Commitment within the nine month term through a combination of issuing equity and selling shopping centers under our capital recycling program.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

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

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of notes payable and the Line is $1.5 billion.

As of March 31, 2005, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$4,042	175,428	179,470
2006	3,775	20,950	24,725
2007 (includes the Line)	3,542	237,076	240,618
2008	3,388	19,535	22,923
2009	3,458	53,047	56,505
2010	3,919	177,092	181,011
Beyond 5 Years	13,271	744,242	757,513
Unamortized debt premiums	—	3,274	3,274

Total	$35,395	1,430,644	1,466,039

6.	Derivative Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05%. The Partnership designated the $196.8 million swaps as cash flow hedges to fix the rate on $200 million of unsecured notes expected to be issued during July 2005, the proceeds of which will be used to repay $100 million of fixed rate unsecured notes maturing on July 15, 2005, and to reduce the Line.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

6.	Derivative Financial Instruments (continued)

During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled the swaps with a payment to the counter-party for $5.7 million. The swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in OCI and the unamortized balance is amortized as additional interest expense over the ten year term of the hedged loan.

7.	Regency’s Stockholders’ Equity and Partners’ Capital

(a)	Preferred Stock

Terms and conditions of the preferred stock outstanding as of March 31, 2005 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Par Value	Distribution Rate	Callable by Company
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09

	800,000	8,000,000	$200,000,000

These depositary shares are perpetual preferred stock, are not convertible into common stock of the Company, are redeemable at par upon our election five years after the issuance date, and have a liquidation value of $25 per depositary share. The terms of the Series 3 and Series 4 Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose. The proceeds from these transactions were contributed to the Partnership in exchange for 300,000 shares of Series 3 Preferred Units and 500,000 of Series 4 Preferred Units issued to and held by Regency with terms exactly the same as the Series 3 and Series 4 Cumulative Redeemable Preferred Stock.

(b)	Common Stock

On March 30, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”), in connection with a forward sale agreement (the “Forward Sale Agreement”). The Forward Sale Agreement, which closed on April 5, 2005, is expected to settle on or before August 1, 2005 at which time the Company will deliver the shares and receive approximately $210 million in proceeds from Citigroup’s sale of shares. The net proceeds are intended to be used to repay a portion of the balance of the $275 million Bridge Commitment discussed in note 5.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

7.	Regency’s Stockholders’ Equity and Partners’ Capital (continued)

(c)	Preferred Units

Terms and conditions of the Preferred Units outstanding as of March 31, 2005 are summarized as follows:

Series	Units Outstanding	Issue Price	Amount Outstanding	Distribution Rate	Callable by Partnership	Exchangeable by Unit holder
Series D	500,000	$100.00	$50,000,000	7.450%	09/29/09	01/01/14
Series E	300,000	$100.00	30,000,000	8.750%	05/25/05	05/25/10
Series F	240,000	$100.00	24,000,000	8.750%	09/08/05	09/08/10

	1,040,000		$104,000,000

The Preferred Units, which may be called by RCLP at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. The Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. At March 31, 2005 and December 31, 2004, the face value of total Preferred Units issued was $104 million with an average fixed distribution rate of 8.13%.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

8.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended March 31, 2005 and 2004, respectively (in thousands except per unit data):

	2005	2004
Numerator:
Income from continuing operations	$31,914	26,496
Discontinued operations	9,409	1,787

Net income	41,323	28,283
Less: Preferred unit distributions and original issuance costs	5,774	6,478
Less: Common dividends paid on the Company’s unvested restricted stock outstanding	411	431

Net income from common unit holders - basic	35,138	21,374
Add: Common dividends paid on the Company’s stock unvested restricted stock using the Treasury method	85	99

Net income for common unit holders - diluted	$35,223	21,473

Denominator:
Weighted average common units outstanding for basic EPU	63,758	60,702
Incremental units to be issued under unvested the Company’s restricted stock using the Treasury method	154	185
Incremental units to be issued under common the Company’s stock options using the Treasury method	80	347

Weighted average common units outstanding for diluted EPU	63,992	61,234

Income per common unit – basic
Income from continuing operations	$0.40	0.33
Discontinued operations	0.15	0.03

Net income for common unit holders per unit	$0.55	0.36

Income per common unit – diluted
Income from continuing operations	$0.40	0.32
Discontinued operations	0.15	0.03

Net income for common unit holders per unit	$0.55	0.35

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2005

9.	Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity. The Partnership is also subject to numerous environmental laws and regulations and is primarily concerned with dry cleaning plants that currently operate or have operated at its shopping centers. The Partnership believes that the tenants who currently operate plants do so in accordance with current laws and regulations, and that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position. However, the Partnership has no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create a material unknown environmental condition; that the current environmental condition of its properties will not be impacted by current occupants, nearby properties, or unrelated third parties; or that changes in or interpretations of environmental laws and regulations will not result in additional environmental liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or the “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of merchants and retailers; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; weather; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. (“RCLP” or “Partnership”) appearing elsewhere within.

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing neighborhood and community shopping centers that are anchored by market-leading supermarkets and retailers located in areas with attractive demographics. Regency owns and operates its shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 98% of the operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, our real estate investment portfolio before depreciation totals $4.6 billion with 288 shopping centers in 23 states, including approximately $1.4 billion in real estate assets composed of 79 shopping centers owned by unconsolidated joint ventures in 17 states. [Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”).] We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At March 31, 2005, our gross leasable area (“GLA”) on a Combined Basis totaled 33.6 million square feet and was 93.0% leased. The GLA for the Consolidated Properties totaled 24.2 million square feet and was 92.0% leased. The GLA for the Unconsolidated Properties totaled 9.4 million square feet and was 95.7% leased.

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

We grow our shopping center portfolio through acquisitions and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our market-leading grocers and anchors, and our specialty retail customers, resulting in modern shopping centers with long-term leases from the grocery anchors and produce attractive returns on our invested capital. This development process can require up to 36 months from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery-anchor closings or consolidations in the grocery store industry. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are incurring significant changes in competition or business practice such as the video rental format. A slowdown in our shopping center development program could reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties:

	March 31, 2005	December 31, 2004
Number of Properties (a)	288	291
Number of Properties (b)	209	213
Number of Properties (c)	79	78

Properties in Development (a)	29	34
Properties in Development (b)	25	32
Properties in Development (c)	4	2

Gross Leaseable Area (a)	33,634,563	33,815,970
Gross Leaseable Area (b)	24,220,864	24,532,952
Gross Leaseable Area (c)	9,413,699	9,283,018

Percent Leased (a)	93.0%	92.7%
Percent Leased (b)	92.0%	91.2%
Percent Leased (c)	95.7%	96.7%

The Partnership seeks to reduce its operating and leasing risks through diversification which it achieves by geographically diversifying its shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of its shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	March 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	50	6,461,701	19.2%	92.0%	51	6,527,802	19.3%	91.9%
Florida	49	5,865,451	17.4%	94.9%	50	5,970,898	17.7%	94.9%
Texas	32	3,949,235	11.7%	89.8%	32	3,968,940	11.7%	89.3%
Georgia	36	3,406,392	10.1%	95.0%	36	3,383,495	10.0%	97.4%
North Carolina	13	1,896,368	5.6%	92.5%	13	1,890,444	5.6%	94.2%
Ohio	14	1,876,129	5.6%	86.9%	14	1,876,013	5.5%	87.7%
Colorado	15	1,639,056	4.9%	97.2%	15	1,639,055	4.8%	98.0%
Virginia	12	1,473,949	4.4%	92.8%	12	1,488,324	4.4%	91.1%
Illinois	9	1,221,223	3.6%	97.9%	9	1,191,424	3.5%	98.0%
Washington	10	1,058,880	3.1%	98.3%	11	1,098,752	3.2%	97.6%
Oregon	8	838,056	2.5%	96.0%	8	838,056	2.5%	95.5%
Tennessee	7	700,534	2.1%	95.2%	7	697,034	2.1%	70.4%
Arizona	5	588,486	1.7%	92.9%	5	588,486	1.7%	93.1%
South Carolina	8	522,027	1.6%	95.5%	8	522,109	1.5%	95.7%
Michigan	4	368,348	1.1%	93.4%	4	368,348	1.1%	93.4%
Maryland	2	326,376	1.0%	93.9%	2	326,638	1.0%	93.9%
Alabama	4	324,044	1.0%	85.9%	4	324,044	1.0%	86.7%
Kentucky	2	302,670	0.9%	97.5%	2	302,670	0.9%	97.5%
Delaware	2	240,418	0.7%	99.9%	2	240,418	0.7%	99.9%
Pennsylvania	2	225,697	0.7%	100.0%	2	225,697	0.7%	100.0%
New Hampshire	2	140,488	0.4%	49.3%	2	138,488	0.4%	50.0%
Nevada	1	118,488	0.4%	58.7%	1	118,495	0.4%	45.5%
Indiana	1	90,547	0.3%	69.3%	1	90,340	0.3%	69.2%

Total	288	33,634,563	100.0%	93.0%	291	33,815,970	100.0%	92.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	March 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	42	5,338,149	22.0%	90.5%	44	5,479,470	22.3%	90.5%
Florida	37	4,578,852	18.9%	94.7%	38	4,684,299	19.1%	94.6%
Texas	29	3,632,633	15.0%	89.5%	29	3,652,338	14.9%	88.8%
Ohio	13	1,767,226	7.3%	86.2%	13	1,767,110	7.2%	87.1%
Georgia	17	1,659,194	6.9%	95.9%	17	1,656,297	6.8%	96.1%
Colorado	11	1,093,404	4.5%	96.7%	11	1,093,403	4.4%	97.6%
North Carolina	9	970,508	4.0%	96.1%	9	970,508	3.9%	97.5%
Virginia	8	911,116	3.8%	88.7%	8	925,491	3.8%	86.4%
Washington	8	707,568	2.9%	98.7%	9	747,440	3.0%	97.3%
Tennessee	6	636,534	2.6%	94.7%	6	633,034	2.6%	67.4%
Oregon	6	574,458	2.4%	96.7%	6	574,458	2.3%	96.1%
Arizona	4	480,839	2.0%	91.3%	4	480,839	2.0%	91.6%
Illinois	3	415,011	1.7%	96.9%	3	415,011	1.7%	97.4%
Michigan	4	368,348	1.5%	93.4%	4	368,348	1.5%	93.4%
Delaware	2	240,418	1.0%	99.9%	2	240,418	1.0%	99.9%
Pennsylvania	2	225,697	0.9%	100.0%	2	225,697	0.9%	100.0%
South Carolina	2	140,900	0.6%	85.0%	2	140,982	0.6%	85.7%
New Hampshire	2	140,488	0.6%	49.3%	2	138,488	0.6%	50.0%
Alabama	2	130,486	0.5%	94.4%	2	130,486	0.5%	97.3%
Nevada	1	118,488	0.5%	58.7%	1	118,495	0.5%	45.5%
Indiana	1	90,547	0.4%	69.3%	1	90,340	0.4%	69.2%

Total	209	24,220,864	100.0%	92.0%	213	24,532,952	100.0%	91.2%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	March 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
Georgia	19	1,747,198	18.6%	94.3%	19	1,727,198	18.6%	98.6%
Florida	12	1,286,599	13.7%	95.8%	12	1,286,599	13.8%	96.1%
California	8	1,123,552	11.9%	98.9%	7	1,048,332	11.3%	99.1%
North Carolina	4	925,860	9.8%	88.7%	4	919,936	9.9%	90.7%
Illinois	6	806,212	8.6%	98.4%	6	776,413	8.4%	98.3%
Virginia	4	562,833	6.0%	99.4%	4	562,833	6.1%	98.9%
Colorado	4	545,652	5.8%	98.3%	4	545,652	5.9%	98.7%
South Carolina	6	381,127	4.0%	99.3%	6	381,127	4.1%	99.3%
Washington	2	351,312	3.7%	97.7%	2	351,312	3.8%	98.1%
Maryland	2	326,376	3.5%	93.9%	2	326,638	3.5%	93.9%
Texas	3	316,602	3.4%	94.0%	3	316,602	3.4%	94.6%
Kentucky	2	302,670	3.2%	97.5%	2	302,670	3.3%	97.5%
Oregon	2	263,598	2.8%	94.3%	2	263,598	2.8%	94.3%
Alabama	2	193,558	2.1%	80.2%	2	193,558	2.1%	79.6%
Ohio	1	108,903	1.2%	97.6%	1	108,903	1.2%	96.1%
Arizona	1	107,647	1.1%	100.0%	1	107,647	1.1%	100.0%
Tennessee	1	64,000	0.7%	100.0%	1	64,000	0.7%	100.0%

Total	79	9,413,699	100.0%	95.7%	78	9,283,018	100.0%	96.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at March 31, 2005:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (c)
Kroger	69	10.8%	7.9%
Publix	61	8.5%	4.9%
Safeway	54	6.5%	4.0%
Albertsons	27	3.1%	2.4%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	For the Combined Properties.
(c)	Annualized base rent includes the Consolidated Properties plus the Partnership’s pro-rata share of the Unconsolidated Properties which reflects our effective risk related to those tenants.

Liquidity and Capital Resources

General

We expect that cash generated from revenues, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $20.0 million and $33.9 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, our gains from the sale of real estate were $17.7 million and $4.0 million, we incurred capital expenditures of $2.5 million and $1.4 million to maintain our shopping centers, paid scheduled principal payments of $1.5 million and $1.5 million to our lenders, and paid dividends and distributions of $41.2 million and $38.9 million to our share and unit holders, respectively.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. On February 21, 2005, Winn-Dixie Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We currently lease six stores to Winn-Dixie, three of which are owned directly by us and three are owned in joint ventures. Our annualized base rent from Winn-Dixie including our share of the joint ventures is $1.4 million or less than one-half of 1% of our annual base rents. Winn-Dixie currently owes the Partnership $131,426 in pre-petition rent related to common area expense reimbursements, and is current on all rent post-petition. Winn-Dixie continues to review their portfolio of stores, and has given us notice of rejection on one store owned in a joint venture. It is possible that Winn-Dixie may reject additional stores owned by us. We are not aware at this time of the current or pending bankruptcy of any of our other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 8% of our annual base rental revenues.

We expect to meet long-term capital requirements for redeemable preferred units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and (v) equity raised in the private or public markets. Regency currently has $198.6 million available for equity securities under our shelf registration and RCLP has $180 million available for debt under its shelf registration.

We intend to continue to grow our portfolio through new developments and acquisitions, either directly or through our joint venture relationships. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. Capital necessary to complete developments-in-process are funded from our line of credit. We expect that cash provided by operating activities, unused amounts available under our line of credit and cash reserves are adequate to meet short-term and committed long-term liquidity requirements.

Shopping Center Developments, Acquisitions and Sales

On a Combined Basis, we had 29 projects under construction or undergoing major renovations at March 31, 2005, which, when completed, will represent an investment of $665.4 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $113.3 million. Costs necessary to complete these developments are estimated to be $292.5 million. These costs are usually already committed as part of existing construction contracts, and will be expended through 2008. These developments are approximately 56% complete and 75% pre-leased. The costs necessary to complete these developments will be funded from the Partnership’s unsecured line of credit, which had $325 millon of available funding at March 31, 2005.

During the three months ended March 31, 2005, the Partnership sold 100% of its interest in two properties for net proceeds of $34.7 million. The combined operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $1.1 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At March 31, 2005, we had investments in real estate partnerships of $180.5 million. The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Number of Joint Ventures	11	11
RCLP’s Ownership	20%-50%	20%-50%
Number of Properties	79	78

Combined Assets	$1,472,859	$1,439,617
Combined Liabilities	721,274	689,988
Combined Equity	751,585	749,629

RCLP’s Share of:
Assets	$384,867	$374,430
Liabilities	188,473	179,459

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, these co-investment partners pay us fees for asset management, property management, and acquisition and disposition services. During the three months ended March 31, 2005 and 2004, we received fees from these joint ventures of $3.2 million and $1.4 million, respectively. Our investments in real estate partnerships as of March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25%	$68,134	65,134
Macquarie CountryWide Direct (MCWR)	25%	7,944	8,001
Columbia Regency Retail Partners (Columbia)	20%	40,240	41,380
Cameron Village LLC (Columbia)	30%	21,348	21,612
Columbia Regency Partners II (Columbia)	20%	2,018	3,107
RegCal, LLC (RegCal)	25%	13,256	13,232
Other investments in real estate partnerships	50%	27,538	27,211

Total		$180,478	179,677

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of March 31, 2005, Columbia owned 17 shopping centers, had total assets of $483.2 million, and net income of $ 3.5 million. Our share of Columbia’s total assets and net income was $108.8 million and $585,666, respectively. Columbia sold one shopping centers during the three months ended March 31, 2005 for $19.7 million to an unrelated party with a gain of $326,443.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in two joint ventures (collectively, “MCWR”) in which we have an ownership interest of 25%. As of March 31, 2005, MCWR owned 53 shopping centers, had total assets of $780.7 million, and net income of $4.1 million. Our share of MCWR’s total assets and net income was $195.2 million and $1.2 million, respectively. During the three months ended March 31, 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. We contributed $4.5 million for our proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired one shopping center from us valued at $22.1 million, for which we received cash of $17.1 million.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of March 31, 2005, RegCal owned four shopping centers, had total assets of $126.6 million, and had net income of $725,611. Our share of RegCal’s total assets and net income was $31.7 million and $210,567, respectively.

On February 14, 2005, we entered into a contract with CalPERS/First Washington to acquire 101 shopping centers operating in 17 states, but primarily in the Washington D.C./Baltimore metro area, as well as, northern and southern California (“FW Portfolio”). The contract purchase price is $2.74 billion. The portfolio of shopping centers will be owned in a new joint venture between RCLP and MCW (“MCWR II”) in which we will have an ownership interest of 35%. The acquisition is expected to close during the second quarter of 2005. Upon closing of the acquisition into the joint venture, MCWR II will pay us an acquisition fee and a due diligence fee based upon 1% and .125% of the net purchase price, respectively. We are currently in process of arranging long term financing for the joint venture, and upon loan closing, we will also be paid a debt placement fee equal to .50% of the debt amount arranged. We will only recognize fee income on that portion of the joint venture not owned by us. Approximately 52.5% of the acquisition fee will be subject to achieving certain targeted income levels in 2006 and 2007; and therefore, that portion of the acquisition fee will be deferred and only recognized in 2006 and 2007 if earned. We will also earn recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to us, the seller, First Washington, has agreed to provide property management services for up to 2 years on approximately 50% of the portfolio which will result in lower property management fee income to us during the transition period. We expect to account for our equity investment in the venture as an unconsolidated investment in real estate partnerships, which we expect to approximate $385 million. We have executed a bank commitment to provide the financing for our share of the purchase price further discussed below as a part of Notes Payable.

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

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash provided by investing activities was $3.6 million for the three months ended March 31, 2005 and net cash used in investing activities was $14.4 million for the three months ended March 31, 2004.

Notes Payable

Outstanding debt at March 31, 2005 and December 31, 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$273,821	275,726
Variable rate mortgage loans	68,227	68,418
Fixed rate unsecured loans	948,991	948,946

Total notes payable	1,291,039	1,293,090
Unsecured line of credit	175,000	200,000

Total	$1,466,039	1,493,090

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.01% to 9.50% and average 7.03%.

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and we have the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on March 31, 2005 was $175 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 3.5625% at March 31, 2005 and 3.1875% at December 31, 2004. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

On February 15, 2005, we executed a commitment letter related to the Line which will temporarily modify certain Line covenants related to our borrowing capacity and leverage, and will also add a temporary bridge loan for $275 million (“Bridge Commitment”). The temporary modifications will expire and the Bridge Commitment will mature nine months after the closing of the FW Portfolio into MCWR II. The Bridge Commitment combined with existing borrowing capacity under the Line will provide sufficient cash for our equity investment into MCWR II. These borrowings will raise our debt to assets leverage ratio above current levels, which could exceed the current allowable Line covenant leverage ratio of 55%.

The temporary modification to the leverage covenant is intended to keep us from defaulting on the Line during the term that the Bridge Commitment is outstanding. We intend to pay-off the Bridge Commitment within the nine month term through a combination of issuing equity and selling shopping centers under our capital recycling program.

As of March 31, 2005, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$4,042	175,428	179,470
2006	3,775	20,950	24,725
2007 (includes the Line)	3,542	237,076	240,618
2008	3,388	19,535	22,923
2009	3,458	53,047	56,505
2010	3,919	177,092	181,011
Beyond 5 Years	13,271	744,242	757,513
Unamortized debt premiums	—	3,274	3,274

Total	$35,395	1,430,644	1,466,039

Our investments in real estate partnerships had unconsolidated notes and mortgage loans payable of $692.7 million at March 31, 2005, which mature through 2028. Our proportionate share of these loans was $175.2 million, of which 85.1% had average fixed interest rates of 5.1% and 14.9% had variable interest rates based upon a spread above LIBOR of 1.0% to 1.4%. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our guarantee does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). At March 31, 2005, 83% of our total debt had fixed interest rates, compared with 82% at December 31, 2004. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Based upon the variable interest-rate debt outstanding at March 31, 2005, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.4 million.

On April 1, 2005, we entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05%. We designated the $196.8 million swaps as cash flow hedges to fix the rate on $200 million of unsecured notes expected to be issued during July 2005, the proceeds of which will be used to repay $100 million of fixed rate unsecured notes maturing on July 15, 2005 and reduce the Line.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure. The following describes our equity capital transactions as of March 31, 2005.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. The Preferred Units, which may be called by us in 2005 and 2009, have no stated maturity or mandatory redemption, and they pay a cumulative, quarterly dividend at fixed rates ranging from 7.45% to 8.75%. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit after ten years from the date of issue or as modified and agreed to by us. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At March 31, 2005 and December 31, 2004, the face value of total Preferred Units issued was $104 million, with an average fixed distribution rate of 8.13%. Included in Preferred Units are original issuance costs of $2.2 million that will be expensed as the underlying Preferred Units are redeemed in the future. We expect to redeem $54 million of Preferred Units during 2005 and expense their related issuance costs of $1.4 million. The redemption price will be funded from either issuing a new series of preferred stock or from drawing on the Line.

Preferred Stock

We currently have outstanding two series of Preferred stock. The Series 3 stock was issued in 2003 and represents 3 million depositary shares or 300,000 shares of 7.45% Series 3 Cumulative Redeemable Preferred Stock. The Series 4 stock was issued in 2004 and represents 5 million depositary shares or 500,000 shares of 7.25% Series 4 Cumulative Redeemable Preferred Stock. These depositary shares are perpetual preferred stock, are not convertible into common stock of the Company, are redeemable at par upon our election five years after the issuance date, and have a liquidation value of $25 per depositary share. The terms of the Series 3 and Series 4 Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On March 30, 2005, we entered into an agreement to sell 4,312,500 shares of our common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”), in connection with a forward sale agreement (the “Forward Sale Agreement”). The Forward Sale Agreement, which closed on April 5, 2005, is expected to settle on or before August 1, 2005 at which time we will deliver the shares and receive approximately $210 million in proceeds from Citigroup’s sale of shares. The net proceeds are intended to be used to repay a portion of the balance of the $275 million Bridge Commitment discussed above under Notes Payable.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Statement 123(R) is effective for fiscal years beginning after December 15, 2005; however, early adoption is permitted. The Partnership adopted Statement 123(R) effective on January 1, 2005. In accordance with Statement 123(R), the Partnership has applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. For further understanding of our adoption of Statement 123(R) and its impact on our financial statements, see Footnote 1(h) in the accompanying consolidated financial statements.

In summary, net cash used in financing activities was $65.3 million and $5.8 million for the three months ended March 31, 2005 and 2004, respectively, related to the debt and equity activity discussed above and the investing activity also discussed within Liquidity and Capital Resources.

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

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, Business Combinations (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material adverse impact on the Partnership’s financial position or results of operations.

Results from Operations

Comparison of the three months ended March 31, 2005 to 2004

At March 31, 2005, on a Combined Basis, we were operating or developing 288 shopping centers, as compared to 291 shopping centers at the end of 2004. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At March 31, 2005, on a Combined Basis, we were developing 29 properties, as compared to 34 properties at the end of 2004.

Our revenues increased by $9.2 million, or 10%, to $101.7 million in 2005. This increase was related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates, operating properties acquired subsequent to March 31, 2004 that had no revenues during the comparable prior year period, revenues from new developments commencing operations subsequent to March 31, 2004, less a reduction in revenues from properties sold not classified as discontinued operations. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2005, our minimum rent increased by $5.5 million, or 8%, and our recoveries from tenants increased $2.3 million, or 12%. Percentage rent was $551,539 in 2005, compared with $452,485 million in 2004.

Our operating expenses increased by $6.4 million, or 13%, to $55.2 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $1.2 million, or 5%, for the three months ended March 31, 2005 to $24.1 million. This increase was primarily due to shopping centers acquired during 2004 and new developments that only recently began operating and therefore did not incur operating expenses during the three month period ending on March 31, 2004.

Our general and administrative expenses were $8.7 million for the three months ended March 31, 2005, compared with $5.9 million in 2004, or 47% higher, related to an increase in the total number of employees, higher costs associated with incentive compensation and costs related to implementing new regulations for public companies imposed by the Sarbanes-Oxley Act.

Our depreciation and amortization expense increased $1.4 million for the three months ended March 31, 2005 primarily related to new development properties placed in service and operating properties acquired subsequent to March 31, 2004 that had no operations during the comparable prior year period.

Our net interest expense was $21.1 million for the three months ended March 31, 2005 and 2004. Average interest rates on our outstanding debt decreased to 6.41% at March 31, 2005, compared with 6.45% at March 31, 2004. Our weighted average outstanding debt at March 31, 2005 and 2004 was $1.5 billion.

We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties includes $2.1 million in gains from the sale of six out-parcels for proceeds of $4.2 million and $4.4 million in gains related to the sale of two development properties. For the period ended March 31, 2004, the gains from the sale of operating and development properties included $3.4 million from the sale of seven out-parcels for proceeds of $9.5 million and $629,905 in gains for properties sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our minority investment.

Income from discontinued operations was $9.4 million in 2005 related to two properties sold to unrelated parties for net proceeds of $34.7 million and two properties classified as held-for-sale. Income from discontinued operations was $1.8 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 as well as 2004. In compliance with the adoption of Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes.

Preferred unit distributions were $5.8 million in 2005 which was a net decrease of $703,100 as a result of redemptions and issuance of Series 4 preferred units during 2004.

Net income for common unit holders was $35.5 million in 2005, compared with $21.8 million in 2004 or a 63% increase for the reasons described above. Diluted earnings per unit were $0.55 in 2005, compared with $0.35 in 2004, or 57% higher.

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

	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$147,181	24,725	29,680	22,923	56,505	181,011	757,513	1,219,538	1,249,142
Average interest rate for all fixed rate debt	7.08%	7.07%	7.05%	7.05%	7.01%	6.69%	6.10%	—

Variable rate LIBOR debt	$32,289	—	210,938	—	—	—	—	243,227	243,227
Average interest rate for all variable rate debt	3.04%	—	3.04%	—	—	—	—	—

As the table incorporates only those exposures that exist as of March 31, 2005, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. N/A

Item 3. None

Item 4. None

Item 5. None

Item 6. Exhibits

(a)	Exhibits:

10.	Material Contracts

	10.1	First Amendment dated as of March 28, 2005 to Amended and Restated Credit Agreement by and among Regency Centers, L.P., as Borrower, Regency, each of the Lenders signatory thereto, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed April 1, 2005)

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	REGENCY CENTERS, L.P.
By: Regency Centers Corporation, General Partner

	By:	/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer