Form 10-Q
period 2005-09-30
REGENCY CENTERS LP
filed 2005-11-09
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(in thousands, except unit data)

	2005	2004
	(unaudited)
Assets
Real estate investments at cost:
Land	$827,058	806,207
Buildings and improvements	1,921,703	1,915,655

	2,748,761	2,721,862
Less: accumulated depreciation	371,386	338,609

	2,377,375	2,383,253
Properties in development	410,764	426,216
Operating properties held for sale	31,210	4,916
Investments in real estate partnerships	551,697	179,677

Net real estate investments	3,371,046	2,994,062

Cash and cash equivalents	31,232	95,320
Notes receivable	21,895	25,646
Tenant receivables, net of allowance for uncollectible accounts of $3,823 and $3,393 at September 30, 2005 and December 31, 2004, respectively	57,819	60,911
Deferred costs, less accumulated amortization of $30,289 and $25,735 at September 30, 2005 and December 31, 2004, respectively	42,207	41,002
Acquired lease intangible assets, net	11,295	14,172
Other assets	22,165	12,711

	$3,557,659	3,243,824

Liabilities and Partners’ Capital
Liabilities:
Notes payable	1,459,589	1,293,090
Unsecured line of credit	125,000	200,000
Accounts payable and other liabilities	103,009	102,443
Acquired lease intangible liabilities, net	4,446	5,161
Tenants’ security and escrow deposits	10,116	10,049

Total liabilities	1,702,160	1,610,743

Limited partners’ interest in consolidated partnerships	1,454	1,827

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at September 30, 2005 and December 31, 2004	49,158	49,158
Series E preferred units, par value $100: 700,000 units issued, 300,000 units outstanding at December 31, 2004	—	29,238
Series F preferred units, par value $100: 240,000 units issued and outstanding at December 31, 2004	—	23,366
Preferred units of general partner, $.01 par value per unit, 30,000,000 units authorized; 3,000,000 and 800,000 units issued and outstanding at September 30, 2005 with liquidation preferences of $25 and $250 per unit, respectively; 800,000 units issued and outstanding at December 31, 2004, liquidation preference of $250	275,000	200,000
General partner; 67,872,159 and 62,808,979 units outstanding at September 30, 2005 and December 31, 2004, respectively	1,513,926	1,304,008
Limited partners; 1,264,640 and 1,488,364 units outstanding at September 30, 2005 and December 31, 2004, respectively	27,980	30,775
Accumulated other comprehensive loss	(12,019)	(5,291)

Total partners’ capital	1,854,045	1,631,254

Commitments and contingencies
	$3,557,659	3,243,824

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended September 30, 2005 and 2004

(in thousands, except per unit data)

(unaudited)

	2005	2004
Revenues:
Minimum rent	$73,181	69,176
Percentage rent	855	697
Recoveries from tenants	20,217	20,708
Management, acquisition and other fees	3,326	1,917
Equity in (loss) income of investments in real estate partnerships	(3,953)	2,199

Total revenues	93,626	94,697

Operating expenses:
Depreciation and amortization	20,438	19,218
Operating and maintenance	13,334	13,418
General and administrative	9,148	7,232
Real estate taxes	10,184	9,963
Other expenses	204	1,478

Total operating expenses	53,308	51,309

Other expense (income)
Interest expense, net of interest income of $627 and $886 in 2005 and 2004, respectively	22,956	19,833
Gain on sale of operating properties and properties in development	(3,750)	(8,929)

Total other expense	19,206	10,904

Income before minority interests	21,112	32,484

Minority interest of limited partners	(45)	(85)

Income from continuing operations	21,067	32,399

Discontinued operations:
Operating income from discontinued operations	723	2,584
Gain on sale of operating properties and properties in development	13,819	10,811

Income from discontinued operations	14,542	13,395

Net income	35,609	45,794

Preferred unit distributions	(7,449)	(9,635)

Net income for common unit holders	$28,160	36,159

Income per common unit - basic:
Continuing operations	$0.20	0.36
Discontinued operations	0.22	0.22

Net income for common unit holders per unit	$0.42	0.58

Income per common unit - diluted:
Continuing operations	$0.19	0.36
Discontinued operations	0.22	0.22

Net income for common unit holders per unit	$0.41	0.58

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the nine months ended September 30, 2005 and 2004

(in thousands, except per unit data)

(unaudited)

	2005	2004
Revenues:
Minimum rent	$215,550	203,200
Percentage rent	1,660	1,475
Recoveries from tenants	61,772	58,547
Management, acquisition and other fees	23,493	5,294
Equity in (loss) income of investments in real estate partnerships	(616)	6,888

Total revenues	301,859	275,404

Operating expenses:
Depreciation and amortization	61,247	57,412
Operating and maintenance	39,386	38,043
General and administrative	27,203	20,337
Real estate taxes	30,368	29,201
Other expenses	2,167	2,629

Total operating expenses	160,371	147,622

Other expense (income)
Interest expense, net of interest income of $1,671 and $2,604 in 2005 and 2004, respectively	65,294	59,221
Gain on sale of operating properties and properties in development	(13,890)	(16,579)

Total other expense	51,404	42,642

Income before minority interests	90,084	85,140

Minority interest of limited partners	(203)	(255)

Income from continuing operations	89,881	84,885

Discontinued operations:
Operating income from discontinued operations	3,424	7,865
Gain on sale of operating properties and properties in development	30,552	13,307

Income from discontinued operations	33,976	21,172

Net income	123,857	106,057

Preferred unit distributions	(18,999)	(22,592)

Net income for common unit holders	$104,858	83,465

Income per common unit - basic:
Continuing operations	$1.07	1.00
Discontinued operations	0.53	0.35

Net income for common unit holders per unit	$1.60	1.35

Income per common unit - diluted:
Continuing operations	$1.07	1.00
Discontinued operations	0.52	0.35

Net income for common unit holders per unit	$1.59	1.35

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the nine months ended September 30, 2005

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2004	$101,762	1,504,008	30,775	(5,291)	1,631,254
Comprehensive income:
Net income	7,174	114,291	2,392	—	123,857
Loss on settlement of derivative instruments				(7,310)	(7,310)
Amortization of loss on derivative instruments				582	582

Total comprehensive income	—	—	—	—	117,129
Redemption of preferred units	(52,604)	—	—	—	(52,604)
Cash distributions for dividends	—	(106,426)	(2,244)	—	(108,670)
Preferred unit distribution	(7,174)	(11,825)	—	—	(18,999)
Series 5 Preferred units issued	—	75,000	—	—	75,000
Common Units issued as a result of common stock issued by Regency including stock- based compensation, net of repurchases	—	210,935	—	—	210,935
Common Units exchanged for common stock of Regency	—	5,848	(5,848)	—	—
Reallocation of limited partners’ interest	—	(2,905)	2,905	—	—

Balance at September 30, 2005	$49,158	1,788,926	27,980	(12,019)	1,854,045

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$123,857	106,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,899	60,772
Deferred loan cost and debt premium amortization	1,917	1,813
Stock based compensation	15,148	10,133
Minority interest of limited partners	203	255
Equity in loss (income) of investments in real estate partnerships	616	(6,888)
Net gain on sale of properties	(47,728)	(30,207)
Distributions from operations of investments in real estate partnerships	16,782	10,822
Hedge settlement	(7,310)	(5,720)
Changes in assets and liabilities:
Tenant receivables	3,092	4,773
Deferred leasing costs	(5,119)	(4,683)
Other assets	(11,248)	647
Accounts payable and other liabilities	(8,610)	1,709
Tenants’ security and escrow deposits	67	230

Net cash provided by operating activities	144,566	149,713

Cash flows from investing activities:
Acquisition of real estate	—	(26,560)
Development of real estate	(216,622)	(246,185)
Proceeds from sale of real estate investments	149,912	129,475
Repayment of notes receivable, net	3,751	45,530
Investments in real estate partnerships	(405,693)	(18,621)
Distributions received from investments in real estate partnerships	23,958	21,464

Net cash used in investing activities	(444,694)	(94,897)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common Stock issued by Regency	203,333	79,002
Redemption of preferred units	(54,000)	(125,000)
Cash paid for conversion of Common Units by limited partner	—	(20,402)
Contributions from limited partners in consolidated partnerships	25	352
Distributions to preferred unit holders	(17,603)	(19,356)
Cash distributions for dividends	(108,670)	(97,953)
Net proceeds from issuance of preferred units	72,778	120,831
Repayment of fixed rate unsecured notes	(100,000)	(200,000)
Proceeds from issuance of fixed rate unsecured notes, net	349,505	148,646
(Repayment) proceeds from unsecured line of credit, net	(75,000)	35,000
Proceeds from notes payable	10,000	54,852
Repayment of notes payable, net	(36,908)	(2,350)
Scheduled principal payments	(4,262)	(4,282)
Deferred loan costs	(3,158)	(3,844)

Net cash provided (used) in financing activities	236,040	(34,504)

Net (decrease) increase in cash and cash equivalents	(64,088)	20,312

Cash and cash equivalents at beginning of the period	95,320	29,869

Cash and cash equivalents at end of the period	$31,232	50,181

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $8,887 and $8,903 in 2005 and 2004, respectively)	$75,384	73,363

Supplemental disclosure of non-cash transactions:

Mortgage debt assumed by purchaser on sale of real estate	$—	9,899

Common stock issued for partnership units exchanged	$5,848	5,410

Mortgage loans assumed for the acquisition of real estate	$—	4,148

Real estate contributed as investments in real estate partnerships	$7,684	4,544

Exchangeable operating partnership units issued for the acquisition of real estate	$—	13,400

Notes receivable taken in connection with sales of operating properties, properties in development and outparcels	$—	8,200

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 98% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than its investment in the Partnership. At September 30, 2005, the Partnership directly owned 210 retail shopping centers and held partial interests in 179 retail shopping centers through investments in joint ventures.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Partnership, and joint ventures in which the Partnership has a majority ownership or controlling interest. The equity interests of third parties held in the Partnership or its majority owned joint ventures are included in the consolidated financial statements as preferred units, exchangeable operating partnership units or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Investments in joint ventures not controlled by the Partnership (Unconsolidated Joint Ventures) are accounted for under the equity method. The Partnership has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in FIN 46R. The other venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Partnership has concluded that the equity method of accounting is appropriate for these interests. Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in Real Estate Partnerships.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(a)	Organization and Principles of Consolidation (continued)

The consolidated financial statements reflect all adjustments that are of a normal recurring nature, and in the opinion of management, are necessary to properly state the Partnership’s results of operations and financial position. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted although management believes that the disclosures are adequate to make the information fairly presented. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s December 31, 2004 Form 10-K filed with the Securities and Exchange Commission and updated under Form 8-K on June 13, 2005.

The Partnership is currently evaluating the recent Emerging Issues Task Force (“EITF”) consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Note 1(m)). This consensus is currently applicable to the Partnership for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006.

Ownership of the Company

Regency has a single class of common stock outstanding and three series of preferred stock outstanding (Series 3, 4, and 5). Dividends on the Series 3, 4, and 5 preferred stock are cumulative and payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Preferred Units”) in the Partnership that entitle the Company to income and distributions from the Partnership in amounts equal to the dividends paid on the Company’s Series 3, 4, and 5 preferred stock.

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited partnership Units, and four classes of preferred units (Series 3, 4, 5, and D Preferred Units). At September 30, 2005 the Company owned approximately 98% or 67,872,159 Partnership Units of the total 69,136,799 Partnership Units outstanding. Each outstanding Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units are owned by the Company and are eliminated in consolidation. The Series D Preferred Units are owned by institutional investors.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

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

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At September 30, 2005 and December 31, 2004, the Partnership had capitalized pre-development costs of $19.2 million and $10.5 million, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

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

The Partnership and the Unconsolidated Joint Ventures allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Partnership’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over their estimated weighted-average remaining lease lives.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of base rental revenue over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to base rental revenue over the remaining terms of the respective leases, including renewal options.

The Partnership allocates no value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since those associated with the acquired property provide no incremental value over the Partnership’s existing relationships.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(c)	Real Estate Investments (continued)

The Partnership follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property as held-for-sale when it determines that the property is available for immediate sale in its present condition and management is reasonably certain that a sale will be consummated. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period. The operations of properties held-for-sale are reclassified into discontinued operations for all periods presented.

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

(d)	Income Taxes

The Partnership’s taxable income and loss is reported by its partners, of which the Company as general partner and 98% owner, is allocated its proportionate share of tax. The Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income.

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the three months ended September 30, 2005 and 2004, the Partnership’s provision for federal and state income taxes was $292,352 and $512,134, respectively. During the nine months ended September 30, 2005 and 2004, the Partnership’s provision for federal and state income taxes was approximately $4.0 million and $1.8 million, respectively. Deferred income tax assets have not changed materially since December 31, 2004.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(e)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $30.6 million and $30.8 million at September 30, 2005 and December 31, 2004, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $11.6 million and $10.2 million at September 30, 2005 and December 31, 2004, respectively.

(f)	Earnings per Unit and Treasury Stock

Basic net income per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted net income per unit also includes common unit equivalents for stock options and restricted stock, if dilutive. See note 8 for the calculation of earnings per unit (“EPU”).

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the Company’s consolidated statement of stockholders’ equity and comprehensive income (loss) and recorded in General Partner Preferred and Common Units of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(i)	Stock-Based Compensation

Regency grants stock-based compensation to its employees, all of which are employed by the Partnership. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership including stock options. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other stock-based awards granted under Regency’s Stock Option and Incentive Plan. Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency, as further described.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25 and generally, the approach is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values and pro-forma disclosure is no longer an alternative.

Statement 123(R) is effective for fiscal years beginning after December 31, 2005, however, the Partnership elected early adoption effective January 1, 2005. As permitted by Statement 123(R), the Partnership has applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

i)	Stock-Based Compensation (continued)

The Partnership recorded stock-based compensation expense for the periods ended September 30, 2005 and 2004 as follows, the components of which are further described below (in thousands):

	For the three months ended		For the nine months ended
	2005	2004	2005	2004
Stock Options	$360	—	908	—
Dividend Equivalents	465	165	1,335	1,752
Restricted Stock	4,727	2,805	12,638	8,118

Total	$5,552	2,970	14,881	9,870

The recorded amounts of stock-based compensation expense in 2005 represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above. Deferred compensation is recorded as a reduction to additional paid in capital in the Company’s statement of stockholders’ equity and comprehensive income (loss) and recorded in General Partner Preferred and Common Units of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss).

During 2004, as permitted by Statement 123, the Partnership accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Partnership adopted Statement 123(R) in 2004, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per unit described as follows (in thousands except per unit data):

	For the three months ended September 30, 2004	For the nine months ended September 30, 2004
Net income for common unit holders as reported:	$36,159	83,465
Add: stock-based employee compensation expense included in reported net income	3,051	10,126
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	5,114	14,190

Pro-forma net income	$34,096	79,401

Earnings per unit:
Basic – as reported	$0.58	1.35

Basic – pro-forma	$0.55	1.28

Diluted – as reported	$0.58	1.35

Diluted – pro-forma	$0.54	1.28

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

i)	Stock-Based Compensation (continued)

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At September 30, 2005, there were approximately 3.3 million shares available for grant under the Plan either through options or restricted stock of which 1.8 million shares are limited to common stock awards other than stock options. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(i)	Stock-Based Compensation (continued)

The Partnership believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $5.90, $6.17 and $6.79 for options granted during the three month periods ended March 31, June 30, and September 30, 2005, respectively:

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005
Expected dividend yield	4.3%	3.9%	3.7%
Risk-free interest rate	3.7%	3.5%	3.8%
Expected volatility	18.0%	20.0%	20.0%
Expected life in years	4.4	2.5	2.4

The following table reports stock option activity during the nine month period ended September 30, 2005:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding - January 1, 2005	1,675,163	$44.32

Granted	771,645	51.36
Exercised	(90,557)	34.54		$1,430

Outstanding - March 31, 2005	2,356,251	47.00	5.94

Reload option	7,680	56.07
Exercised	(196,083)	43.82		$4,281
Forfeited	(1,894)	47.04

Outstanding - June 30, 2005	2,165,954	47.32	5.99	$21,403

Reload option	10,006	59.73
Exercised	(53,628)	43.05		$937

Outstanding - September 30, 2005	2,122,332	$47.48	5.97	$21,149

Exercisable - September 30, 2005	1,307,835	$45.87	3.89	$15,146

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(i)	Stock-Based Compensation (continued)

The following table presents information regarding unvested option activity during the nine month period ended September 30, 2005:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2005	59,102	$2.22

Granted	771,645	5.90
Less: 2005 Vesting	(16,250)	2.22

Non-vested at September 30, 2005	814,497	$5.71

As of September 30, 2005, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a remaining period of 3.3 years.

The Company grants restricted stock under the Plan to its employees as a form of long- term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting. The four-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures, and are granted based upon past employee performance. Performance grants are subject to future performance measurements, which include annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Performance grants must be earned, based upon the achievement of the performance criteria, before the actual number of shares to be vested are known. Once earned, performance grants vest over a term such that the period used to determine the number of shares earned combined with the vesting term equals five years. The eight-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term. Performance grants and 8-year cliff vesting grants are currently only granted to the top eight executives in the Company. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings growth from which it determines the amounts recognized as expense on a periodic basis. The Company determines the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model. Compensation expense is measured at the grant date and recognized over the vesting period. Restricted stock grants also have certain dividend rights under the Plan, which are expensed in a manner similar to the underlying stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(i)	Stock-Based Compensation (continued)

The following table reports restricted stock activity during the nine month period ended September 30, 2005:

	Number of Shares	Intrinsic Value (in thousands)
Unvested Shares at January 1, 2005	827,024

Shares Granted	429,276
Shares Vested and Distributed	(335,993)	$16,501
Shares Forfeited	(4,940)

Unvested Shares at September 30, 2005	915,367	$52,588

As of September 30, 2005, there was $26.9 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded as an offset to additional paid in capital. This unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table represents restricted stock granted in January 2005 and 2004 for individual and company level performance during 2004 and 2003, respectively. Shares granted in 2005 include 7,906 shares related to the stock option reload buy-out program previously discussed.

	2005	2004
Weighted average fair value of stock at date of grant	$51.38	39.97

4-year vesting grant	202,822	219,787
Performance-based grant	158,118	—
8-year vesting grant	68,336	64,649

Total stock grants	429,276	284,436

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(j)	Segment Reporting

The Partnership’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Partnership actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds of sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes. The Partnership’s revenue and net income are generated from the operation of its investment portfolio. The Partnership also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

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

The Partnership adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149. Statement 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps.

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

September 30, 2005

(unaudited)

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 has no impact on the Partnership’s consolidated statements of operations for the period ended September 30, 2005.

At September 30, 2005, the Partnership held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $4.9 million at September 30, 2005 as compared to their carrying value of $1.1 million. The Partnership has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In October 2005, the FASB Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”.

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

September 30, 2005

(unaudited)

(m)	Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership is not currently aware of any future potential accounting changes which would require the retrospective application described in Statement 154.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets”, an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material adverse impact on the Partnership’s financial position or results of operations. The Partnership is not currently aware of any future potential accounting changes which would require the retrospective application described in Statement 153.

(n)	Reclassifications

Certain reclassifications have been made to the 2004 amounts to conform to classifications adopted in 2005.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

2.	Discontinued Operations

During the three months ended September 30, 2005, the Partnership sold 100% of its interest in three properties for net proceeds of $45.5 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations were $1.7 million and $6.1 million for the three months ended September 30, 2005 and 2004, respectively. The operating income and gains from properties included in discontinued operations are reported net of income taxes as follows:

	For the three months ended
	September 30, 2005		September 30, 2004
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$758	14,341	2,527	10,150
Less: Income taxes	35	522	(57)	(661)

Discontinued operations, net	$723	13,819	2,584	10,811

During the nine months ended September 30, 2005, the Partnership sold 100% of its interest in eight properties for net proceeds of $107.3 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations were $10.2 million and $18.4 million for the nine months ended September 30, 2005 and 2004, respectively. The operating income and gains from properties included in discontinued operations are reported net of income taxes as follows:

	For the nine months ended
	September 30, 2005		September 30, 2004
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$3,552	33,838	7,942	13,628
Less: Income taxes	128	3,286	77	321

Discontinued operations, net	$3,424	30,552	7,865	13,307

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Partnership’s combined investment in these partnerships was $551.7 million and $179.7 million at September 30, 2005 and December 31, 2004, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in (loss) income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income (loss) from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income (loss) are recorded in equity in (loss) income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners, as described below. In addition to earning its pro-rata share of net income in each of the partnerships, these co-investment partners pay the Partnership fees for asset management, property management, and acquisition and disposition services. During the three months ended September 30, 2005 and 2004, the Partnership received fees from these joint ventures of $3.1 million and $1.6 million, respectively. During the nine months ended September 30, 2005 and 2004, the Partnership received fees from these joint ventures of $22.8 million and $4.5 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of September 30, 2005, Columbia owned 17 shopping centers, had total assets of $480.4 million, and net income of $10.2 million. The Partnership’s share of Columbia’s total assets and net income was $108.2 million and $1.9 million, respectively. During the nine months ended September 30, 2005, Columbia sold one shopping center to an unrelated party for $19.7 million with a loss of $242,596 related primarily to higher closing costs than expected.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which the Partnership has an ownership interest of 25%. As of September 30, 2005, RegCal owned six shopping centers, had total assets of $137.4 million, and net income of $1.8 million. The Partnership’s share of RegCal’s total assets and net income was $34.3 million and $536,828, respectively.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in three joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR”), and one in which it has an ownership interest of 35% (“MCWR II”).

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships (continued)

As of September 30, 2005, MCWR owned 51 shopping centers, had total assets of $747.2 million, and net income of $8.0 million. RCLP’s share of MCWR’s total assets and net income was $186.8 million and $2.2 million, respectively. During the nine months ended September 30, 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. The Partnership contributed $4.5 million for its proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired two properties from the Partnership valued at $31.9 million, for which the Partnership received cash of $25.7 million. During the nine months ended September 30, 2005, MCWR sold four shopping centers to unrelated parties for $34.7 million with a gain of $582,910.

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

Upon closing of the acquisition into the joint venture, MCWR II paid RCLP acquisition, due diligence and capital restructuring fees totaling $21.2 million, of which RCLP recognized $13.8 million as fee income. RCLP only recognized fee income on that portion of the joint venture not owned by it, and as a result, recorded $7.4 million of the fee as a reduction to its investment in MCWR II. The Partnership has the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007, if earned. The Partnership will also earn recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to RCLP, the Seller has agreed to provide property management services for up to two years on approximately 50% of the portfolio which will result in a lesser amount of property management fee income to RCLP during the transition period. As of September 30, 2005, MCWR II had total assets of $2.9 billion and recorded a net loss of $18.2 million for the period inception to date. RCLP’s share of MCWR II’s total assets and net loss was $1.0 billion and $6.3 million, respectively. The loss incurred by MCWR II was the result of depreciation and amortization of the acquisition price recorded in accordance with Statement 141, and therefore, MCWR II is expected to continue to record a net loss through December 31, 2005 and 2006, but will produce positive operating cashflow.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships (continued)

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Partnership’s ownership interest. The gains and operations are not recorded as discontinued operations because of RCLP’s substantial continuing involvement in these shopping centers. Columbia, RegCal, MCWR and MCWR II intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Partnership. For those properties acquired from third parties, the Partnership is required to contribute its pro-rata share of the purchase price to the partnerships.

The Partnership’s investments in real estate partnerships is as follows (in thousands):

	Ownership	September 30, 2005	December 31, 2004
Macquarie CountryWide-Regency (MCWR)	25%	$61,780	65,134
Macquarie CountryWide Direct (MCWR)	25%	7,481	8,001
Macquarie CountryWide-Regency II (MCWR II)	35%	377,336	—
Columbia Regency Retail Partners (Columbia)	20%	40,214	41,380
Cameron Village LLC (Columbia)	30%	21,734	21,612
Columbia Regency Partners II (Columbia)	20%	2,071	3,107
RegCal, LLC (RegCal)	25%	13,690	13,232
Other investments in real estate partnerships	50%	27,391	27,211

Investments in Real Estate Partnerships		$551,697	179,677

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	September 30, 2005	December 31, 2004
Investment in real estate, net	$3,970,105	1,320,871
Acquired lease intangible assets, net	276,267	79,240
Other assets	110,368	39,506

Total assets	$4,356,740	1,439,617

Notes payable	$2,373,182	665,517
Acquired lease intangible liabilities, net	89,411	—
Other liabilities	77,177	24,471
Partners’ equity	1,816,970	749,629

Total liabilities and equity	$4,356,740	1,439,617

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion as of September 30, 2005 and the Partnership’s proportionate share of these loans was $765.4 million. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s guarantee does not extend beyond its ownership percentage of the joint venture.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

3.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the three months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Total revenues	$103,520	26,359

Operating expenses:
Depreciation and amortization	57,641	6,657
Operating and maintenance	12,589	4,061
General and administrative	1,455	932
Real estate taxes	12,464	2,900

Total operating expenses	84,149	14,550

Other expense (income):
Interest expense, net	30,439	4,868
Gain on sale of real estate	(838)	(421)
Other income	319	—

Total other expense (income)	29,920	4,447

Net (loss) income	$(10,549)	7,362

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Total revenues	$203,727	72,410

Operating expenses:
Depreciation and amortization	91,471	18,616
Operating and maintenance	27,669	10,917
General and administrative	4,354	2,427
Real estate taxes	23,698	8,004

Total operating expenses	147,192	39,964

Other expense (income):
Interest expense, net	53,251	12,197
Gain on sale of real estate	(340)	(8,667)
Other income	(364)	—

Total other expense (income)	52,547	3,530

Net income	$3,988	28,916

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

4.	Acquired Lease Intangibles

Acquired lease intangible assets are net of accumulated amortization of $5.5 million and $2.6 million at September 30, 2005 and December 31, 2004, respectively. These assets have a remaining weighted average amortization period of approximately 5.1 years. The aggregate amortization expense from acquired leases was approximately $2.9 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively. The aggregate amortization expense from acquired leases was approximately $868,156 and $529,623 for the three months ended September 30, 2005 and 2004, respectively. Acquired lease intangible liabilities are net of previously accreted minimum rent of $2.6 million and $1.9 million at September 30, 2005 and December 31, 2004, respectively and have a remaining weighted average amortization period of approximately 5.4 years.

5.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$183,058	275,726
Variable rate mortgage loans	77,947	68,418
Fixed rate unsecured loans	1,198,584	948,946

Total notes payable	1,459,589	1,293,090
Unsecured line of credit	125,000	200,000

Total	$1,584,589	1,493,090

The Partnership has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75%. At September 30, 2005, the balance on the Line was $125 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 4.50% and 3.1875% at September 30, 2005 and December 31, 2004, respectively. The spread paid on the Line is dependent upon the Partnership maintaining specific investment-grade ratings. The Partnership is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working-capital purposes.

On June 1, 2005, the Partnership entered into a credit agreement that provided for a $275 million unsecured term loan maturing on March 1, 2006 (the “Bridge Loan”) which was used to partially fund its equity investment in MCWR II. Interest accrues at a floating rate of LIBOR plus .65%. In conjunction with the $350 million debt offering discussed below, the balance of the Bridge Loan was reduced to $95 million on July 18, 2005. On August 1, 2005, the Company issued common stock under a forward agreement and repaid the entire balance of the Bridge Loan which is discussed further below under note 7(c).

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

5.	Notes Payable and Unsecured Line of Credit (continued)

On July 18, 2005, RCLP completed the sale of $350 million of ten-year senior unsecured notes. The notes are due August 1, 2015 and were priced at 99.858% to yield 5.25%. The proceeds of the offering were used to reduce the balance on the Bridge Loan and the Line. As a result of the forward-starting interest rate swaps initiated on April 1, 2005, totaling $196.7 million, the effective interest rate on the notes is 5.48%. On July 13, 2005, the interest rate swaps were settled for $7.3 million, which is recorded in OCI and is being amortized over the underlying term of the hedge transaction of ten years in interest expense.

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

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of notes payable and the Line is approximately $1.6 billion.

As of September 30, 2005, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,064	6,264	7,328
2006	3,783	28,089	31,872
2007 (includes the Line)	3,577	219,755	223,332
2008	3,429	19,620	23,049
2009	3,436	53,090	56,526
2010	3,281	177,184	180,465
Beyond 5 Years	11,981	1,047,168	1,059,149
Unamortized debt premiums	—	2,868	2,868

Total	$30,551	1,554,038	1,584,589

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

6.	Derivative Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05%. The Partnership designated the $196.7 million swaps as cash flow hedges to fix the rate on the unsecured notes issued during July 2005. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million which is included as an adjustment to interest expense as interest is incurred on the $350 million of ten-year unsecured notes sold July 18, 2005.

During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled the swaps previously entered into with a payment to the counter-party for $5.7 million.

All of these swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in OCI in the Company’s statement of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). The unamortized balance is amortized as additional interest expense over the ten year terms of the hedged loans.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

7.	Regency’s Stockholders’ Equity and Partners’ Capital

(a)	Preferred Units

Terms and conditions for the Series D Preferred Units outstanding as of September 30, 2005 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Partnership	Exchangeable by Unit holder
500,000	$ 50,000,000	7.450%	09/29/09	01/01/14

The Preferred Units, which may be called by RCLP at par after certain dates have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at a fixed rate. The Preferred Units may be exchanged by the holder for Cumulative Redeemable Preferred Stock (“Preferred Stock”) at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company.

At September 30, 2005 and December 31, 2004, the face value of total Preferred Units issued was $50 million and $104 million with a weighted average fixed distribution rate of 7.45% and 8.13%, respectively and is recorded on the accompanying balance sheet net of original issuance costs.

On August 1, 2005, the Partnership redeemed the $30 million Series E Preferred Units and expensed related issuance costs of $762,180. On September 7, 2005, the Partnership redeemed the $24 million Series F Preferred Units and expensed their related issuance costs of $634,201. The redemptions were funded from the net proceeds from issuing common stock related to a Forward Sale Agreement as discussed further below.

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the preferred stock and units outstanding as of September 30, 2005 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Liquidation Preference	Distribution Rate	Callable by Partnership
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09
Series 5	3,000,000	—	75,000,000	6.700%	08/02/10

	3,800,000	8,000,000	$275,000,000

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

(b)	Preferred Units of General Partner and Regency Preferred Stock (continued)

On August 2, 2005, the Company issued 3 million shares, or $75 million, of 6.70% Series 5 Preferred Stock with a liquidation preference of $25 per share of which the proceeds were used to reduce the balance of the Line. The Series 3 and 4 depositary shares, which have a liquidation preference of $250, and the Series 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. The proceeds from these preferred stock transactions were contributed to the Partnership in exchange for 300,000 shares of Series 3 Preferred Units, 500,000 of Series 4 Preferred Units and 3,000,000 of Series 5 Preferred Units which were issued to and held by Regency with terms exactly the same as the Series 3, Series 4 and Series 5 Cumulative Redeemable Preferred Stock.

(c)	Common Stock

On April 5, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, the Company issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million. The proceeds from the offering were used to reduce the Partnership’s Line, repay the remaining balance of the Bridge Loan and redeem the Series E Preferred Units. On September 7, 2005, the remaining 530,000 shares under the Forward Sale Agreement were issued to Citigroup and the net proceeds of $24.4 million were used to redeem the Series F Preferred Units.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

8.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended September 30, 2005 and 2004, respectively (in thousands except per unit data):

	2005	2004
Numerator:
Income from continuing operations	$21,067	32,399
Discontinued operations	14,542	13,395

Net income	35,609	45,794
Less: Preferred unit distributions and original issuance costs	7,449	9,635

Net income for common unit holders	28,160	36,159
Less: Dividends paid on unvested restricted stock	340	305

Net income for common units holders - basic	27,820	35,854
Add: Dividends paid on Treasury Method restricted stock	87	73

Net income for common unit holders – diluted	$27,907	35,927

Denominator:
Weighted average common units outstanding for basic EPU	66,776	61,867
Incremental units to be issued under common stock options using the Treasury method	342	167
Incremental units to be issued under unvested restricted stock using the Treasury method	159	138

Weighted average common units outstanding for diluted EPU	67,277	62,172

Income per common unit – basic
Income from continuing operations	$0.20	0.36
Discontinued operations	0.22	0.22

Net income for common unit holders per unit	$0.42	0.58

Income per common unit – diluted
Income from continuing operations	$0.19	0.36
Discontinued operations	0.22	0.22

Net income for common unit holders per unit	$0.41	0.58

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

(unaudited)

8.	Earnings per Unit (continued)

The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended September 30, 2005 and 2004, respectively (in thousands except per unit data):

	2005	2004
Numerator:
Income from continuing operations	$89,881	84,885
Discontinued operations	33,976	21,172

Net income	123,857	106,057
Less: Preferred unit distributions and original issuance costs	18,999	22,592

Net income for common unit holders	104,858	83,465
Less: Dividends paid on unvested restricted stock	1,019	914

Net income for common units holders - basic	103,839	82,551
Add: Dividends paid on Treasury Method restricted stock	202	182

Net income for common unit holders – diluted	$104,041	82,733

Denominator:
Weighted average common units outstanding for basic EPU	64,857	61,213
Incremental units to be issued under common stock options using the Treasury method	217	222
Incremental units to be issued under unvested restricted stock using the Treasury method	123	114
Incremental units to be issued under Forward
Equity Offering using the Treasury method	199	—

Weighted average common units outstanding for diluted EPU	65,396	61,549

Income per common unit – basic
Income from continuing operations	$1.07	1.00
Discontinued operations	0.53	0.35

Net income for common unit holders per unit	$1.60	1.35

Income per common unit – diluted
Income from continuing operations	$1.07	1.00
Discontinued operations	0.52	0.35

Net income for common unit holders per unit	$1.59	1.35

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2005

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or the “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; the ability to obtain governmental approvals; and meeting development schedules. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Partnership appearing elsewhere within.

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing neighborhood and community shopping centers that are anchored by market-leading supermarkets and retailers located in areas with attractive demographics. Regency owns, manages, leases, acquires, and develops our shopping centers through our operating partnership, RCLP, in which we currently own approximately 98% of the outstanding operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, our real estate investment portfolio before depreciation totals $7.2 billion with 389 shopping centers in 28 states and the District of Columbia, including approximately $4.1 billion in real estate assets composed of 179 shopping centers owned by unconsolidated joint ventures in 24 states and the District of Columbia. Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At September 30, 2005, our gross leasable area (“GLA”) on a Combined Basis totaled 45.7 million square feet and was 93.3% leased. The GLA for the Consolidated Properties totaled 23.8 million square feet and was 91.6% leased. The GLA for the Unconsolidated Properties totaled 21.9 million square feet and was 95.2% leased.

We earn revenues and generate operating cash flow by leasing space to grocers and retail side-shop tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. A retail shopping center is a convenient, cost-effective distribution platform for food retailers. Grocery-anchored centers generate substantial daily traffic and offer sustainable competitive advantages to their tenants. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for RCLP, which we expect to sustain our growth in earnings per share and increase the value of our portfolio over the long term.

We seek a range of strong national, regional and local specialty tenants, for the same reason that we choose to anchor our centers with leading grocers. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our non-grocer specialty retailers. The objective of PCI is for RCLP to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such tenants reinforce the consumer appeal and other strengths of a center’s grocery anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

We grow our shopping center portfolio through acquisitions and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our market-leading grocers and anchors, and our specialty retail customers, resulting in modern shopping centers with long-term leases from the grocery anchors, and produce attractive returns on our invested capital. This development process can require up to 36 months, or longer, from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

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

Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our long-term investment strategy. RCLP has no obligations or liabilities of the joint ventures beyond its ownership percentage.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery anchored shopping centers that provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart could result in grocery-anchor closings or consolidations in the grocery store industry. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice such as the video rental format. However, a slowdown in our shopping center development program could reduce operating revenues and gains from sales. We believe that developing shopping centers in markets with strong demographics with leading grocery stores will enable us to continue to maintain our development program at historical averages.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties:

	September 30, 2005	December 31, 2004
Number of Properties (a)	389	291
Number of Properties (b)	210	213
Number of Properties (c)	179	78

Properties in Development (a)	29	34
Properties in Development (b)	28	32
Properties in Development (c)	1	2

Gross Leaseable Area (a)	45,719,036	33,815,970
Gross Leaseable Area (b)	23,816,383	24,532,952
Gross Leaseable Area (c)	21,902,653	9,283,018

Percent Leased (a)	93.3%	92.7%
Percent Leased (b)	91.6%	91.2%
Percent Leased (c)	95.2%	96.7%

The Partnership seeks to reduce its operating and leasing risks through diversification which it achieves by geographically diversifying its shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of its shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	September 30, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	68	8,752,240	19.1%	93.5%	51	6,527,802	19.3%	91.9%
Florida	50	5,915,090	12.9%	95.0%	50	5,970,898	17.7%	94.9%
Texas	37	4,757,855	10.4%	90.9%	32	3,968,940	11.7%	89.3%
Virginia	32	3,739,853	8.2%	94.1%	12	1,488,324	4.4%	91.1%
Georgia	33	2,992,545	6.6%	96.1%	36	3,383,495	10.0%	97.4%
Colorado	22	2,649,691	5.8%	85.6%	15	1,639,055	4.8%	98.0%
Illinois	17	2,410,183	5.3%	96.3%	9	1,191,424	3.5%	98.0%
Maryland	20	2,312,976	5.1%	96.6%	2	326,638	1.0%	93.9%
North Carolina	15	2,114,667	4.6%	94.0%	13	1,890,444	5.6%	94.2%
Ohio	15	1,926,457	4.2%	85.6%	14	1,876,013	5.5%	87.7%
Pennsylvania	12	1,320,021	2.9%	95.9%	2	225,697	0.7%	100.0%
Washington	12	1,243,004	2.7%	98.7%	11	1,098,752	3.2%	97.6%
Oregon	9	931,070	2.0%	94.8%	8	838,056	2.5%	95.5%
Delaware	5	655,687	1.4%	90.4%	2	240,418	0.7%	99.9%
Tennessee	6	601,403	1.3%	97.7%	7	697,034	2.1%	70.4%
South Carolina	8	522,027	1.1%	96.0%	8	522,109	1.5%	95.7%
Arizona	4	496,087	1.1%	97.5%	5	588,486	1.7%	93.1%
Wisconsin	3	372,382	0.8%	94.4%	—	—	—	—
Alabama	4	324,044	0.7%	85.9%	4	324,044	1.0%	86.7%
Kentucky	2	302,670	0.7%	94.7%	2	302,670	0.9%	97.5%
Minnesota	2	299,097	0.7%	97.3%	—	—	—	—
Michigan	3	282,408	0.6%	94.5%	4	368,348	1.1%	93.4%
Indiana	3	229,619	0.5%	83.1%	1	90,340	0.3%	69.2%
Connecticut	1	173,557	0.4%	94.2%	—	—	—	—
New Jersey	2	156,482	0.4%	97.8%	—	—	—	—
New Hampshire	2	127,571	0.3%	70.5%	2	138,488	0.4%	50.0%
Nevada	1	93,516	0.2%	70.5%	1	118,495	0.4%	45.5%
Dist. of Columbia	1	16,834	—	100.0%	—	—	—	—

Total	389	45,719,036	100.0%	93.3%	291	33,815,970	100.0%	92.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	September 30, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	43	5,204,957	21.9%	91.9%	44	5,479,470	22.3%	90.5%
Florida	36	4,359,294	18.3%	94.8%	38	4,684,299	19.1%	94.6%
Texas	29	3,619,126	15.2%	89.8%	29	3,652,338	14.9%	88.8%
Ohio	14	1,817,534	7.6%	84.9%	13	1,767,110	7.2%	87.1%
Georgia	16	1,532,295	6.4%	96.6%	17	1,656,297	6.8%	96.1%
Colorado	14	1,400,268	5.9%	76.0%	11	1,093,403	4.4%	97.6%
Virginia	9	975,460	4.1%	92.7%	8	925,491	3.8%	86.4%
North Carolina	9	970,506	4.1%	96.6%	9	970,508	3.9%	97.5%
Washington	7	625,986	2.6%	98.9%	9	747,440	3.0%	97.3%
Tennessee	6	601,403	2.5%	97.7%	6	633,034	2.6%	67.4%
Oregon	6	574,372	2.4%	95.8%	6	574,458	2.3%	96.1%
Illinois	3	415,011	1.7%	96.9%	3	415,011	1.7%	97.4%
Arizona	3	388,440	1.6%	96.9%	4	480,839	2.0%	91.6%
Michigan	3	282,408	1.2%	94.5%	4	368,348	1.5%	93.4%
Delaware	2	240,418	1.0%	97.8%	2	240,418	1.0%	99.9%
Pennsylvania	2	225,697	1.0%	95.0%	2	225,697	0.9%	100.0%
South Carolina	2	140,900	0.6%	91.2%	2	140,982	0.6%	85.7%
Alabama	2	130,486	0.6%	94.4%	2	130,486	0.5%	97.3%
New Hampshire	2	127,571	0.5%	70.5%	2	138,488	0.6%	50.0%
Nevada	1	93,516	0.4%	70.5%	1	118,495	0.5%	45.5%
Indiana	1	90,735	0.4%	70.7%	1	90,340	0.4%	69.2%

Total	210	23,816,383	100.0%	91.6%	213	24,532,952	100.0%	91.2%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	September 30, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,547,283	16.2%	95.8%	7	1,048,332	11.3%	99.1%
Virginia	23	2,764,393	12.6%	94.6%	4	562,833	6.1%	98.9%
Maryland	20	2,312,976	10.6%	96.6%	2	326,638	3.5%	93.9%
Illinois	14	1,995,172	9.1%	96.1%	6	776,413	8.4%	98.3%
Florida	14	1,555,796	7.1%	95.4%	12	1,286,599	13.8%	96.1%
Georgia	17	1,460,250	6.7%	95.5%	19	1,727,198	18.6%	98.6%
Colorado	8	1,249,423	5.7%	96.3%	4	545,652	5.9%	98.7%
North Carolina	6	1,144,161	5.2%	91.7%	4	919,936	9.9%	90.7%
Texas	8	1,138,729	5.2%	94.6%	3	316,602	3.4%	94.6%
Pennsylvania	10	1,094,324	5.0%	96.1%	—	—	—	—
Washington	5	617,018	2.8%	98.6%	2	351,312	3.8%	98.1%
Delaware	3	415,269	1.9%	86.1%	—	—	—	—
South Carolina	6	381,127	1.7%	97.8%	6	381,127	4.1%	99.3%
Wisconsin	3	372,382	1.7%	94.4%	—	—	—	—
Oregon	3	356,698	1.6%	93.3%	2	263,598	2.8%	94.3%
Kentucky	2	302,670	1.4%	94.7%	2	302,670	3.3%	97.5%
Minnesota	2	299,097	1.4%	97.3%	—	—	—	—
Alabama	2	193,558	0.9%	80.2%	2	193,558	2.1%	79.6%
Connecticut	1	173,557	0.8%	94.2%	—	—	—	—
New Jersey	2	156,482	0.7%	97.8%	—	—	—	—
Indiana	2	138,884	0.6%	91.2%	—	—	—	—
Ohio	1	108,923	0.5%	97.6%	1	108,903	1.2%	96.1%
Arizona	1	107,647	0.5%	100.0%	1	107,647	1.1%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	—	—	—	—
Tennessee	—	—	—	—	1	64,000	0.7%	100.0%

Total	179	21,902,653	100.0%	95.2%	78	9,283,018	100.0%	96.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at September 30, 2005:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (c)
Kroger	69	8.2%	6.7%
Safeway	73	7.7%	4.5%
Publix	60	6.1%	3.9%
Albertsons (d)	32	2.7%	2.0%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	For the Combined Properties.
(c)	Annualized base rent includes the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.
(d)	Albertson’s announced that they are exploring strategic alternatives for the company and will more aggressively divest themselves of underperforming non-core assets. We are not currently aware of Albertson’s intent to close any of its stores located at our shopping centers.

Liquidity and Capital Resources

General

We expect that cash generated from revenues, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, recurring capital expenditures necessary to maintain our shopping centers properly, and distributions to stock and unit holders. Net cash provided by operating activities was $144.6 million and $149.7 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, our gains from the sale of real estate were $47.7 million and $30.2 million, we incurred capital expenditures of $8.2 million and $7.7 million to maintain our shopping centers, paid scheduled principal payments of $4.3 million and $4.3 million to our lenders, and paid dividends and distributions of $127.7 million and $117.3 million to our share and unit holders, respectively.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. On February 21, 2005, Winn-Dixie Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We currently lease three stores to Winn-Dixie, two of which are owned directly by us and one is owned in a joint venture. Our annualized base rent from Winn-Dixie including our share of the joint venture is $1.2 million. Winn-Dixie currently owes RCLP $34,750 in pre-petition rent related to common area expense reimbursements, and is current on all rent post-petition. It is possible that Winn-Dixie may reject additional stores owned by us. We are not aware at this time of the current or pending bankruptcy of any of our other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of our annual base rental revenues.

We expect to meet long-term capital requirements for redeemable preferred stock and units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and (v) equity raised in the private or public markets. At September 30, 2005, Regency had $123.6 million available for equity securities under our shelf registration and RCLP had $600.0 million available for debt under its shelf registration.

We intend to continue to grow our portfolio through new developments and acquisitions, either directly or through our joint venture relationships. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. Capital necessary to complete developments-in-process is funded from our line of credit. We expect that cash provided by operating activities, unused amounts available under our line of credit and cash reserves are adequate to meet short-term and committed long-term liquidity requirements.

Shopping Center Developments, Acquisitions and Sales

On a Combined Basis, we had 29 projects under construction or undergoing major renovations at September 30, 2005, which, when completed, will represent an investment of $634.1 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $81.6 million. Costs necessary to complete these developments are estimated to be $312.6 million. These costs are usually already committed as part of existing construction contracts, and will be expended through 2009. These developments are approximately 51% complete and 71% pre-leased. The costs necessary to complete these developments will be funded from the Partnership’s unsecured line of credit, which had $375 million of available funding at September 30, 2005.

During the nine months ended September 30, 2005, the Partnership sold 100% of its interest in eight properties for net proceeds of $107.3 million. The combined operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $10.2 million and $18.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At September 30, 2005, we had investments in real estate partnerships of $551.7 million. The following is a summary of unconsolidated combined assets and liabilities of these partnerships, and our pro-rata share at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Number of Joint Ventures	13	11
RCLP’s Ownership	20%-50%	20%-50%
Number of Properties	179	78

Combined Assets	$4,356,740	$1,439,617
Combined Liabilities	2,539,770	689,988
Combined Equity	1,816,970	749,629

RCLP’s Share of:
Assets	$1,392,540	$374,430
Liabilities	821,445	179,459

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, these co-investment partners pay us fees for asset management, property management, and acquisition and disposition services. During the nine months ended September 30, 2005 and 2004, we received fees from these joint ventures of $22.8 million and $4.5 million, respectively. Our investments in real estate partnerships as of September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25%	$61,780	65,134
Macquarie CountryWide Direct (MCWR)	25%	7,481	8,001
Macquarie CountryWide-Regency II (MCWR II)	35%	377,336	—
Columbia Regency Retail Partners (Columbia)	20%	40,214	41,380
Cameron Village LLC (Columbia)	30%	21,734	21,612
Columbia Regency Partners II (Columbia)	20%	2,071	3,107
RegCal, LLC (RegCal)	25%	13,690	13,232
Other investments in real estate partnerships	50%	27,391	27,211

Total		$551,697	179,677

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of September 30, 2005, Columbia owned 17 shopping centers, had total assets of $480.4 million, and net income of $10.2 million. Our share of Columbia’s total assets and net income was $108.2 million and $1.9 million, respectively. Columbia sold one shopping center during the nine months ended September 30, 2005 for $19.7 million to an unrelated party with a loss of $242,596.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2005, RegCal owned six shopping centers, had total assets of $137.4 million, and had net income of $1.8 million. Our share of RegCal’s total assets and net income was $34.3 million and $536,828, respectively.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in three joint ventures, two in which we have an ownership interest of 25% (collectively, “MCWR”), and one in which we have an ownership interest of 35% (“MCWR II”).

As of September 30, 2005, MCWR owned 51 shopping centers, had total assets of $747.2 million, and net income of $8.0 million. Our share of MCWR’s total assets and net income was $186.8 million and $2.2 million, respectively. During the nine months ended September 30, 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. We contributed $4.5 million for our proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired two shopping centers from us valued at $31.9 million, for which we received cash of $25.7 million. MCWR sold four shopping centers during the nine months ended September 30, 2005 for $34.7 million to unrelated parties with a gain of $582,910.

On June 1, 2005, Macquarie CountryWide-Regency II, LLC (MCWR II) closed on the acquisition of 100 retail shopping centers (the “First Washington Portfolio”) totaling approximately 12.6 million square feet located throughout 17 states and the District of Columbia from a joint venture between CalPERS and an affiliate of First Washington Realty, Inc. (the “Sellers”) pursuant to a Purchase and Sale Agreement dated February 14, 2005. The total purchase price was approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. MCWR II is owned 64.95% by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. Including its share of US Manager, RCLP’s effective ownership is 35% and is reflected as such in the accompanying consolidated financial statements. RCLP’s required equity investment in MCWR II was approximately $397 million and was paid in cash. The fair value of the consideration paid by MCW and RCLP was used as the valuation basis for the First Washington Portfolio. The costs of the assets acquired and liabilities assumed in conjunction with the First Washington Portfolio were revalued based on their respective fair values as of the effective date of the acquisition in accordance with SFAS No. 141, “Business Combinations” ("Statement 141").

Upon closing of the acquisition into the joint venture, MCWR II paid us acquisition, due diligence and capital restructuring fees totaling $21.2 million, of which we recognized $13.8 million as fee income. We only recognized fee income on that portion of the joint venture not owned by us and as a result, recorded $7.4 million of the fee as a reduction to our investment in MCWR II. We have the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007 if earned. We will also earn recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to us, the Seller agreed to provide property management services for up to two years on approximately 50% of the portfolio which will result in lower property management fee income to us during the transition period. As of September 30, 2005, MCWR II had total assets of $2.9 billion and a net loss of $18.2 million. Our share of MCWR II’s total assets and net loss was $1.0 billion and $6.3 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition First Washington Portfolio, we expect that the joint venture will continue to report a net loss through December 31, 2005 and 2006, but will produce positive operating cashflow.

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

On June 1, 2005, RCLP entered into a credit agreement that provided for a $275 million unsecured term loan maturing on March 1, 2006 (the “Bridge Loan”) which was fully repaid on August 1, 2005 using proceeds from the sale of common stock and the issuance of fixed rate debt described below. The Bridge Loan was used to provide partial financing necessary for RCLP’s 35% equity investment of $397 million in MCWR II which closed on June 1, 2005. Our remaining equity investment was funded from the line of credit. The interest rate was a floating rate of LIBOR plus 65 basis points, which was subject to adjustment based on the credit ratings assigned by Regency’s rating agencies with interest only paid monthly.

On April 5, 2005, Regency entered into a forward stock purchase contract with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) pursuant to which we agreed to issue 4.3 million of its common shares and Citibank agreed to purchase the shares for $46.60 per share. On August 1, 2005, we completed the sale of 3.8 million shares to Citibank and received proceeds of $175.5 million. The proceeds were used to redeem the Series E Preferred Units, reduce the Line and repay the balance of the Bridge Loan. On September 7, 2005, the remaining 530,000 shares under the Forward Sale Agreement were settled for $24.4 million from Citigroup’s sale of shares and the net proceeds were used to redeem the Series F Preferred Units.

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $444.7 million and $94.9 million for the nine months ended September 30, 2005 and 2004.

Notes Payable

Outstanding debt at September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$183,058	275,726
Variable rate mortgage loans	77,947	68,418
Fixed rate unsecured loans	1,198,584	948,946

Total notes payable	1,459,589	1,293,090
Unsecured line of credit	125,000	200,000

Total	$1,584,589	1,493,090

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 125 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.61%.

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on September 30, 2005 was $125 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 4.5% at September 30, 2005 and 3.1875% at December 31, 2004. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

On February 15, 2005, we executed a commitment letter related to the Line which temporarily modified certain Line covenants related to our borrowing capacity and leverage in conjunction with the $275 million Bridge Loan as part of the First Washington Portfolio acquisition. The temporary modifications expire March 1, 2006. The Bridge Loan was fully repaid on August 1, 2005.

The combined borrowings under the Line of $122 million and the Bridge Loan provided the funding of our $397 million equity investment in MCWR II. On July 18, 2005, we issued $350 million of unsecured notes, the proceeds of which were used to reduce the Bridge Loan by $180 million to $95 million and reduce the Line by approximately $170 million. The notes bear interest at 5.25% and mature August 1, 2015. On August 1, 2005, we received proceeds of approximately $175.5 million from the sale of common shares, as further described below, which were used to repay the Bridge Loan in full, further reduce the balance of the Line and redeem the Series E Preferred Units.

As of September 30, 2005, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,064	6,264	7,328
2006	3,783	28,089	31,872
2007 (includes the Line)	3,577	219,755	223,332
2008	3,429	19,620	23,049
2009	3,436	53,090	56,526
2010	3,281	177,184	180,465
Beyond 5 Years	11,981	1,047,168	1,059,149
Unamortized debt premiums	—	2,868	2,868

Total	$30,551	1,554,038	1,584,589

Our investments in real estate partnerships had notes and mortgage loans payable of $2.4 billion at September 30, 2005, which mature through 2028. Our proportionate share of these loans was $765.4 million, of which 81.2% had average fixed interest rates of 5.1% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 35 to 100 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). At September 30, 2005, 87.2% of our total debt had fixed interest rates, compared with 82.0% at December 31, 2004. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. At September 30, 2005, our variable rate debt represented 12.81% of our total debt. Based upon the variable interest-rate debt outstanding at September 30, 2005, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.0 million.

On April 1, 2005, we entered into three forward-starting interest rate swaps of approximately $65.6 million each, with fixed rates of 5.029%, 5.05% and 5.05%. We designated the $196.7 million swaps as cash flow hedges to fix the rate on unsecured notes issued during July 2005, the proceeds of which were used to reduce the Line. As described above, we issued $350 million of unsecured notes priced to yield 5.25%. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million is included as an adjustment to interest expense as interest is incurred on the $350 million of ten-year unsecured notes sold July 18, 2005. The effective interest rate on the notes including the amortization of the swap settlement amount is 5.48%.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure. The following describes our equity capital transactions during the nine months ended September 30, 2005.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issued Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At September 30, 2005 and December 31, 2004, the face value of total Preferred Units issued was $50 million and $104 million, respectively with a weighted average fixed distribution rate of 7.45% and 8.13%, respectively. As of September 30, 2005, the only outstanding Preferred Units were our Series D Preferred Units. These Units may be called by us in 2009, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend of 7.45%. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed when they are redeemed in the future.

On August 1, 2005, we redeemed the $30 million Series E Preferred Units and expensed their related issuance costs of $762,180. The redemption was funded from the proceeds of the common stock sale completed August 1, 2005 as discussed below under Common Stock. On September 7, 2005, we redeemed the $24 million Series F Preferred Units and expensed their related issuance costs of $634,201. This redemption was funded from the additional sale of common shares as further discussed below under Common Stock.

Preferred Units of General Partner and Regency Preferred Stock

At September 30, 2005 we had three series of Preferred stock outstanding. The Series 3 stock was issued in 2003 and represents 3 million depositary shares or 300,000 shares of 7.45% Series 3 Cumulative Redeemable Preferred Stock. The Series 4 stock was issued in 2004 and represents 5 million depositary shares or 500,000 shares of 7.25% Series 4 Cumulative Redeemable Preferred Stock. The Series 3 and Series 4 stock has a liquidation value of $250 per share. On August 2, 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share, the proceeds of which were used to reduce the balance of the Line. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, we entered into an agreement to sell 4,312,500 shares of our common stock at $46.60 per share to Citigroup, in connection with a forward sale agreement (the “Forward Sale Agreement”) which was required to be settled on or before October 31, 2005. On August 1, 2005, we completed the sale of 3,782,500 shares and received proceeds of approximately $175.5 million. The proceeds from the offering were used to reduce our Line, repay the Bridge Loan and redeem the Series E Preferred Units. On September 7, 2005, we completed the sale of the remaining 530,000 shares as part of the forward sale agreement and the proceeds of approximately $24.4 million were used to redeem the Series F Preferred Units.

In summary, net cash provided by financing activities was $236.0 million for the nine months ended September 30, 2005 and net cash used in financing activities was $34.5 million for the nine months ended September 30, 2004. The financing transactions related to the debt and equity activity are discussed above and the investing activity is also discussed within Liquidity and Capital Resources.

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

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No.

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

Investments in Real Estate Joint Ventures – In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the shopping centers held in the joint ventures in the same way that we conduct the business of our wholly-owned shopping centers; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures and the fees that we earn. We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

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

Recent Accounting Pronouncements

In October 2005, the FASB Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We are currently evaluating the effect of this consensus on our consolidation policies.

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

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material adverse impact on the Partnership’s financial position or results of operations. We are not currently aware of any future potential accounting changes which would require the retrospective application described in Statement 153.

Results from Operations

Comparison of the nine months ended September 30, 2005 to 2004

At September 30, 2005, on a Combined Basis, we were operating or developing 389 shopping centers, as compared to 291 shopping centers at the end of 2004. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At September 30, 2005, on a Combined Basis, we were developing 29 properties, as compared to 34 properties at the end of 2004.

Our revenues increased by $26.5 million, or 10%, to $301.9 million in 2005. As a result of MCWR II acquiring the First Washington Portfolio on June 1, 2005, we recorded $13.8 million in fees related to acquisition, due diligence and capital restructuring services that we provided to MCWR II. MCWR II paid us approximately $21.2 million for these services, however, as previously discussed, the amount recognized as fee income includes only that portion of fees paid by the venture not owned by us.

The increase in revenues was also related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates, operating properties acquired subsequent to September 30, 2004 that had no revenues during the comparable prior year period, and revenues from new developments commencing operations in the current year. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect contingent rent based upon tenant sales, which we refer to as percentage rent. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2005, our minimum rent increased by $12.3 million, or 6%, and our recoveries from tenants increased $3.2 million, or 6%. Percentage rent was $1.7 million in 2005, compared with $1.5 million in 2004.

The equity in income of real estate partnerships declined $7.5 million to a loss of $616,186 in 2005. The loss was a result of the significant amount of depreciation and amortization expense being recorded by MCWR II since the acquisition of the First Washington Portfolio on June 1, 2005. Excluding the depreciation and amortization, MCWR II produced positive operating cash flow during the period.

Our operating expenses increased by $12.7 million, or 9%, to $160.4 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $2.5 million, or 4%, for the nine months ended September 30, 2005 to $69.8 million. This increase was primarily due to shopping centers acquired during 2004 and new developments that only recently began operating and therefore did not incur operating expenses during the nine month period ending on September 30, 2004.

Our general and administrative expenses increased $6.9 million to $27.2 million. The increase is related to additional salary costs for new employees necessary to manage the First Washington Portfolio under a property management agreement with MCWR II and higher stock based compensation expenses associated with the early adoption of Statement 123(R), which includes the expensing of stock options.

Our depreciation and amortization expense increased $3.8 million to $61.2 million in 2005 primarily related to new development properties placed in service in the current year and operating properties acquired that had no operations during the comparable prior year period.

Our net interest expense increased $6.1 million to $65.3 million in 2005 from $59.2 million in 2004 primarily related to the financing of our investment in MCWR II during the period. During the period we borrowed $275 million on the Bridge Loan and $122 million on the Line to fund our investment. During July and August, we repaid the Bridge Loan and reduced the Line using a portion of the proceeds from a $200 million common stock offering, a $75 million preferred stock offering and the issuance of $350 million of 5.48% fixed rate debt. Average interest rates on our outstanding debt increased to 6.32% at September 30, 2005 compared to 5.92% at September 30, 2004 primarily the result of reducing the percentage of variable rate debt to 12% in 2005 as compared with 18% in 2004, the rates of which are significantly lower than fixed rate debt. Our nine month weighted average outstanding debt at September 30, 2005 was $1.6 billion compared to $1.5 billion at September 30, 2004.

We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have substantial continuing involvement with the property. Gains from the sale of operating and development properties includes $6.2 million in gains from the sale of 17 out-parcels for proceeds of $13.8 million and $7.7 million in gains related to the sale of two development properties and one operating property. For the period ended September 30, 2004, the gains from the sale of operating and development properties included $10.9 million from the sale of 25 out-parcels for proceeds of $22.5 million and $5.7 million in gains for properties sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

Income from discontinued operations was $34.0 million in 2005 related to eight properties sold to unrelated parties for net proceeds of $107.3 million and four properties classified as held-for-sale. Income from discontinued operations was $21.2 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 as well as 2004. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes.

Preferred unit distributions were $19.0 million in 2005 which was a net decrease of $3.6 million as a result of redemptions of preferred units offset by the issuance of Series 4 and 5 preferred units.

Net income for common unit holders increased $21.4 million to $104.9 million in 2005 as compared with $83.5 million in 2004. Diluted earnings per unit were $1.59 in 2005, compared with $1.35 in 2004, or 18% higher, a result of the increase in net income and an increase in weighted average common units of 3.5 million associated with the common stock offering discussed above.

Comparison of the three months ended September 30, 2005 to 2004

Our revenues decreased $1.1 million, or 1%, to $93.6 million in 2005 as a result of the equity in net loss of real estate partnerships. The equity in net loss of $4.0 million was a result of the significant amount of depreciation and amortization expense being recorded by MCWR II related to the acquisition of the First Washington Portfolio, although MCWR II produced positive operating cash flow during the period. Excluding this loss, revenues increased $5.1 million, or 5% related to higher rental revenues and management fee income. Increases in rental revenues relate to higher occupancy in our shopping centers, growth in re-leasing rental rates, acquiring operating properties that had no revenues during the comparable prior year period, and revenues from new developments commencing operations in the current year. Minimum rent increased $4.0 million to $73.2 million, or 6% for these reasons. Management fees increased $1.4 million to $3.3 million related to an agreement with MCWR II to manage the First Washington Portfolio.

Our operating expenses increased by $2.0 million, or 4%, to $53.3 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased $138,109, or 1% to $23.5 million. These increases resulted from new developments that recently began operating and therefore did not incur operating expenses during the three month period ending on September 30, 2004.

Our general and administrative expenses increased $1.9 million to $9.1 million. The increase is related to additional salary costs for new employees necessary to manage the First Washington Portfolio under a property management agreement with MCWR II and higher stock based compensation expenses associated with the early adoption of Statement 123(R), which includes the expensing of stock options.

Gains from the sale of operating properties decreased $5.2 million during the period due to a higher volume of operating property sales during the three month period ending in 2004.

Our depreciation and amortization expense increased $1.2 million to $20.4 million primarily related to new development properties placed in service in the current year that had no operations during the comparable prior year period.

Our net interest expense increased $3.2 million to $23.0 million as compared to $19.8 million in 2004. Average interest rates on outstanding debt increased to 6.32% at September 30, 2005 compared to 5.92% at September 30, 2004 primarily the result of reducing the percentage of variable rate debt to 12% in 2005 as compared with 18% in 2004, the rates of which are significantly lower than fixed rate debt. Our weighted average outstanding debt at September 30, 2005 was $1.7 billion compared to $1.5 billion at September 30, 2004 primarily related to the financing of our investment in MCWR II.

Income from discontinued operations increased $1.1 million to $14.5 million for the three months ended September 30, 2005 related to three properties sold to unrelated parties for net proceeds of $45.5 million and four properties classified as held-for-sale. Income from discontinued operations was $13.4 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 as well as 2004. In compliance with the adoption of Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods being reported. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes.

Preferred unit distributions were $7.4 million in 2005 which was a net decrease of $2.2 million as a result of redemptions of preferred units offset by the issuance of Series 4 and 5 preferred units.

Net income for common unit holders decreased $8.0 million to $28.2 million in 2005 as compared with $36.2 million in 2004, or 22%, primarily related to the decrease in gains from the sale of operating properties and the other reasons described above. Diluted earnings per unit were $0.41 in 2005, compared with $0.58 in 2004, or 29% lower, a result of the decline in net income and an increase in weighted average common units of 4.8 million associated with the common stock offering discussed above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on the Line and the refinancing of long-term debt, which currently contain fixed interest rates. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps and treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We have no plans to enter into derivative or interest-rate transactions for speculative purposes.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of September 30, 2005, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$7,328	24,863	27,394	23,049	56,526	180,465	1,059,149	1,378,774	1,416,919
Average interest rate for all fixed rate debt	6.69%	6.68%	6.65%	6.65%	6.59%	6.29%	5.79%

Variable rate LIBOR debt	$—	7,009	195,938	—	—	—	—	202,947	202,947
Average interest rate for all variable rate debt	3.96%	3.92%	3.92%	—	—	—	—

As the table incorporates only those exposures that exist as of September 30, 2005, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Item 2. None

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits

(a)	Exhibits:

3.1	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K of Regency Centers Corporation filed August 1, 2005).

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 10(m) of Annual Report on Form 10-K of Regency Centers Corporation filed March 12, 2004).

4.1	Indenture dated as of July 18, 2005 among Regency Centers, L.P., Regency Centers Corporation, as Guarantor, and Wachovia Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005).

4.2	Registration Rights Agreement dated as of July 18, 2005 among Regency Centers, L.P. and Regency Centers Corporation, on the one hand, and Wachovia Capital Market, LLC and J.P. Morgan Securities Inc. as representatives of the initial purchasers referenced therein, on the other hand (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 of Regency Centers, L.P. filed August 5, 2005).

10.1	Purchase Agreement dated as of July 13, 2005 among Regency Centers, L.P. and Regency Centers Corporation, on the one hand, and Wachovia Capital Market, LLC and J.P. Morgan Securities Inc. as representatives of the initial purchasers referenced therein, on the other hand (incorporated by reference to Exhibit 10.4 to Quarterly Report on 10-Q of Regency Centers Corporation filed August 8, 2005).

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2005	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer