Form 10-K
period 2005-12-31
REGENCY CENTERS LP
filed 2006-03-10
CIK 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24763

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

121 West Forsyth Street, Suite 200 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant’s telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Not Applicable

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Class B Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

(Check One):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant and the number of shares of Registrant’s voting common stock outstanding is not applicable.

Documents Incorporated by Reference

Regency Centers Corporation is the general partner of Regency Centers, L.P. Portions of Regency Centers Corporation’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, earnings per share, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or the “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; the ability to obtain governmental approvals; and meeting development schedules. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Partnership appearing elsewhere within.

PART I

Item 1. Business

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. Regency owns, manages, leases, acquires, and develops our shopping centers through our operating partnership, RCLP, in which we currently own approximately 98% of the outstanding operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, we operate and manage a real estate investment portfolio that totals $7.3 billion at cost before depreciation with 393 shopping centers in 27 states and the District of Columbia, including approximately $4.1 billion in real estate assets composed of 180 shopping centers owned by unconsolidated joint ventures in 23 states and the District of Columbia. Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At December 31, 2005, our gross leasable area (“GLA”) on a Combined Basis totaled 46.2 million square feet and was 91.3% leased. The portfolio contains 50.8 million square feet when anchored owned buildings are included. The GLA for the 213 Consolidated Properties totaled 24.4 million square feet and was 88.0% leased, including shopping centers under construction and partially pre-leased. The GLA for the Unconsolidated Properties totaled 21.8 million square feet and was 95.1% leased.

We earn revenues and generate operating cash flow by leasing space in our shopping centers to market-leading grocers, and major retail anchors, as well as specialty side-shop retailers, restaurants and outparcel tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering daily necessities and services. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for RCLP, which we expect to sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for RCLP to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

We grow our shopping center portfolio through acquisitions and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process can require up to 36 months, or longer, from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

We intend to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it meets our stringent quality standards. Properties that do not measure up to our standards are sold in combination with non-core development sales. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy. We have no obligations or liabilities of the joint ventures beyond our ownership interest percentage.

There are many challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery and discount (Target and Wal-Mart) anchored shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. The grocery anchor environment is changing constantly and increased competition from super-centers such as Wal-Mart and industry consolidation could result in grocery store closings. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice such as the video rental format. A slowdown in the demand for new shopping centers could cause a corresponding reduction in our shopping center development program and likely reduce our future operating revenues and gains from development sales. We believe that the presence of our development teams in key markets and their excellent relationships with leading anchor tenants will enable us to sustain our development program.

Competition

We are among the largest publicly-held owners of shopping centers in the nation based on revenues, number of properties, gross leaseable area and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition and operation of shopping centers which compete with us in our targeted markets. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental costs, tenant mix, property age and maintenance. We believe that our competitive advantages include our locations within our market areas, the design quality of our shopping centers, the strong demographics surrounding our shopping centers, our relationships with our anchor tenants and our side-shop and out-parcel retailers, our PCI program which allows us to provide retailers with multiple locations, our practice of maintaining and renovating our shopping centers, and our ability to source and develop new shopping centers.

Changes in Policies

Regency’s Board of Directors establishes the policies that govern our investment and operating strategies including, among others, development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, quarterly distributions to stockholders, and REIT tax status. The Board of Directors may amend these policies at any time without a vote of Regency’s stockholders.

Employees

Our headquarters are located at 121 West Forsyth Street, Suite 200, Jacksonville, Florida. We presently maintain 20 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2005, we had 457 employees and we believe that our relations with our employees are good.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner’s liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent the property or borrow using the property as collateral. We have a number of properties that could require or are currently undergoing varying levels of environmental remediation. Environmental remediation is not currently expected to have a material financial effect on us due to reserves for remediation, insurance programs designed to mitigate the cost of remediation and various state-regulated programs that shift the responsibility and cost to the state.

Executive Officers

The executive officers of the Company are appointed each year by the Board of Directors. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Each of the executive officers has been employed by the Company for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	53	Chairman and Chief Executive Officer	1993
Mary Lou Fiala	54	President and Chief Operating Officer	1999
Bruce M. Johnson	58	Managing Director and Chief Financial Officer	1993
Brian M. Smith	51	Managing Director and Chief Investment Officer	2005(1)

(1)	Mr. Smith was appointed Chief Investment Officer for the Company in September 2005. Mr. Smith was previously Managing Director – Investments – Pacific, Mid-Atlantic and Northeast since 1999.

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

Item 1A. Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

Our revenues and cash flow could be adversely affected by poor market conditions where properties are geographically concentrated.

RCLP’s performance depends on the economic conditions in markets in which our properties are concentrated. During the year ended December 31, 2005, our properties in California, Florida and Texas accounted for 52.2% of our base rent. Our revenues and cash available for distribution to stockholders could be adversely affected by this geographic concentration if market conditions in these areas, such as an oversupply of retail space or a reduction in the demand for shopping centers, become more competitive relative to other geographic areas.

Loss of revenues from major tenants could reduce distributions to stockholders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway that occupy more than one center. Distributions to stockholders could be adversely affected by the loss of revenues in the event a major tenant:

•	files for bankruptcy or insolvency;

•	experiences a downturn in its business;

•	materially defaults on its lease;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center because of the loss of the departed anchor tenant’s customer drawing power. Most anchors have the right to vacate and prevent re-tenanting by paying rent for the balance of the lease term. If major tenants vacate a property, then other tenants may be entitled to terminate their leases at the property.

Downturns in the retailing industry likely will have a direct adverse impact on our revenues and cash flow.

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains;

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	weakness in the national, regional and local economies;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	the adverse financial condition of some large retailing companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	increasing consumer purchases through catalogs or the Internet;

•	reduction in the demand by tenants, including video rental stores, to occupy our shopping centers as a result of the Internet and e-commerce;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation and zoning laws; and

•	adverse government regulation.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space and our cash available for distribution to stockholders.

Unsuccessful development activities could reduce distributions to stockholders.

We actively pursue development activities as opportunities arise. Development activities require various government and other approvals. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	lack of cash flow during the construction period; and

•	the risk that occupancy rates and rents at a completed project will not be sufficient to make the project profitable.

If we sustain material losses due to an unsuccessful development project, our cash flow available for distribution to stockholders will be reduced.

We may encounter difficulties in assimilating the First Washington portfolio.

In June 2005, we acquired a 100-property portfolio from a joint venture between the California Public Employees Retirement System and First Washington Realty, Inc. Although we currently own 24.95% of the portfolio through a joint venture, we will be responsible for managing the entire portfolio once First Washington ends its transitional management and leasing services. The purchase agreement did not require us to acquire any First Washington offices, personnel or other infrastructure. We may encounter difficulties in integrating such a large portfolio with our existing systems and personnel, which could result in additional expense and adversely affect our results of operations.

Uninsured loss may adversely affect distributions to stockholders.

We carry comprehensive liability, fire, flood, extended coverage, rental loss and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate in accordance with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. If an uninsured loss occurs, we could lose both the invested capital in and anticipated revenues from the property, but we would still be obligated to repay any recourse mortgage debt on the property. In that event, our distributions to stockholders could be reduced.

We face competition from numerous sources.

The ownership of shopping centers is highly fragmented, with less than 10% owned by real estate investment trusts. We face competition from other real estate investment trusts as well as from numerous small owners in the acquisition, ownership and leasing of shopping centers. We compete to develop shopping centers with other real estate investment trusts engaged in development activities as well as with local, regional and national real estate developers.

We compete in the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. We seek to maximize rents per square foot by establishing relationships with supermarket chains that are first or second in their markets and leasing non-anchor space in multiple centers to national or regional tenants. We compete to develop properties by applying our proprietary research methods to identify development and leasing opportunities and by pre-leasing a significant portion of a center before beginning construction.

There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants that we target. These entities may successfully control these markets and tenants to our exclusion. If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to stockholders, may be adversely affected.

Costs of environmental remediation could reduce our cash flow available for distribution to stockholders.

Under various federal, state and local laws, an owner or manager of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation could exceed the value of the property and/or the aggregate assets of the owner.

Our principal environmental risk is from dry cleaning plants that currently operate, or have operated in the past, at our shopping centers. The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or rent a contaminated property or to borrow using the property as collateral. Any of these developments could reduce cash flow and distributions to stockholders.

Risk Factors Related to Our Acquisition Structure

We do not have voting control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

We have invested as a co-venturer in the acquisition or development of properties. As of December 31, 2005, our investments in real estate partnerships represented 15% of our total assets. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures. The co-venturer might (1) have interests or goals that are inconsistent with our interests or goals or (2) otherwise impede our objectives. The co-venturer also might become insolvent or bankrupt.

Our partnership structure may limit our flexibility to manage our assets.

Regency invests in retail shopping centers through Regency Centers, L.P., the operating partnership in which we currently own 98% of the outstanding common partnership units. From time to time, we acquire properties through our operating partnership in exchange for limited partnership interests. This acquisition structure may permit limited partners who contribute properties to us to defer some, if not all, of the income tax liability that they would incur if they sold the property.

Properties contributed to our operating partnership may have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in the properties prior to contribution. As a result, the sale of these properties could cause adverse tax consequences to the limited partners who contributed them.

Generally, our operating partnership has no obligation to consider the tax consequences of its actions to any limited partner. However, our operating partnership may acquire properties in the future subject to material restrictions on refinancing or resale designed to minimize the adverse tax consequences to the limited partners who contribute those properties. These restrictions could significantly reduce our flexibility to manage our assets by preventing us from reducing mortgage debt or selling a property when such a transaction might be in our best interest in order to reduce interest costs or dispose of an under-performing property.

Risk Factors Related to Our Capital Structure

Our debt financing may reduce distributions to stockholders.

We do not expect to generate sufficient funds from operations to make balloon principal payments when due on our debt. If we are unable to refinance our debt on acceptable terms, we might be forced (1) to dispose of properties, which might result in losses, or (2) to obtain financing at unfavorable terms. Either could reduce the cash flow available for distributions to stockholders.

In addition, if we cannot make required mortgage payments, the mortgagee could foreclose on the property securing the mortgage, causing the loss of cash flow from that property. Furthermore, substantially all of our debt is cross-defaulted, which means that a default under one loan could trigger defaults under other loans.

On June 1, 2005, we incurred $275 million of additional debt to complete the funding of our portion of the joint venture that acquired the First Washington portfolio. As a result, our debt-to-equity ratio and the ratio of our debt-to-total assets have increased. Our lenders modified our line of credit to increase our debt-to-assets leverage ratio from 0.55 to 1.00 to 0.60 to 1.00. The line of credit has also been modified to impose limitations on the amount of recourse indebtedness that can be incurred by our unconsolidated affiliates. We intend to reduce our debt ratios through our capital recycling program, in which we sell properties that no longer meet our long-term investment criteria. However, there can be no assurance that we will be able to reduce our debt ratios in accordance with our plan. We could be required to seek an extension for our line of credit modification with our lenders, and a failure to do so could result in an event of default. In addition, the rating agencies could decide to lower our debt ratings, which would increase our borrowing costs and could make it more difficult for us to obtain financing on acceptable terms.

Our organizational documents do not limit the amount of debt that may be incurred. The degree to which we are leveraged could have important consequences, including the following:

•	leverage could affect our ability to obtain additional financing in the future to repay indebtedness or for working capital, capital expenditures, acquisitions, development or other general corporate purposes;

•	leverage could make us more vulnerable to a downturn in our business or the economy generally; and

•	as a result, our leverage could lead to reduced distributions to stockholders.

We depend on external sources of capital, which may not be available in the future.

To qualify as a REIT, Regency must, among other things, distribute to its stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. In addition, our line of credit imposes covenants that limit our flexibility in obtaining other financing, such as a prohibition on negative pledge agreements.

Additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase our degree of leverage.

Risk Factors Related to Interest Rates and the Market for Our Stock

Increased interest rates may reduce distributions to stockholders.

We are obligated on floating rate debt, and if we do not eliminate our exposure to increases in interest rates through interest rate protection or cap agreements, these increases may reduce cash flow and our ability to make distributions to stockholders.

Although swap agreements enable us to convert floating rate debt to fixed rate debt and cap agreements enable us to cap our maximum interest rate, they expose us to the risk that the counterparties to these hedge agreements may not perform, which could increase our exposure to rising interest rates. If we enter into swap agreements, decreases in interest rates will increase our interest expense as compared to the underlying floating rate debt. This could result in our making payments to unwind these agreements, such as in connection with a prepayment of the floating rate debt. Cap agreements do not protect us from increases up to the capped rate.

Increased market interest rates could reduce our stock prices.

The annual dividend rate on Regency’s common stock as a percentage of its market price may influence the trading price of Regency’s stock. An increase in market interest rates may lead purchasers to demand a higher annual dividend rate, which could adversely affect the market price of our stock. A decrease in the market price of Regency’s common stock could reduce our ability to raise additional equity in the public markets.

Outstanding SynDECs could adversely influence the market price for our common stock.

In June 2003, Citigroup Global Markets Holdings Inc., or CGMHI, sold an aggregate of 8,280,000 SynDECS (Debt Exchangeable for Common Stock). The SynDECS are a series of debt securities of CGMHI that will each be mandatorily exchanged upon maturity, on July 1, 2006, into Regency’s common stock or its value in cash based on a formula linked to the market price of our common stock. Any market for the SynDECS is likely to influence the market for our common stock. For example, the price of our common stock could become more volatile and could be depressed by investors’ anticipation of the potential distribution into the market of substantial additional amounts of our common stock at the maturity of the SynDECS, by possible sales of our common stock by investors who view the SynDECS as a more attractive means of equity participation in Regency and by hedging or arbitrage trading activity that may develop involving the SynDECS and our common stock.

Risk Factors Related to Federal Income Tax Laws

If we fail to qualify as a REIT for federal income tax purposes, we would be subject to federal income tax at regular corporate rates.

We believe that Regency qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the IRS or a court would agree with the positions we have taken in interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold some of our assets through joint ventures and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

In addition, any net taxable income earned directly by our taxable affiliates, including Regency Realty Group, Inc., is subject to federal and state corporate income tax. Several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, a REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT’s tenants and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

A REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or 10% of the value of the issuer’s outstanding securities. An exception to these tests allows a REIT to own securities of a subsidiary that exceed the 5% value test and the 10% value tests if the subsidiary elects to be a “taxable REIT subsidiary.” We are not able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of our total assets. We currently own more than 10% of the total value of the outstanding securities of Regency Realty Group, Inc., which has elected to be a taxable REIT subsidiary.

Risk Factors Related to Our Ownership Limitations, the Florida Business Corporation Act and Certain Other Matters

Restrictions on the ownership of our capital stock to preserve our REIT status could delay or prevent a change in control.

Ownership of more than 7% by value of Regency’s outstanding capital stock by certain persons is restricted for the purpose of maintaining Regency’s qualification as a REIT, with certain exceptions. This 7% limitation may discourage a change in control and may also (i) deter tender offers for our capital stock, which offers may be attractive to our stockholders, or (ii) limit the opportunity for our stockholders to receive a premium for their capital stock that might otherwise exist if an investor attempted to assemble a block in excess of 7% of our outstanding capital stock or to effect a change in control.

The issuance of our capital stock could delay or prevent a change in control.

Regency’s articles of incorporation authorize its board of directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders’ interest. The provisions of the Florida Business Corporation Act regarding control share acquisitions and affiliated transactions could also deter potential acquisitions by preventing the acquiring party from voting the common stock it acquires or consummating a merger or other extraordinary corporate transaction without the approval of Regency’s disinterested stockholders.

Item 1B. Unresolved Staff Comments

The Partnership has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2005 that remain unresolved.

Item 2. Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated joint ventures):

	December 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	70	8,855,638	19.2%	93.3%	51	6,527,802	19.3%	91.9%
Florida	51	5,912,994	12.8%	94.5%	50	5,970,898	17.7%	94.9%
Texas	38	5,029,590	10.9%	84.7%	32	3,968,940	11.7%	89.3%
Virginia	31	3,628,732	7.8%	95.0%	12	1,488,324	4.4%	91.1%
Georgia	33	2,850,662	6.2%	95.4%	36	3,383,495	10.0%	97.4%
Colorado	22	2,507,634	5.4%	84.3%	15	1,639,055	4.8%	98.0%
Maryland	21	2,435,783	5.3%	93.6%	2	326,638	1.0%	93.9%
Illinois	17	2,410,178	5.2%	95.9%	9	1,191,424	3.5%	98.0%
North Carolina	15	2,114,667	4.6%	91.7%	13	1,890,444	5.6%	94.2%
Ohio	16	2,045,260	4.4%	82.3%	14	1,876,013	5.5%	87.7%
Pennsylvania	13	1,665,005	3.6%	75.3%	2	225,697	0.7%	100.0%
Washington	12	1,334,337	2.9%	93.6%	11	1,098,752	3.2%	97.6%
Oregon	8	854,729	1.8%	97.1%	8	838,056	2.5%	95.5%
Delaware	5	654,687	1.4%	90.3%	2	240,418	0.7%	99.9%
Tennessee	6	624,450	1.4%	97.4%	7	697,034	2.1%	70.4%
South Carolina	8	522,027	1.1%	96.0%	8	522,109	1.5%	95.7%
Arizona	4	496,087	1.1%	99.4%	5	588,486	1.7%	93.1%
Wisconsin	3	372,382	0.8%	94.4%	—	—	—	—
Kentucky	2	302,670	0.7%	94.7%	2	302,670	0.9%	97.5%
Minnesota	2	299,097	0.6%	97.3%	—	—	—	—
Michigan	3	282,408	0.6%	95.5%	4	368,348	1.1%	93.4%
Alabama	3	267,689	0.6%	84.8%	4	324,044	1.0%	86.7%
Indiana	3	229,619	0.5%	84.3%	1	90,340	0.3%	69.2%
Connecticut	1	167,230	0.4%	100.0%	—	—	—	—
New Jersey	2	156,482	0.3%	97.8%	—	—	—	—
New Hampshire	2	112,752	0.2%	67.8%	2	138,488	0.4%	50.0%
Nevada	1	93,516	0.2%	73.6%	1	118,495	0.4%	45.5%
Dist. of Columbia	1	16,834	—	100.0%	—	—	—	—

Total	393	46,243,139	100.0%	91.3%	291	33,815,970	100.0%	92.7%

Item 2. Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated joint ventures):

	December 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	45	5,319,464	21.8%	91.2%	44	5,479,470	22.3%	90.5%
Florida	35	4,185,221	17.2%	95.6%	38	4,684,299	19.1%	94.6%
Texas	30	3,890,913	16.0%	81.6%	29	3,652,338	14.9%	88.8%
Ohio	15	1,936,337	7.9%	81.5%	13	1,767,110	7.2%	87.1%
Georgia	16	1,410,412	5.8%	93.7%	17	1,656,297	6.8%	96.1%
Colorado	14	1,321,080	5.4%	73.4%	11	1,093,403	4.4%	97.6%
Virginia	9	973,744	4.0%	93.5%	8	925,491	3.8%	86.4%
North Carolina	9	970,506	4.0%	96.6%	9	970,508	3.9%	97.5%
Washington	7	717,319	2.9%	89.4%	9	747,440	3.0%	97.3%
Tennessee	6	624,450	2.6%	97.4%	6	633,034	2.6%	67.4%
Pennsylvania	3	573,410	2.3%	37.0%	2	225,697	0.9%	100.0%
Oregon	5	500,059	2.0%	97.4%	6	574,458	2.3%	96.1%
Illinois	3	415,011	1.7%	95.6%	3	415,011	1.7%	97.4%
Arizona	3	388,440	1.6%	99.3%	4	480,839	2.0%	91.6%
Michigan	3	282,408	1.1%	95.5%	4	368,348	1.5%	93.4%
Delaware	2	240,418	1.0%	97.8%	2	240,418	1.0%	99.9%
South Carolina	2	140,900	0.6%	91.2%	2	140,982	0.6%	85.7%
Maryland	1	121,050	0.5%	49.6%	—	—	—	—
New Hampshire	2	112,752	0.5%	67.8%	2	138,488	0.6%	50.0%
Nevada	1	93,516	0.4%	73.6%	1	118,495	0.5%	45.5%
Indiana	1	90,735	0.4%	72.2%	1	90,340	0.4%	69.2%
Alabama	1	74,131	0.3%	96.8%	2	130,486	0.5%	97.3%

Total	213	24,382,276	100.0%	88.0%	213	24,532,952	100.0%	91.2%

The Consolidated Properties are encumbered by notes payable of $250.6 million.

Item 2. Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated joint ventures):

	December 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,536,174	16.2%	96.5%	7	1,048,332	11.3%	99.1%
Virginia	22	2,654,988	12.2%	95.6%	4	562,833	6.1%	98.9%
Maryland	20	2,314,733	10.6%	95.9%	2	326,638	3.5%	93.9%
Illinois	14	1,995,167	9.1%	95.9%	6	776,413	8.4%	98.3%
Florida	16	1,727,773	7.9%	91.7%	12	1,286,599	13.8%	96.1%
Georgia	17	1,440,250	6.6%	97.0%	19	1,727,198	18.6%	98.6%
Colorado	8	1,186,554	5.4%	96.3%	4	545,652	5.9%	98.7%
North Carolina	6	1,144,161	5.2%	87.6%	4	919,936	9.9%	90.7%
Texas	8	1,138,677	5.2%	95.4%	3	316,602	3.4%	94.6%
Pennsylvania	10	1,091,595	5.0%	95.5%	—	—	—	—
Washington	5	617,018	2.8%	98.4%	2	351,312	3.8%	98.1%
Delaware	3	414,269	1.9%	85.9%	—	—	—	—
South Carolina	6	381,127	1.7%	97.9%	6	381,127	4.1%	99.3%
Wisconsin	3	372,382	1.7%	94.4%	—	—	—	—
Oregon	3	354,670	1.6%	96.6%	2	263,598	2.8%	94.3%
Kentucky	2	302,670	1.4%	94.7%	2	302,670	3.3%	97.5%
Minnesota	2	299,097	1.4%	97.3%	—	—	—	—
Alabama	2	193,558	0.9%	80.2%	2	193,558	2.1%	79.6%
Connecticut	1	167,230	0.8%	100.0%	—	—	—	—
New Jersey	2	156,482	0.7%	97.8%	—	—	—	—
Indiana	2	138,884	0.6%	92.2%	—	—	—	—
Ohio	1	108,923	0.5%	97.6%	1	108,903	1.2%	96.1%
Arizona	1	107,647	0.5%	100.0%	1	107,647	1.1%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	—	—	—	—
Tennessee	—	—	—	—	1	64,000	0.7%	100.0%

Total	180	21,860,863	100.0%	95.1%	78	9,283,018	100.0%	96.7%

Item 2. Properties (continued)

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus RCLP’s pro-rata share of Unconsolidated Properties as of December 31, 2005 based upon a percentage of total annualized base rent exceeding .5%.

Tenant	GLA	Percent to Partnership Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (a)
Kroger	2,875,637	9.2%	$26,749,815	6.59%	62	5
Safeway	1,922,085	6.2%	17,682,085	4.35%	64	7
Publix	1,818,534	5.8%	15,603,307	3.84%	61	—
Blockbuster	382,213	1.2%	7,832,305	1.93%	96	—
Albertsons	837,485	2.7%	7,739,750	1.91%	24	7
H.E.B.	380,228	1.2%	4,497,612	1.11%	5	—
SuperValu	385,422	1.2%	4,215,096	1.04%	14	—
Harris Teeter	322,607	1.0%	3,835,686	0.94%	8	—
Walgreens	220,732	0.7%	3,367,829	0.83%	21	—
Washington Mutual Bank	111,413	0.4%	3,084,840	0.76%	44	—
TJX Companies	331,407	1.1%	3,002,641	0.74%	21	1
CVS	210,886	0.7%	2,998,764	0.74%	33	—
Whole Foods	83,169	0.3%	2,958,883	0.73%	4	—
Stater Brothers	185,312	0.6%	2,836,896	0.70%	5	—
Hallmark	179,090	0.6%	2,833,952	0.70%	65	—
Sears / K-Mart	464,818	1.5%	2,767,510	0.68%	21	1
Starbucks	91,801	0.3%	2,715,797	0.67%	80	—
Rite Aid	191,218	0.6%	2,549,893	0.63%	23	—
Petco	151,065	0.5%	2,539,356	0.63%	17	—
Movie Gallery	118,838	0.4%	2,515,149	0.62%	33	—
The UPS Store	108,482	0.3%	2,422,456	0.60%	112	—
Subway	93,959	0.3%	2,390,410	0.59%	109	—
Long’s Drug	230,338	0.7%	2,323,740	0.57%	15	—
Bank of America	62,076	0.2%	2,076,947	0.51%	31	—
Kohl’s	266,566	0.9%	2,044,616	0.50%	3	3

(a) Stores owned by anchor tenant that are attached to our centers.

RCLP’s leases have terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant’s sales, the tenant’s pro-rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered.

Item 2. Properties (continued)

The following table sets forth a schedule of lease expirations for the next ten years, assuming no tenants renew their leases:

Lease Expiration Year	Expiring GLA (2)	Percent of Total Partnership GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Total Minimum Rent (3)
(1)	418,428	1.6%	$6,685,153	1.7%
2006	2,215,825	8.4%	34,855,461	9.1%
2007	2,962,433	11.2%	49,073,388	12.8%
2008	2,863,105	10.8%	46,759,667	12.2%
2009	2,813,289	10.7%	47,780,504	12.4%
2010	2,594,145	9.8%	44,269,363	11.5%
2011	1,646,081	6.2%	22,540,169	5.9%
2012	1,129,697	4.3%	15,831,158	4.1%
2013	835,792	3.2%	12,441,293	3.2%
2014	809,587	3.1%	11,425,110	3.0%
2015	701,941	2.7%	11,065,967	2.9%

10 Year Total	18,990,323	72.0%	$302,727,233	78.8%

(1)	leased currently under month to month rent or in process of renewal
(2)	represents GLA for Consolidated Properties plus RCLP’s pro-rata share of Unconsolidated Properties
(3)	total minimum rent includes current minimum rent and future contractual rent steps for the Consolidated properties plus RCLP’s pro-rata share from Unconsolidated Properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements

See the following Combined Basis property table and also see Item 7, Management’s Discussion and Analysis for further information about RCLP’s properties.

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles / Southern CA
4S Commons Town Center (3)	2004	2004	240,133	88.1%	Ralph’s	Metropolis Funiture, Griffin Ace Hardware, Jimbo’s…Naturally!, Sav-On Drugs, Cost Plus, Bed Bath & Beyond, LA Fitness
Amerige Heights Town Center (5)	2000	2000	96,679	100.0%	Albertson’s	Target (4)
Bear Creek Phase II (3)	2005	2005	24,175	57.9%	—	—
Bear Creek Village Center (5)	2003	2004	75,220	100.0%	Stater Bros.	—
Brea Marketplace (5)	2005	1987	298,311	83.0%	—	24 Hour Fitness, Circuit City, Big 5 Sporting Goods, Toys ‘‘R’’ Us, Beverages & More, Childtime Childcare, Crown Books Liquidation Center
Campus Marketplace (5)	2000	2000	144,288	99.2%	Ralph’s	Long’s Drug, Discovery Isle Child Development Center
Costa Verde	1999	1988	178,622	100.0%	Albertson’s	Bookstar, The Boxing Club
El Camino	1999	1995	135,884	100.0%	Von’s Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	87,990	100.0%	Von’s Food & Drug	Long’s Drug
Falcon Ridge	2003	2004	235,654	76.8%	Stater Bros.	Target (4), Sports Authority, Ross Dress for Less, Linen’s-N-Things, Michaels, Pier 1 Imports
Falcon Ridge Town Center Phase II (3)	2005	2005	66,864	62.3%	—	24 Hour Fitness, Sav On
Five Points Shopping Center (5)	2005	1960	144,553	100.0%	Albertson’s	Long’s Drug, Ross Dress for Less, Big 5 Sporting Goods
French Valley (3)	2004	2004	104,248	81.7%	Stater Bros.	—
Friars Mission	1999	1989	146,898	98.8%	Ralph’s	Long’s Drug
Garden Village Shopping Center (5)	2000	2000	112,767	98.7%	Albertson’s	Rite Aid
Gelson’s Westlake Market Plaza	2002	2002	84,975	98.2%	Gelson’s Markets	John of Italy Salon & Spa
Granada Village (5)	2005	1965	224,649	93.6%	Ralph’s	Rite Aid, TJ Maxx, Stein Mart
Hasley Canyon Village	2003	2003	65,801	100.0%	Ralph’s	—
Heritage Plaza	1999	1981	231,602	99.9%	Ralph’s	Sav-On Drugs, Hands On Bicycles, Inc., Total Woman, Irvine Ace Hardware
Laguna Niguel Plaza (5)	2005	1985	42,124	94.1%	Albertson’s (4)	Sav-On Drugs
Lake Forest Village (5)	2005	1979	119,741	98.8%	Albertson’s	Sav-On Drugs, Environments for Learning
Morningside Plaza	1999	1996	91,600	99.8%	Stater Bros.	—
Navajo Shopping Center (5)	2005	1964	102,138	100.0%	Albertson’s	Rite Aid, Kragen Auto Parts
Newland Center	1999	1985	149,174	100.0%	Albertson’s	—
Oakbrook Plaza	1999	1982	83,279	100.0%	Albertson’s	Long’s Drug (4)
Park Plaza Shopping Center (5)	2001	1991	197,166	97.5%	Von’s Food & Drug	Sav-On Drugs, Petco, Ross Dress For Less, Office Depot
Plaza Hermosa	1999	1984	94,941	100.0%	Von’s Food & Drug	Sav-On Drugs
Point Loma Plaza (5)	2005	1987	213,195	96.1%	Von’s Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (5)	2005	1981	152,895	100.0%	Von’s Food & Drug	Long’s Drug (4), 24 Hour Fitness
Rio Vista Town Center (3)	2005	2005	87,947	49.9%	Stater Bros.	CVS (4)
Rona Plaza	1999	1989	51,754	98.1%	Food 4 Less	—
Santa Ana Downtown	1999	1987	100,305	100.0%	Food 4 Less	Famsa, Inc.
Santa Maria Commons (3)	2005	2005	117,482	75.6%	—	Kohl’s, Rite Aid
Seal Beach (3) (5)	2002	1966	90,863	64.0%	Safeway	Sav-On Drugs
Soquel Canyon Crossings (3)	2005	2005	38,495	57.9%	—	Rite Aid
The Shops of Santa Barbara	2003	2004	51,568	92.2%	—	Circuit City
The Shops of Santa Barbara Phase II (3)	2004	2004	69,354	87.3%	Whole Foods	—
The Vine at Castaic (3)	2005	2005	34,775	0.0%	—	—
Twin Oaks Shopping Center (5)	2005	1978	98,399	100.0%	Ralph’s	Rite Aid
Twin Peaks	1999	1988	198,139	99.3%	Albertson’s	Target
Valencia Crossroads	2002	2003	167,857	100.0%	Whole Foods	Kohl’s
Ventura Village	1999	1984	76,070	100.0%	Von’s Food & Drug	—
Vista Village Phase I	2002	2003	129,009	100.0%	Sprout’s Markets	Krikorian Theaters, Linen’s-N-Things, Lowe’s (4)
Vista Village Phase II	2002	2003	55,000	100.0%	—	Staples (4)
Westlake Village Plaza and Center	1999	1975	190,519	98.0%	Von’s Food & Drug	Sav-On Drugs (4), Long’s Drug, Total Woman
Westridge	2001	2003	92,287	100.0%	Albertson’s	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	100.0%	Gigante	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)

San Francisco / Northern CA
Alameda Bridgeside Shopping Center (3)	2003	2004	105,118	72.8%	Nob Hill	—
Auburn Village (5)	2005	1990	133,944	100.0%	Bel Air Market	Goodwill Industries, Long’s Drug(4)
Bayhill Shopping Center (5)	2005	1990	121,846	100.0%	Mollie Stone’s Market	Long’s Drug
Blossom Valley	1999	1990	93,316	100.0%	Safeway	Long’s Drug
Clayton Valley (3)	2003	2004	267,857	64.4%	—	Yardbirds Home Center, Long’s Drugs, Dollar Tree
Clovis Commons (3)	2004	2004	177,381	66.9%	—	Super Target(4), Petsmart, TJ Maxx, Office Depot
Corral Hollow (5)	2000	2000	167,184	100.0%	Safeway	Long’s Drug, Sears Orchard Supply & Hardware
Diablo Plaza	1999	1982	63,214	100.0%	Safeway (4)	Long’s Drug (4), Jo-Ann Fabrics
El Cerrito Plaza (5)	2000	2000	256,035	98.0%	Lucky’s (4), Trader Joe’s	Long’s Drug (4), Bed, Bath & Beyond, Barnes & Noble, Copelands Sports, Petco, Ross Dress For Less
Encina Grande	1999	1965	102,499	100.0%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	93,537	100.0%	Safeway	—
Loehmanns Plaza California	1999	1983	113,310	100.0%	Safeway (4)	Long’s Drug, Loehmann’s
Mariposa Shopping Center (5)	2005	1957	126,658	100.0%	Safeway	Long’s Drug, Ross Dress for Less
Pleasant Hill Shopping Center (5)	2005	1970	233,679	99.2%	—	Marshalls, Barnes & Noble, Toys “R” Us, Target
Powell Street Plaza	2001	1987	165,928	100.0%	Trader Joe’s	Circuit City, Copeland Sports, Ethan Allen, Jo-Ann Fabrics, Ross Dress For Less
San Leandro	1999	1982	50,432	100.0%	Safeway (4)	Long’s Drug (4)
Sequoia Station	1999	1996	103,148	100.0%	Safeway (4)	Long’s Drug, Barnes & Noble, Old Navy, Warehouse Music
Silverado Plaza (5)	2005	1974	84,916	100.0%	Nob Hill	Long’s Drug
Snell & Branham Plaza (5)	2005	1988	99,349	100.0%	Safeway	—
Stanford Ranch Village (5)	2005	1991	89,874	100.0%	Bel Air Market	Plum Pharmacy
Strawflower Village	1999	1985	78,827	100.0%	Safeway	Long’s Drug (4)
Tassajara Crossing	1999	1990	146,188	100.0%	Safeway	Long’s Drug, Ace Hardware
West Park Plaza	1999	1996	88,103	100.0%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	100.0%	—	CEC Entertainment, Marshalls. Target (4)
Ygnacio Plaza (5)	2005	1968	109,701	100.0%	Albertson’s	Rite Aid

Subtotal/Weighted Average (CA)			8,855,638	93.3%

FLORIDA

Ft. Myers / Cape Coral
Grande Oak	2000	2000	78,784	100.0%	Publix	—

Jacksonville / North Florida
Anastasia Plaza (5)	1993	1988	102,342	98.8%	Publix	—
Carriage Gate	1994	1978	76,783	97.7%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	Albertson’s (4)	Target
Fleming Island	1998	2000	136,662	95.8%	Publix	Stein Mart, Target (4)
Highland Square (5)	1998	1999	262,194	77.6%	Publix	CVS, Bailey’s Powerhouse Gym, Beall’s Outlet, Big Lots
John’s Creek Shopping Center	2003	2004	89,921	98.4%	Publix	Walgreens
Julington Village (5)	1999	1999	81,820	100.0%	Publix	CVS (4)
Millhopper	1993	1974	84,065	100.0%	Publix	CVS, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	94.8%	Publix	Jo-Ann Fabrics, K-Mart
Ocala Corners (5)	2000	2000	86,772	94.5%	Publix	—
Old St Augustine Plaza	1996	1990	232,459	100.0%	Publix	CVS, Burlington Coat Factory, Hobby Lobby
Palm Harbor Shopping Village (5)	1996	1991	172,758	97.8%	Publix	CVS, Bealls
Pine Tree Plaza	1997	1999	63,387	100.0%	Publix	—
Plantation Plaza (5)	2004	2004	65,148	93.6%	Publix	—
Plantation Plaza Phase II (3) (5)	2004	2004	12,600	88.9%	—	—
Regency Court	1997	1992	218,649	98.5%	—	Sports Authority, Comp USA, Office Depot, Recreational Factory Warehouse, Sofa Express
Starke	2000	2000	12,739	100.0%	—	CVS
The Shoppes at Bartram Park (5)	2005	2004	104,617	82.5%	Publix	—
The Shoppes at Bartram Park - Phase II (3) (5)	2005	2005	28,310	33.8%	—	—
The Shoppes at Bartram Park - Phase III (3) (5)	2005	2005	12,002	0.0%	—	—
The Shops at John’s Creek (3)	2003	2004	15,490	35.0%	—	—
Vineyard Shopping Center	2001	2002	62,821	88.3%	Publix	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	89.5%	Publix	CVS
Berkshire Commons	1994	1992	106,354	100.0%	Publix	Walgreens
Five Points Plaza (5)	2005	2001	44,647	89.9%	Publix	—
Garden Square	1997	1991	90,258	100.0%	Publix	CVS
Palm Trails Plaza	1997	1998	76,067	100.0%	Winn-Dixie	—
Pebblebrook Plaza (5)	2000	2000	76,767	100.0%	Publix	Walgreens (4)
Shoppes @ 104 (5)	1998	1990	108,192	96.1%	Winn-Dixie	Navarro Discount Pharmacies
Welleby	1996	1982	109,949	99.5%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	98.6%	Publix	Walgreens, Bealls, Harbor Freight Tools
Bloomingdale	1998	1987	267,736	98.9%	Publix	Ace Hardware, Bealls, Wal-Mart
East Towne Shopping Center	2002	2003	69,841	97.1%	Publix	—
Kings Crossing Sun City (5)	1999	1999	75,020	100.0%	Publix	—
Lynnhaven (5)	2001	2001	63,871	100.0%	Publix	—
Marketplace St Pete	1995	1983	90,296	98.2%	Publix	Dollar Duck
Peachland Promenade (5)	1995	1991	82,082	100.0%	Publix	—
Regency Square Brandon	1993	1986	345,151	100.0%	—	AMC Theater, Dollar Tree, Marshalls, Michaels, S & K Famous Brands, Shoe Carnival, Staples, TJ Maxx, Petco, Best Buy (4), MacDil (4l)
Regency Village (5)	2000	2002	83,170	94.2%	Publix	Walgreens (4)
Town Square	1997	1999	44,380	100.0%	—	Petco, Pier 1 Imports
University Collection	1996	1984	106,899	93.6%	Kash N Karry (4)	CVS, Dockside Imports, Jo-Ann Fabrics. Staples (4)
Village Center 6	1995	1993	181,110	96.4%	Publix	Walgreens, Stein Mart
Willa Springs Shopping Center	2000	2000	89,930	99.5%	Publix	—

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	130,924	98.2%	Winn-Dixie	World Gym
Chasewood Plaza	1993	1986	155,603	99.6%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	235,842	61.5%	Publix	Walgreens
Martin Downs Village Center	1993	1985	121,946	99.6%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,907	100.0%	—	Walgreens
Ocean Breeze	1993	1985	108,209	85.3%	Publix	Beall’s Outlet, Coastal Care
Shops of San Marco (5)	2002	2002	96,408	96.1%	Publix	Walgreens
Town Center at Martin Downs	1996	1996	64,546	97.8%	Publix	—
Village Commons Shopping Center (5)	2005	1986	169,053	98.4%	Publix	CVS
Wellington Town Square	1996	1982	107,325	100.0%	Publix	CVS

Subtotal/Weighted Average (FL)			5,912,994	94.5%

TEXAS

Austin
Hancock	1999	1998	410,438	98.1%	H.E.B.	Sears, Old Navy, Petco, 24 Hour Fitness
Market at Round Rock	1999	1987	123,046	93.8%	Albertson’s	—
North Hills	1999	1995	144,019	96.2%	H.E.B.	—

Dallas / Ft. Worth
Bethany Park Place	1998	1998	74,066	91.7%	Kroger	—
Casa Linda Plaza	1999	1997	324,640	81.5%	Albertson’s	Casa Linda Cafeteria, Dollar Tree, Petco, 24 Hour Fitness
Hebron Park (5)	1999	1999	46,800	91.0%	Albertson’s (4)	—
Highland Village (3)	2005	2005	360,594	7.5%	—	AMC Theater, Barnes & Noble
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Lebanon/Legacy Center	2000	2002	56,669	87.9%	Albertson’s (4)	—
Main Street Center	2002	2002	42,832	83.1%	Albertson’s (4)	—
Market at Preston Forest	1999	1990	91,624	100.0%	Tom Thumb	Petco
Mockingbird Common	1999	1987	120,321	89.6%	Tom Thumb	—
Preston Park	1999	1985	273,396	82.0%	Tom Thumb	Gap, Williams Sonoma
Prestonbrook	1998	1998	91,274	97.0%	Kroger	—
Prestonwood Park	1999	1999	101,167	71.5%	Albertson’s (4)	—
Rockwall Town Center (3)	2002	2004	46,556	13.2%	Kroger (4)	Walgreens (4)
Shiloh Springs	1998	1998	110,040	100.0%	Kroger	—
Signature Plaza	2003	2004	32,416	83.0%	Kroger (4)	—
Valley Ranch Centre	1999	1997	117,187	86.7%	Tom Thumb	—
Cooper Street	1999	1992	133,196	98.5%	—	Home Depot (4), Office Max
Keller Town Center	1999	1999	114,937	95.3%	Tom Thumb	—
Trophy Club	1999	1999	106,507	85.6%	Tom Thumb	Walgreens (4)

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
TEXAS (Continued)

Houston
Alden Bridge	2002	1998	138,953	96.8%	Kroger	Walgreens
Atascocita Center	2002	2003	31,500	41.0%	Kroger (4)	—
Cochran’s Crossing	2002	1994	138,192	97.1%	Kroger	CVS
First Colony Marketplace (5)	2005	1993	111,675	97.3%	Randall’s Food	Sears
Fort Bend Center	2000	2000	30,166	83.6%	Kroger (4)	—
Indian Springs Center (5)	2002	2003	136,625	99.2%	H.E.B.	—
Kleinwood Center	2002	2003	155,463	87.7%	H.E.B.	Walgreens (4)
Kleinwood Center II (3)	2005	2005	45,001	100.0%	—	LA Fitness
Memorial Collection Shopping Center (5)	2005	1974	103,330	100.0%	Randall’s Food	Walgreens
Panther Creek	2002	1994	165,560	100.0%	Randall’s Food	CVS, Sears Paint & Hardware
South Shore (3)	2005	2005	23,920	0.0%	Kroger (4)	—
Spring West Center (3)	2003	2004	144,060	79.7%	H.E.B.	—
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (5)	2001	2000	134,045	98.3%	Kroger	Walgreens
Weslayan Plaza East (5)	2005	1969	174,192	100.0%	—	Berings, Ross Dress for Less, Michaels, Linens-N-Things, Berings Warehouse, Chuck E Cheese, Next Level
Weslayan Plaza West (5)	2005	1969	185,069	94.5%	Randall’s Food	Walgreens, Petco, Jo Ann’s
Westheimer Marketplace (5)	2005	1993	135,936	81.2%	Randall’s Food	Petsmart
Woodway Collection (5)	2005	1974	111,005	94.5%	Randall’s Food	Eckerd

Subtotal/Weighted Average (TX)			5,029,590	84.7%

VIRGINIA

Richmond
Gayton Crossing (5)	2005	1983	156,916	96.0%	Ukrop’s	—
Glen Lea Centre (5)	2005	1969	78,493	54.3%	—	Eckerd
Hanover Village (5)	2005	1971	96,146	59.3%	—	Rite Aid
Laburnum Park Shopping Center (5)	2005	1977	64,992	100.0%	Ukrop’s (4)	Rite Aid
Village Shopping Center (5)	2005	1948	111,177	95.7%	Ukrop’s	CVS

Other Virginia
601 King Street (5)	2005	1980	8,349	98.2%	—	—
Ashburn Farm Market Center	2000	2000	91,905	100.0%	Giant Food	—
Ashburn Farm Village Center (5)	2005	1996	88,917	100.0%	Shoppers Food Warehouse	—
Braemar Shopping Center (5)	2004	2004	96,439	100.0%	Safeway	—
Brafferton Center (5)	2005	1997	94,731	97.9%	Giant Food (6)	—
Centre Ridge Marketplace (5)	2005	1996	104,154	100.0%	Shoppers Food Warehouse	Sears
Cheshire Station	2000	2000	97,156	100.0%	Safeway	Petco
Festival at Manchester Lakes (5)	2005	1990	165,568	91.0%	Shoppers Food Warehouse	—
Fortuna	2004	2004	90,132	100.0%	Shoppers Food Warehouse	Target (4), Rite Aid
Fox Mill Shopping Center (5)	2005	1977	103,269	100.0%	Giant Food	—
Greenbriar Town Center (5)	2005	1972	345,935	100.0%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, Petco
Kamp Washington Shopping Center (5)	2005	1960	71,825	88.6%	—	Borders Books
Kings Park Shopping Center (5)	2005	1966	77,202	100.0%	Giant Food	CVS
Saratoga Shopping Center (5)	2005	1977	101,587	97.0%	Giant Food	—
Signal Hill	2003	2004	95,173	100.0%	Shoppers Food Warehouse	—
Somerset Crossing (5)	2002	2002	104,128	100.0%	Shoppers Food Warehouse	—
Tall Oaks Village Center	2002	1998	71,953	98.6%	Giant Food	—
The Market at Opitz Crossing	2003	2003	149,810	100.0%	Safeway	Boat U.S., USA Discounters
The Shops at County Center (3)	2005	2005	90,392	65.9%	Harris Teeter	—
Town Center at Sterling Shopping Center (5)	2005	1980	190,069	100.0%	Giant Food	Washington Sports Club, Party Depot
Village Center at Dulles (5)	2002	1991	298,601	99.3%	Shoppers Food Warehouse	CVS, Advance Auto Parts, Chuck E. Cheese, Gold’s Gym, Petco, Staples, The Thrift Store
Willston Centre I (5)	2005	1952	105,376	99.5%	—	CVS, Balleys Health Care
Willston Centre II (5)	2005	1986	127,449	100.0%	Safeway	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINIA (continued)

Other Virginia
Brookville Plaza (5)	1998	1991	63,665	100.0%	Kroger	—
Hollymead Town Center	2003	2004	153,563	86.7%	Harris Teeter	Target (4), Petsmart
Statler Square Phase I	1998	1996	133,660	91.4%	Kroger	Staples

Subtotal/Weighted Average (VA)			3,628,732	95.0%

GEORGIA

Atlanta
Ashford Place	1997	1993	53,450	100.0%	—	—
Bethesda Walk (5)	2004	2003	68,271	95.3%	Publix	—
Briarcliff La Vista	1997	1962	39,203	100.0%	—	Michaels
Briarcliff Village	1997	1990	187,156	98.9%	Publix	La-Z-Boy Furniture Galleries, Office Depot, Party City, Petco, TJ Maxx
Brookwood Village (5)	2004	2000	28,774	90.2%	—	CVS
Buckhead Court	1997	1984	58,130	84.6%	—	—
Buckhead Crossing (5)	2004	1989	221,874	97.8%	—	Office Depot, HomeGoods, Marshalls, Michaels, Hancock Fabrics, Ross Dress for Less
Cambridge Square Shopping Ctr	1996	1979	71,475	100.0%	Kroger	—
Chapel Hill (3)	2005	2005	55,400	0.0%	—	Kohl’s (4)
Cobb Center (5)	2004	1996	69,547	100.0%	Publix	Rich’s Department Store (4)
Coweta Crossing (5)	2004	1994	68,489	98.1%	Publix	—
Cromwell Square	1997	1990	70,283	96.4%	—	CVS, Hancock Fabrics, Haverty’s-Antiques & Interiors of Sandy Springs
Delk Spectrum	1998	1991	100,539	100.0%	Publix	—
Dunwoody Hall	1997	1986	89,351	100.0%	Publix	Eckerd
Dunwoody Village	1997	1975	120,598	96.7%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (5)	2004	1984	97,990	96.0%	Save Rite Grocery Store	Eckerd
Killian Hill Center (5)	2000	2000	113,216	97.5%	Publix	—
Lindbergh Crossing (5)	2004	1998	27,059	100.0%	—	CVS
Loehmanns Plaza Georgia	1997	1986	137,601	94.2%	—	Loehmann’s, Dance 101
Northlake Promenade (5)	2004	1986	25,394	84.6%	—	—
Orchard Square (5)	1995	1987	93,222	98.3%	Publix	Harbor Freight Tools, Remax Elite
Paces Ferry Plaza	1997	1987	61,696	93.5%	—	Harry Norman Realtors
Peachtree Parkway Plaza (5)	2004	2001	95,509	92.6%	—	Goodwill
Powers Ferry Kroger (5)	2004	1983	45,528	100.0%	Kroger	—
Powers Ferry Square	1997	1987	97,708	100.0%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,996	99.9%	Publix	CVS, Mardi Gras
Rivermont Station	1997	1996	90,267	100.0%	Kroger	—
Rose Creek (5)	2004	1993	69,790	96.7%	Publix	—
Roswell Crossing (5)	2004	1999	201,979	95.4%	—	PetsMart, Office Max, Pike Nursery, Party City, Walgreens, LA Fitness
Russell Ridge	1994	1995	98,559	96.6%	Kroger	—
Thomas Crossroads (5)	2004	1995	84,928	100.0%	Kroger	—
Trowbridge Crossing (5)	2004	1998	62,558	100.0%	Publix	—
Woodstock Crossing (5)	2004	1994	66,122	100.0%	Kroger	—

Subtotal/Weighted Average (GA)			2,850,662	95.4%

COLORADO

Colorado Springs
Cheyenne Meadows (5)	1998	1998	89,893	100.0%	King Soopers	—
Falcon Marketplace (3)	2005	2005	20,840	0.0%	Wal-Mart (4)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	90.8%	King Soopers	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
COLORADO (continued)

Denver
Applewood Shopping Center (5)	2005	1956	375,622	96.7%	King Soopers	Applejack Liquors, Petsmart, Wells Fargo Bank, Wal-Mart
Arapahoe Village (5)	2005	1957	159,237	97.8%	Safeway	Jo-Ann Fabrics, Petco, Pier 1 Imports
Belleview Square	2004	1978	117,085	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,512	94.8%	Safeway (4)	One Hour Optical
Buckley Square	1999	1978	111,146	97.7%	King Soopers	True Value Hardware
Centerplace of Greeley (5)	2002	2003	148,575	97.0%	Safeway	Target (4), Ross Dress For Less, Famous Footwear
Cherrywood Square (5)	2005	1978	86,161	94.5%	King Soopers	—
Crossroads Commons (5)	2001	1986	144,288	91.8%	Whole Foods	Barnes & Noble, Mann Theatres, Bicycle Village
Fort Collins Center (3)	2005	2005	99,359	0.0%	—	JC Penney
Hilltop Village (5)	2002	2003	100,028	93.2%	King Soopers	—
Leetsdale Marketplace	1999	1993	119,916	92.7%	Safeway	—
Littleton Square	1999	1997	94,257	100.0%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	100.0%	King Soopers	—
Longmont Center (3)	2005	2005	97,900	0.0%	—	JC Penney
Loveland Shopping Center (3)	2005	2005	97,930	0.0%	—	Murdoch’s Ranch
New Windsor Marketplace	2002	2003	95,877	92.7%	King Soopers	—
Ralston Square Shopping Center (5)	2005	1977	82,750	100.0%	King Soopers	—
Stroh Ranch	1998	1998	93,436	98.5%	King Soopers	—

Subtotal/Weighted Average (CO)			2,507,634	84.3%

MARYLAND

Baltimore
Elkridge Corners (5)	2005	1990	73,529	100.0%	Super Fresh	Rite Aid
Festival at Woodholme (5)	2005	1986	81,027	93.3%	Trader Joe’s	—
Lee Airport (3)	2005	2005	121,050	49.6%	Giant Food	—
Northway Shopping Center (5)	2005	1987	98,016	96.5%	Shoppers Food Warehouse	Goodwill Industries
Parkville Shopping Center (5)	2005	1961	162,434	99.6%	Super Fresh	Rite Aid, Parkville Lanes, Castlewood Realty
Southside Marketplace (5)	2005	1990	125,147	100.0%	Shoppers Food Warehouse	Rite Aid
Valley Centre (5)	2005	1987	247,312	96.4%	—	TJ Maxx, Sony Theatres, Ross Dress for Less, Homegoods, Staples, Annie Sez

Other Maryland
Bowie Plaza (5)	2005	1966	104,037	99.2%	Giant Food	CVS
Clinton Park (5)	2003	2003	206,050	97.6%	Giant Food	Sears, GCO Carpet Outlet, Toys “R” Us (4)
Clinton Square (5)	2005	1979	18,961	78.6%	—	—
Cloppers Mill Village (5)	2005	1995	137,035	100.0%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (5)	2005	1978	22,328	100.0%	—	—
Goshen Plaza (5)	2005	1987	45,654	100.0%	—	CVS
King Farm Apartments (5)	2004	2001	64,775	77.3%	—	—
King Farm Village Center (5)	2004	2001	120,326	96.7%	Safeway	—
Mitchellville Plaza (5)	2005	1991	156,124	95.8%	Food Lion	—
Penn Station Shopping Center (5)	2005	1989	244,815	93.3%	Safeway (4), Save-a-Lot	Citi Trends, Factory Card Outlet, New Horizons Child Development Center, National Wholesale Liquidators
Rosecroft Shopping Center (5)	2005	1963	119,010	82.0%	Food Lion (6)	Day Care Center, Elite Restaurant
Takoma Park (5)	2005	1960	108,168	98.4%	Shoppers Food Warehouse	—
Watkins Park Plaza (5)	2005	1985	113,443	100.0%	Safeway	CVS
Woodmoor Shopping Center (5)	2005	1954	66,542	95.7%	—	CVS

Subtotal/Weighted Average (MD)			2,435,783	93.6%

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
ILLINOIS

Chicago
Baker Hill Center (5)	2004	1998	135,285	97.1%	Dominick’s	—
Brentwood Commons (5)	2005	1962	125,585	88.8%	Dominick’s	Dollar Tree
Civic Center Plaza (5)	2005	1989	265,024	96.5%	Dominick’s (6)	Petsmart, Murray’s Discount Auto, Home Depot
Deer Grove Center (5)	2004	1996	214,168	98.7%	Dominick’s	Target (4), Linen’s-N-Things, Michaels, Petco, Factory Card Outlet, Dress Barn
Deer Grove Phase II (3) (5)	2004	2004	25,188	80.9%	—	Staples
Frankfort Crossing Shpg Ctr	2003	1992	114,534	96.4%	Jewel / OSCO	Ace Hardware
Geneva Crossing (5)	2004	1997	123,182	100.0%	Dominick’s	John’s Christian Stores
Heritage Plaza—Chicago (5)	2005	2005	128,871	97.5%	Jewel / OSCO	Ace Hardware
Heritage Plaza Phase II (3) (5)	2005	2005	9,920	0.0%	—	—
Hinsdale	1998	1986	178,975	100.0%	Dominick’s	Ace Hardware, Murray’s Party Time Supplies
Mallard Creek Shopping Center (5)	2005	1987	143,576	96.9%	Dominick’s	—
McHenry Commons Shopping Center (5)	2005	1988	100,526	94.1%	Dominick’s	—
Riverside Sq & River’s Edge (5)	2005	1986	169,436	99.3%	Dominick’s	Ace Hardware, Party City
Riverview Plaza (5)	2005	1981	139,256	100.0%	Dominick’s	Walgreens, Toys “R” Us
Shorewood Crossing (5)	2004	2001	87,705	100.0%	Dominick’s	—
Stearns Crossing (5)	2004	1999	96,613	95.7%	Dominick’s	—
Stonebrook Plaza Shopping Center (5)	2005	1984	95,825	100.0%	Dominick’s	—
The Oaks Shopping Center (5)	2005	1983	135,007	87.2%	Dominick’s	—
Westbrook Commons	2001	1984	121,502	88.4%	Dominick’s	—

Subtotal/Weighted Average (IL)			2,410,178	95.9%

NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	91.4%	Fresh Market	Chuck E. Cheese, Party City, Eckerd
Jetton Village (5)	2005	1998	70,097	84.9%	Harris Teeter	—
Union Square Shopping Center	1996	1989	97,191	91.3%	Harris Teeter	Walgreens (4), Consolidated Theaters

Greensboro
Kernersville Plaza	1998	1997	72,590	100.0%	Harris Teeter	—

Raleigh / Durham
Bent Tree Plaza (5)	1998	1994	79,503	98.5%	Kroger	—
Cameron Village (5)	2004	1949	635,918	89.8%	Harris Teeter, Fresh Market	Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., Blockbuster Video, York Properties, Carolina Antique Mall, The Junior League of Raleigh, K&W Cafeteria, Johnson-Lambe Sporting Goods, Home Economics, Pier 1 Imports
Fuquay Crossing (5)	2004	2002	124,774	98.7%	Kroger	Gold’s Gym, Dollar Tree
Garner	1998	1998	221,776	98.9%	Kroger	Office Max, Petsmart, Shoe Carnival, Target (4), United Artist Theater, Home Depot (4)
Glenwood Village	1997	1983	42,864	96.1%	Harris Teeter	—
Greystone Village (5)	2004	1986	85,665	100.0%	Food Lion	Eckerd
Lake Pine Plaza	1998	1997	87,691	95.2%	Kroger	—
Maynard Crossing	1998	1997	122,782	97.6%	Kroger	—
Shoppes of Kildaire (5)	2005	1986	148,204	57.0%	—	Athletic Clubs Inc, Home Comfort Furniture
Southpoint Crossing	1998	1998	103,128	98.6%	Kroger	—
Woodcroft Shopping Center	1996	1984	89,833	100.0%	Food Lion	True Value Hardware

Subtotal/Weighted Average (NC)			2,114,667	91.7%

OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	100.0%	Kroger	Stein Mart
Cherry Grove	1998	1997	195,497	89.8%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	397,893	97.4%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Famous Footwear, Michaels, Staples
Indian Springs Market Center (3)	2005	2005	52,606	100.0%	—	Kohl’s, Office Depot
Regency Commons (3)	2004	2004	30,770	49.7%	—	—
Regency Milford Center (5)	2001	2001	108,923	97.6%	Kroger	CVS (4)
Shoppes at Mason	1998	1997	80,800	100.0%	Kroger	—
Westchester Plaza	1998	1988	88,182	98.4%	Kroger	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
OHIO (continued)

Columbus
East Pointe	1998	1993	86,503	100.0%	Kroger	—
Kingsdale Shopping Center	1997	1999	266,878	47.7%	Giant Eagle	—
Kroger New Albany Center	1999	1999	91,722	99.3%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	100.0%	Kroger	Home Depo (4)
Park Place Shopping Center	1998	1988	106,834	60.7%	—	Big Lots
Windmiller Plaza Phase I	1998	1997	120,362	96.5%	Kroger	Sears Orchard
Worthington Park Centre	1998	1991	93,095	92.7%	Kroger	Dollar Tree
Other Ohio
Wadsworth Crossing (3)	2005	2005	118,597	0.0%	—	Bed, Bath & Beyond, TJ Maxx, Staples, Petco, Kohl’s (4), Lowe’s (4), Target (4)

Subtotal/Weighted Average (OH)			2,045,260	82.3%

PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (5)	2005	1958	46,420	100.0%	Ahart Market	Eckerd
Stefko Boulevard Shopping Center (5)	2005	1976	133,824	94.1%	Valley Farm Market	—

Harrisburg
Colonial Sq/ PA (5)	2005	1955	28,640	73.0%	—	Minnich’s Pharmacy
Silver Spring Square (3)	2005	2005	347,713	0.0%	Wegmans	Target (4)

Philadelphia
City Avenue Shopping Center (5)	2005	1960	154,533	96.1%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	219,697	93.8%	Trader Joe’s	Gateway Pharmacy, Staples, TJ Maxx, Famous Footwear, JoAnn Fabrics
Mayfair Shopping Center (5)	2005	1988	112,276	97.5%	Shop ‘N Bag	Eckerd, Dollar Tree
Mercer Square Shopping Center (5)	2005	1988	91,400	100.0%	Genuardi’s	—
Newtown Square Shopping Center (5)	2005	1970	146,893	95.0%	Acme Markets	Eckerd
Towamencin Village Square (5)	2005	1990	122,916	100.0%	Genuardi’s	Eckerd, Sears, Dollar Tree
Warwick Square Shopping (5)	2005	1999	93,269	96.1%	Genuardi’s	—

Other Pennsylvania
Kenhorst Plaza (5)	2005	1990	161,424	91.4%	Redner’s Market	Rite Aid, Sears, US Post Office
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,665,005	75.3%

WASHINGTON

Portland
Orchard Market Center	2002	2004	51,959	100.0%	—	Jo-Ann Fabrics, Petco
Orchards Phase II (3)	2005	2005	91,333	22.9%	—	Wallace Theaters, Office Depot

Seattle
Aurora Marketplace (5)	2005	1991	106,921	100.0%	Safeway	TJ Maxx
Cascade Plaza (5)	1999	1999	211,072	99.4%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Long’s Drug, Ross Dress For Less
Eastgate Plaza (5)	2005	1956	78,230	100.0%	Albertson’s	Rite Aid
Inglewood Plaza	1999	1985	17,253	100.0%	—	—
James Center (5)	1999	1999	140,240	93.6%	Fred Myer	Rite Aid
Overlake Fashion Plaza (5)	2005	1987	80,555	100.0%	—	Marshalls, Sears (4)
Pine Lake Village	1999	1989	102,953	100.0%	Quality Foods	Rite Aid
Sammamish Highland	1999	1992	101,289	96.1%	Safeway (4)	Bartell Drugs, Ace Hardware
South Point Plaza	1999	1997	190,378	100.0%	Cost Cutters Grocery	Rite Aid, Office Depot, Pacific Fabrics, Pep Boys
Southcenter	1999	1990	58,282	100.0%	—	Target (4)
Thomas Lake	1999	1998	103,872	98.8%	Albertson’s	Rite Aid

Subtotal/Weighted Average (WA)			1,334,337	93.6%

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
OREGON

Portland
Cherry Park Market (5)	1999	1997	113,518	91.9%	Safeway	—
Greenway Town Center (5)	2005	1979	93,101	100.0%	Unified Western Grocers	Rite Aid, Dollar Tree
Hillsboro Market Center (5)	2000	2000	148,051	98.1%	Albertson’s	Petsmart, Marshalls
Murrayhill Marketplace	1999	1988	149,215	95.2%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	84,267	97.3%	Safeway	—
Sherwood Market Center	1999	1995	124,257	97.1%	Albertson’s	—
Sunnyside 205	1999	1988	52,710	100.0%	—	—
Walker Center	1999	1987	89,610	100.0%	—	Sportmart

Subtotal/Weighted Average (OR)			854,729	97.1%

DELAWARE

Dover
White Oak—Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
First State Plaza (5)	2005	1988	164,576	87.2%	Shop Rite	Cinemark
Newark Shopping Center (5)	2005	1987	183,017	82.0%	—	Blue Hen Lanes, Cinema Center, Dollar Express, La Tolteca Restaurant, Goodwill Industries
Pike Creek	1998	1981	229,510	97.7%	Acme Markets	K-Mart, Eckerd
Shoppes of Graylyn (5)	2005	1971	66,676	93.7%	—	Rite Aid

Subtotal/Weighted Average (DE)			654,687	90.3%

TENNEESSEE

Nashville
Harding Mall	2004	2004	205,051	97.6%	—	Wal-Mart
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro	1998	1998	86,811	94.9%	Kroger	Walgreens (4)
Northlake Village I & II	2000	1988	141,685	95.0%	Kroger	CVS, Petco
Peartree Village	1997	1997	109,904	100.0%	Harris Teeter	Eckerd, Office Max
Other Tenneessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			624,450	97.4%

SOUTH CAROLINA

Charleston
Merchants Village (5)	1997	1997	79,724	100.0%	Publix	—
Queensborough (5)	1998	1993	82,333	100.0%	Publix	—
Columbia
Murray Landing	2002	2003	64,359	95.6%	Publix	—
North Pointe (5)	2004	1996	64,257	100.0%	Publix	—
Rosewood Shopping Center (5)	2001	2001	36,887	94.3%	Publix	—

Greenville
Fairview Market (5)	2004	1998	53,888	90.8%	Publix	—
Pelham Commons	2002	2003	76,541	87.4%	Publix	—
Poplar Springs (5)	2004	1995	64,038	98.2%	Publix	—

Subtotal/Weighted Average (SC)			522,027	96.0%

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,292	100.0%	Safeway	—
Palm Valley Marketplace (5)	2001	1999	107,647	100.0%	Safeway	—
Pima Crossing	1999	1996	239,438	100.0%	—	Bally Total Fitness, Chez Antiques, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
The Shops	2003	2000	35,710	92.1%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			496,087	99.4%

WISCONSIN
Cudahy Center Shopping Center (5)	2005	1972	103,254	82.7%	Pick ‘N’ Save	Walgreens
Whitnall Square Shopping Center (5)	2005	1989	133,301	98.8%	Pick ‘N’ Save	Harbor Freight Tools, Dollar Tree
Racine Centre Shopping Center (5)	2005	1988	135,827	99.1%	Piggly Wiggly	Office Depot, Factory Card Outlet, Dollar Tree

Subtotal/Weighted Average (WI)			372,382	94.4%

KENTUCKY
Silverlake (5)	1998	1988	99,352	95.3%	Kroger	—
Franklin Square (5)	1998	1988	203,318	94.4%	Kroger	Rite Aid, Chakeres Theatre, JC Penney, Office Depot

Subtotal/Weighted Average (KY)			302,670	94.7%

MINNESOTA
Colonial Square (5)	2005	1959	93,200	100.0%	Lund’s	—
Rockford Road Plaza (5)	2005	1991	205,897	96.0%	Rainbow Foods	Petsmart, Homegoods, TJ Maxx

Subtotal/Weighted Average (MN)			299,097	97.3%

MICHIGAN
Independence Square	2003	2004	89,083	95.1%	Kroger	—
Waterford Towne Center	1998	1998	96,101	92.9%	Kroger	—
Fenton Marketplace	1999	1999	97,224	98.6%	Farmer Jack	Michaels

Subtotal/Weighted Average (MI)			282,408	95.5%

ALABAMA
Southgate Village Shopping Ctr (5)	2001	1988	75,092	100.0%	Publix	Pet Supplies Plus
Trace Crossing	2001	2002	74,131	96.8%	Publix	—
Valleydale Village Shop Center (5)	2002	2003	118,466	67.7%	Publix	—

Subtotal/Weighted Average (AL)			267,689	84.8%

Property Name	Year Acquired	Year Constructed (1)	Gross Leaseable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
INDIANA
Greenwood Springs (3)	2004	2004	90,735	72.2%	Wal-Mart (4)	Gander Mountain
Willow Lake Shopping Center (5)	2005	1987	85,923	91.4%	Kroger (4)	Factory Card Outlet
Willow Lake West Shopping Center (5)	2005	2001	52,961	93.6%	Trader Joe’s	—

Subtotal/Weighted Average (IN)			229,619	84.3%

CONNECTICUT
Corbin’s Corner (5)	2005	1962	167,230	100.0%	Trader Joe’s	Toys “R” Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			167,230	100.0%

NEW JERSEY
Plaza Square (5)	2005	1990	103,842	100.0%	Shop Rite	—
Haddon Commons (5)	2005	1985	52,640	93.4%	Acme Markets	CVS

Subtotal/Weighted Average (NJ)			156,482	97.8%

NEW HAMPSHIRE
Amherst Street Village Center (3)	2004	2004	33,481	65.5%	—	Petsmart, Walgreens
Merrimack Shopping Center (3)	2004	2004	79,271	68.7%	Shaw’s	—

Subtotal/Weighted Average (NH)			112,752	67.8%

NEVADA
Athem Highland Shopping Center (3)	2004	2004	93,516	73.6%	Albertson’s	Sav-On Drugs
						—

Subtotal/Weighted Average (NV)			93,516	73.6%

DISTRICT OF COLUMBIA
Spring Valley Shopping Center (5)	2005	1930	16,834	100.0%	—	CVS

Subtotal/Weighted Average (DC)			16,834	100.0%

Total Weighted Average			46,243,139	91.3%

(1)	Or latest renovation.
(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 95.3% for Company shopping centers.
(3)	Property under development or redevelopment.
(4)	Tenant owns its own building.
(5)	Owned by a joint venture with outside investors in which RCLP or an affiliate is the general partner.
(6)	Dark Grocer

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for stockholder vote by Regency during the fourth quarter of 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the units of partnership interest in the Partnership (“Units”), and Units may be transferred only with the consent of the general partner as provided in the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). As of December 31, 2005 there were approximately 32 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series D Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership’s knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Regency directly or indirectly through a subsidiary holds 98% of the Common Units. Each outstanding Unit other than the Units held directly or indirectly by Regency and the Series D Preferred Units which are convertible into Regency preferred stock may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency’s election.

The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series D Preferred Units on each March 31, June 30, September 30 and December 31 in a distribution amount equal to 7.45% of the original capital contribution per Series D Preferred Units. Subject to the prior right of the holders of Series D Preferred Units to receive all distributions accumulated on such Units in full, at the time of each distribution to holders of common stock of Regency, distributions of Available Cash will then be made pro-rata to the holders of common Units, including Regency.

Regency’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. We currently have approximately 19,800 stockholders. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2005 and 2004.

	2005			2004
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$55.39	47.00	.55	46.73	38.90	.53
June 30	59.79	47.30	.55	47.35	34.52	.53
September 30	63.20	55.53	.55	47.70	41.98	.53
December 31	60.07	52.02	.55	55.40	46.03	.53

Regency intends to pay regular quarterly distributions to its common stockholders. Future distributions will be declared and paid at the discretion of Regency’s Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as Regency’s Board of Directors deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by Regency to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder’s common stock. In order to maintain Regency’s qualification as a REIT, Regency must make annual distributions to stockholders of at least

90% of our taxable income. Under certain circumstances, which we do not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintains the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables Regency’s stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

Under our loan agreement for our line of credit, distributions may not exceed 95% of Funds from Operations (“FFO”) based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition available on their website at www.nareit.com. Also, in the event of any monetary default, Regency may not make distributions to stockholders.

There were no sales of unregistered securities during the periods covered by this report other than a total of 236,224 shares issued during 2005 on a one-for-one basis for exchangeable common units of our operating partnership, Regency Centers, L.P., pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

(in thousands, except per unit data and number of properties)

The following table sets forth Selected Consolidated Financial Data for RCLP on a historical basis for the five years ended December 31, 2005. This information should be read in conjunction with the consolidated financial statements of RCLP (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and restated for discontinued operations.

	2005	2004	2003	2002	2001
Operating Data:
Revenues	$394,038	370,910	345,907	322,822	290,409
Operating expenses	213,517	203,206	181,329	161,492	151,233
Other expenses (income)	69,004	41,164	33,545	60,802	38,436
Minority interests	263	319	501	492	721
Income from continuing operations	111,254	126,221	130,532	100,036	100,019
Income from discontinued operations	62,782	32,514	33,127	46,760	36,677
Net income	174,036	158,735	163,659	146,796	136,696
Preferred unit distributions and original issuance costs	24,849	28,462	34,001	33,475	33,475
Net income for common unit holders	149,187	130,273	129,658	113,321	103,221

Income per common unit - diluted:
Income from continuing operations	$1.28	1.56	1.57	1.07	1.07
Net income for common unit holders	$2.23	2.08	2.12	1.84	1.69

Balance Sheet Data:
Real estate investments before accumulated depreciation	$3,775,433	3,332,671	3,166,346	3,094,071	3,156,831
Total assets	3,616,215	3,243,824	3,098,229	3,068,928	3,109,314
Total debt	1,613,942	1,493,090	1,452,777	1,333,524	1,396,721
Total liabilities	1,739,225	1,610,743	1,562,530	1,426,349	1,478,811
General partners’ capital	1,525,517	1,320,852	1,220,863	1,221,720	1,219,051

Other Information:
Distributions per unit	$2.20	2.12	2.08	2.04	2.00
Common units outstanding	69,218	64,297	61,227	61,512	60,645
Series A-F Preferred Units outstanding	500	1,040	2,290	4,640	4,640
Combined Basis gross leasable area (GLA)	46,243	33,816	30,348	29,483	29,089
Combined Basis number of properties owned	393	291	265	262	272
Ratio of earnings to fixed charges	2.1	2.2	1.8	1.4	1.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we hope to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. Regency owns, manages, leases, acquires, and develops our shopping centers through our operating partnership, Regency Centers, L.P. (“RCLP”), in which we currently own approximately 98% of the outstanding operating partnership units. Regency’s operating, investing and financing activities are generally performed by RCLP, its wholly owned subsidiaries and its joint ventures with third parties.

Currently, we operate and manage a real estate investment portfolio that totals $7.3 billion at cost before depreciation with 393 shopping centers in 27 states and the District of Columbia, including approximately $4.1 billion in real estate assets composed of 180 shopping centers owned by unconsolidated joint ventures in 23 states and the District of Columbia. Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At December 31, 2005, our gross leasable area (“GLA”) on a Combined Basis totaled 46.2 million square feet and was 91.3% leased. The portfolio contains 50.8 million square feet when anchored owned buildings are included. The GLA for the 213 Consolidated Properties totaled 24.4 million square feet and was 88.0% leased, including shopping centers under construction and partially pre-leased. The GLA for the Unconsolidated Properties totaled 21.8 million square feet and was 95.1% leased.

We earn revenues and generate operating cash flow by leasing space in our shopping centers to market-leading grocers, and major retail anchors, as well as specialty side-shop retailers, restaurants and outparcel tenants in our shopping centers. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering daily necessities and services. This high traffic generates increased sales, thereby driving higher occupancy, rental rates and rental-rate growth for RCLP, which we expect to sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for RCLP to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

We grow our shopping center portfolio through acquisitions and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors, and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process can require up to 36 months, or longer, from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

Regency intends to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it meets our stringent quality standards. Properties that do not measure up to our standards are sold in combination with non-core development sales. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy. We have no obligations or liabilities of the joint ventures beyond our ownership interest percentage.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery and discount (Target and Wal-Mart) anchored shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers such as Wal-Mart and industry consolidation could result in grocery store closings. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice such as the video rental format. A slowdown in the demand for new shopping centers could cause a corresponding reduction in our shopping center development program and likely reduce our future operating revenues and gains from development sales. We believe that the presence of our development teams in key markets and their excellent relationships with leading anchor tenants will enable us to sustain our development program.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	December 31, 2005	December 31, 2004
Number of Properties (a)	393	291
Number of Properties (b)	213	213
Number of Properties (c)	180	78

Properties in Development (a)	31	34
Properties in Development (b)	30	32
Properties in Development (c)	1	2

Gross Leaseable Area (a)	46,243,139	33,815,970
Gross Leaseable Area (b)	24,382,276	24,532,952
Gross Leaseable Area (c)	21,860,863	9,283,018

Percent Leased (a)	91.3%	92.7%
Percent Leased (b)	88.0%	91.2%
Percent Leased (c)	95.1%	96.7%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	December 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	70	8,855,638	19.2%	93.3%	51	6,527,802	19.3%	91.9%
Florida	51	5,912,994	12.8%	94.5%	50	5,970,898	17.7%	94.9%
Texas	38	5,029,590	10.9%	84.7%	32	3,968,940	11.7%	89.3%
Virginia	31	3,628,732	7.8%	95.0%	12	1,488,324	4.4%	91.1%
Georgia	33	2,850,662	6.2%	95.4%	36	3,383,495	10.0%	97.4%
Colorado	22	2,507,634	5.4%	84.3%	15	1,639,055	4.8%	98.0%
Maryland	21	2,435,783	5.3%	93.6%	2	326,638	1.0%	93.9%
Illinois	17	2,410,178	5.2%	95.9%	9	1,191,424	3.5%	98.0%
North Carolina	15	2,114,667	4.6%	91.7%	13	1,890,444	5.6%	94.2%
Ohio	16	2,045,260	4.4%	82.3%	14	1,876,013	5.5%	87.7%
Pennsylvania	13	1,665,005	3.6%	75.3%	2	225,697	0.7%	100.0%
Washington	12	1,334,337	2.9%	93.6%	11	1,098,752	3.2%	97.6%
Oregon	8	854,729	1.8%	97.1%	8	838,056	2.5%	95.5%
Delaware	5	654,687	1.4%	90.3%	2	240,418	0.7%	99.9%
Tennessee	6	624,450	1.4%	97.4%	7	697,034	2.1%	70.4%
South Carolina	8	522,027	1.1%	96.0%	8	522,109	1.5%	95.7%
Arizona	4	496,087	1.1%	99.4%	5	588,486	1.7%	93.1%
Wisconsin	3	372,382	0.8%	94.4%	—	—	—	—
Kentucky	2	302,670	0.7%	94.7%	2	302,670	0.9%	97.5%
Minnesota	2	299,097	0.6%	97.3%	—	—	—	—
Michigan	3	282,408	0.6%	95.5%	4	368,348	1.1%	93.4%
Alabama	3	267,689	0.6%	84.8%	4	324,044	1.0%	86.7%
Indiana	3	229,619	0.5%	84.3%	1	90,340	0.3%	69.2%
Connecticut	1	167,230	0.4%	100.0%	—	—	—	—
New Jersey	2	156,482	0.3%	97.8%	—	—	—	—
New Hampshire	2	112,752	0.2%	67.8%	2	138,488	0.4%	50.0%
Nevada	1	93,516	0.2%	73.6%	1	118,495	0.4%	45.5%
Dist. of Columbia	1	16,834	—	100.0%	—	—	—	—

Total	393	46,243,139	100.0%	91.3%	291	33,815,970	100.0%	92.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	December 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	45	5,319,464	21.8%	91.2%	44	5,479,470	22.3%	90.5%
Florida	35	4,185,221	17.2%	95.6%	38	4,684,299	19.1%	94.6%
Texas	30	3,890,913	16.0%	81.6%	29	3,652,338	14.9%	88.8%
Ohio	15	1,936,337	7.9%	81.5%	13	1,767,110	7.2%	87.1%
Georgia	16	1,410,412	5.8%	93.7%	17	1,656,297	6.8%	96.1%
Colorado	14	1,321,080	5.4%	73.4%	11	1,093,403	4.4%	97.6%
Virginia	9	973,744	4.0%	93.5%	8	925,491	3.8%	86.4%
North Carolina	9	970,506	4.0%	96.6%	9	970,508	3.9%	97.5%
Washington	7	717,319	2.9%	89.4%	9	747,440	3.0%	97.3%
Tennessee	6	624,450	2.6%	97.4%	6	633,034	2.6%	67.4%
Pennsylvania	3	573,410	2.3%	37.0%	2	225,697	0.9%	100.0%
Oregon	5	500,059	2.0%	97.4%	6	574,458	2.3%	96.1%
Illinois	3	415,011	1.7%	95.6%	3	415,011	1.7%	97.4%
Arizona	3	388,440	1.6%	99.3%	4	480,839	2.0%	91.6%
Michigan	3	282,408	1.1%	95.5%	4	368,348	1.5%	93.4%
Delaware	2	240,418	1.0%	97.8%	2	240,418	1.0%	99.9%
South Carolina	2	140,900	0.6%	91.2%	2	140,982	0.6%	85.7%
Maryland	1	121,050	0.5%	49.6%	—	—	—	—
New Hampshire	2	112,752	0.5%	67.8%	2	138,488	0.6%	50.0%
Nevada	1	93,516	0.4%	73.6%	1	118,495	0.5%	45.5%
Indiana	1	90,735	0.4%	72.2%	1	90,340	0.4%	69.2%
Alabama	1	74,131	0.3%	96.8%	2	130,486	0.5%	97.3%

Total	213	24,382,276	100.0%	88.0%	213	24,532,952	100.0%	91.2%

The Consolidated Properties are encumbered by notes payable of $ 250.6 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	December 31, 2005				December 31, 2004
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,536,174	16.2%	96.5%	7	1,048,332	11.3%	99.1%
Virginia	22	2,654,988	12.2%	95.6%	4	562,833	6.1%	98.9%
Maryland	20	2,314,733	10.6%	95.9%	2	326,638	3.5%	93.9%
Illinois	14	1,995,167	9.1%	95.9%	6	776,413	8.4%	98.3%
Florida	16	1,727,773	7.9%	91.7%	12	1,286,599	13.8%	96.1%
Georgia	17	1,440,250	6.6%	97.0%	19	1,727,198	18.6%	98.6%
Colorado	8	1,186,554	5.4%	96.3%	4	545,652	5.9%	98.7%
North Carolina	6	1,144,161	5.2%	87.6%	4	919,936	9.9%	90.7%
Texas	8	1,138,677	5.2%	95.4%	3	316,602	3.4%	94.6%
Pennsylvania	10	1,091,595	5.0%	95.5%	—	—	—	—
Washington	5	617,018	2.8%	98.4%	2	351,312	3.8%	98.1%
Delaware	3	414,269	1.9%	85.9%	—	—	—	—
South Carolina	6	381,127	1.7%	97.9%	6	381,127	4.1%	99.3%
Wisconsin	3	372,382	1.7%	94.4%	—	—	—	—
Oregon	3	354,670	1.6%	96.6%	2	263,598	2.8%	94.3%
Kentucky	2	302,670	1.4%	94.7%	2	302,670	3.3%	97.5%
Minnesota	2	299,097	1.4%	97.3%	—	—	—	—
Alabama	2	193,558	0.9%	80.2%	2	193,558	2.1%	79.6%
Connecticut	1	167,230	0.8%	100.0%	—	—	—	—
New Jersey	2	156,482	0.7%	97.8%	—	—	—	—
Indiana	2	138,884	0.6%	92.2%	—	—	—	—
Ohio	1	108,923	0.5%	97.6%	1	108,903	1.2%	96.1%
Arizona	1	107,647	0.5%	100.0%	1	107,647	1.1%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	—	—	—	—
Tennessee	—	—	—	—	1	64,000	0.7%	100.0%

Total	180	21,860,863	100.0%	95.1%	78	9,283,018	100.0%	96.7%

The following summarizes the four largest grocery tenants occupying our shopping centers at December 31, 2005:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	67	9.2%	6.6%
Safeway	71	6.2%	4.4%
Publix	61	5.8%	3.9%
Albertsons (c)	31	2.7%	2.0%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.
(c)	Albertson’s announced that it is selling the majority of its stores to Super Valu with the remainder being sold to a private investment consortium. Of the 31 stores noted above, we believe that 22 stores will be acquired by Super Valu, 9 stores will be acquired by the consortium, and all will continue to operate as either Super Valu or Albertsons, although its possible that certain stores could be closed. We will continue to monitor the progress of the sale.

Liquidity and Capital Resources

General

We expect that cash generated from revenues, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and dividends to stockholders. Net cash provided by operating activities was $208.2 million, $183.9 million and $180.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Operating cash flow increased 13.2% during 2005 primarily as a result of a 19.3% increase in net income as described below under Results of Operations. For the years ended December 31, 2005, 2004 and 2003, our gains from the sale of real estate were $76.7 million, $60.5 million and $65.9 million, the details of which are discussed below under Shopping Center Developments, Acquisitions and Sales. We incurred capital expenditures of $14.4 million, $11.7 million and $13.5 million to improve our shopping centers, we paid scheduled principal payments of $5.5 million, $5.7 million and $4.1 million to our lenders on mortgage loans, and we paid distributions of $170.1 million, $157.2 million and $157.9 million to our unit holders, respectively. The increase in distributions of 8.2% during 2005 was primarily related to a $200 million equity offering as described below under Equity Capital Transactions.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close the related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. On February 21, 2005, Winn-Dixie Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We currently lease three stores to Winn-Dixie, two of which are owned directly by us and one is owned in a joint venture. Our annualized base rent from Winn-Dixie including our share of the joint venture is $1.2 million. Winn-Dixie currently owes RCLP $34,750 in pre-petition rent related to common area expense reimbursements, and is current on all rent post-petition. We are not aware at this time of the current or pending bankruptcy of any of our other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

We expect to meet long-term capital requirements for redeemable preferred stock and units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt or our line of credit, and (v) equity raised in the private or public markets. At December 31, 2005, we had $123.6 million available for equity securities under our shelf registration and RCLP had $600.0 million available for debt under its shelf registration.

We intend to continue to grow our portfolio through new developments and acquisitions, either directly or through our joint venture relationships. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. Capital necessary to complete developments-in-process will be funded from our line of credit and our capital recycling program as previously described. We expect that cash provided by operating activities, proceeds from the sale of real estate, unused amounts available under our line of credit and cash reserves are adequate to meet short-term and committed long-term liquidity requirements.

Shopping Center Developments, Acquisitions and Sales

On a Consolidated Basis, we had 30 projects under construction or undergoing major renovations at December 31, 2005, which, when completed, will represent an investment of $778.9 million before the estimated reimbursement of certain tenant-related costs and projected sales proceeds from adjacent land and out-parcels of $81.9 million. We estimate that we will earn an average return on our investment on these projects of 9.7% upon completion. This average return on investment is approximately 50 to 75 basis points less than our experience in prior years and is the result of higher costs associated with the acquisition of land and construction. While the average return on investment has decreased from historical experience, the Partnership believes the return on a risk adjusted basis is very adequate because expected profit margins are well in excess of historic margins. Costs necessary to complete the current in process developments are estimated to be $475.7 million and will likely be expended through 2009. The costs to complete these developments will be funded from the Partnership’s unsecured line of credit, which had $338.0 million of available funding at December 31, 2005, and also from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above. Our expected total investment in new developments increased 16.7% at December 31, 2005. At December 31, 2004, we had 32 consolidated projects under construction representing an investment at completion of $682.5 million. Our estimated return on investment for the projects under construction at the end of 2004 was 10.2%. We expect to continue increasing our development pipeline in the future subject to the on-going demand for new retail space by our retail customers.

During 2005, the Partnership sold 100% of its interest in 14 properties for net proceeds of $175.2 million. The operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $19.4 million, $30.9 million and $40.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At December 31, 2005, we had investments in real estate partnerships of $545.6 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures, and our pro-rata share (see note below) at December 31, 2005 and 2004 (in thousands):

	2005	2004
Number of Joint Ventures	15	11
RCLP’s Ownership	20%-50%	20%-50%
Number of Properties	180	78

Combined Assets	$4,318,581	$1,439,617
Combined Liabilities	2,533,991	689,988
Combined Equity	1,784,590	749,629

RCLP’s Share of:
Assets	$1,383,069	$374,430
Liabilities	818,439	179,459

Note: Pro rata financial information is not and is not intended to be a presentation in accordance with generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its unconsolidated real estate partnership activities on the operations of the Partnership which include such items on a single line presentation under the equity method in the Partnership’s Consolidated financial statements.

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, these partnerships pay us fees for asset management, property management, and acquisition and disposition services. During the years ended December 31, 2005, 2004 and 2003, we received fees from these joint ventures of $26.8 million, $9.3 million and $5.6 million, respectively. Our investments in real estate partnerships as of December 31, 2005 and 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25.00%	$61,375	65,134
Macquarie CountryWide Direct (MCWR)	25.00%	7,433	8,001
Macquarie CountryWide-Regency II (MCWR II)	35.00%	363,563	—
Macquarie CountryWide-Regency III (MCWR III)	24.95%	606	—
Columbia Regency Retail Partners (Columbia)	20.00%	36,659	41,380
Cameron Village LLC (Columbia)	30.00%	21,633	21,612
Columbia Regency Partners II (Columbia)	20.00%	2,093	3,107
RegCal, LLC (RegCal)	25.00%	14,921	13,232
Other investments in real estate partnerships	50.00%	37,334	27,211

Total		$545,617	179,677

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of December 31, 2005, Columbia owned 16 shopping centers, had total assets of $465.5 million, and net income of $22.3 million for the year ended. Our share of Columbia’s total assets and net income was $105.7 million and

$4.2 million, respectively. Our share of Columbia represents 2.9% of our total assets and net income available for common unit holders, respectively. Columbia did not acquire any properties in 2005 and sold two shopping centers for $47.6 million to unrelated parties at a gain of $8.9 million. During 2004, Columbia acquired eight shopping centers from unrelated parties for a purchase price of $250.8 million. We contributed $31.9 million for our proportionate share of the purchase price. Columbia sold three shopping centers during 2004 for $74.0 million to unrelated parties at a gain of $10.0 million.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of December 31, 2005, RegCal owned seven shopping centers, had total assets of $146.8 million, and had net income of $2.0 million for the year ended. Our share of RegCal’s total assets and net income was $36.7 million and $609,316, respectively. Our share of RegCal represents less than 1% of our total assets and net income available for common stockholders, respectively. During 2005, RegCal acquired two shopping centers from an unrelated party for a purchase price of $20.0 million. We contributed $1.7 million for our proportionate share of the purchase price, which was net of loan financing assumed by RegCal. During 2004, RegCal acquired four shopping centers from us valued at $124.5 million, for which it assumed debt from us of $34.8 million and paid cash to us of $73.9 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR”), one in which we have an ownership interest of 35% (“MCWR II”), and one in which we have an ownership interest of 24.95% (“MCWR III) as of December 31, 2005. We reduced our ownership interest in MCWR II to 24.95% in January 2006 as described further below.

As of December 31, 2005, MCWR owned 51 shopping centers, had total assets of $738.8 million, and net income of $7.3 million for the year ended. Our share of MCWR’s total assets and net income was $184.8 million and $2.2 million, respectively. During 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. We contributed $4.5 million for our proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired two shopping centers from us valued at $31.9 million, for which we received cash of $25.7 million for MCW’s portion. MCWR sold four shopping centers during 2005 for $34.7 million to unrelated parties with a gain of $582,910. During 2004, MCWR acquired 23 shopping centers from unrelated parties for a purchase price of $274.5 million. We contributed $34.8 million for our proportionate share of the purchase price. In addition, MCWR acquired three shopping centers from us valued at $69.7 million, for which we received cash of $63.7 million for MCW’s portion. MCWR sold one shopping center during 2004 to an unrelated party for $12.8 million at a gain of $190,559.

On June 1, 2005, Macquarie CountryWide-Regency II, LLC (MCWR II) closed on the acquisition of 100 retail shopping centers (the “First Washington Portfolio”) totaling approximately 12.6 million square feet located throughout 17 states and the District of Columbia from a joint venture between CalPERS and an affiliate of First Washington Realty, Inc. (the “Sellers”) pursuant to a Purchase and Sale Agreement dated February 14, 2005. The total purchase price was approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II is owned 64.95% by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. Including its share of US Manager, RCLP’s effective ownership is 35% as of December 31, 2005 and is reflected as such in the accompanying consolidated financial statements. RCLP’s required equity investment in MCWR II was approximately $397 million and was paid in cash. The fair value of the consideration paid by MCW and RCLP was used as the valuation basis for the First Washington Portfolio. The costs of the assets acquired and liabilities assumed in conjunction with the First Washington Portfolio were revalued based on their respective fair values as of the effective date of the acquisition in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”).

Upon closing of the acquisition into the joint venture, MCWR II paid us acquisition, due diligence and capital restructuring fees totaling $21.2 million, of which we recognized $13.8 million as fee income. We only recognized fee income on that portion of the joint venture not owned by us and as a result, recorded $7.4 million of the fee as a reduction to our investment in MCWR II. We have the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007 if earned. We will also earn recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to us, the Seller agreed to provide property management services for up to two years on approximately 50% of the portfolio which will result in lower property management fee income to us during the transition period. During 2005, MCWR II sold one shopping center for $9.7 million to an unrelated party with a gain of $35,127. As of December 31, 2005, MCWR II owned 99 shopping centers, had total assets of $2.8 billion and a net loss of $32.3 million. Our share of MCWR II’s total assets and net loss was $995.0 million and $11.2 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, we expect that the joint venture will continue to report a net loss in future years, but should produce positive cash flow from operations.

As of December 31, 2005, MCWR III owned one shopping center, had total assets of $12.2 million, and a net loss of $46,921 for the year ended. Our share of MCWR III’s total assets and the net loss was $3.1 million and $11,707, respectively. The shopping center owned by MCWR III was acquired from us in December 2005 and we received cash of $4.1 million and a short-term notes receivable of $6.2 million.

Our investment in the four joint ventures with MCW totals $433.0 million and represents 12% of our total assets at December 31, 2005. Our pro-rata share of the assets and net loss of these ventures was $1.2 billion and $9.1 million, respectively, which represents 33.2% and 6.2% of our total assets and net income available for common unit holders, respectively. On January 13, 2006, we sold a portion of our investment in MCWR II to MCW for $113.2 million in cash and reduced our ownership interest in MCWR II from 35% to 24.95%. The proceeds from the sale were used to reduce the unsecured line of credit (the “Line”).

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia, RegCal, and the joint ventures with MCW intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from unrelated parties, we are required to contribute our pro-rata share of the purchase price to the partnerships.

On June 1, 2005, RCLP entered into a credit agreement that provided for a $275 million unsecured term loan maturing on March 1, 2006 (the “Bridge Loan”) which was fully repaid on August 1, 2005 using proceeds from the sale of common stock and the issuance of fixed rate debt described below. The Bridge Loan was used to provide partial financing necessary for RCLP’s 35% equity investment of $397 million in MCWR II which closed on June 1, 2005. Our remaining equity investment was funded from the line of credit. The interest rate was a floating rate of LIBOR plus 65 basis points, which was subject to adjustment based on the credit ratings assigned by RCLP’s rating agencies with interest only paid monthly.

On April 5, 2005, Regency entered into a forward stock purchase contract with an affiliate of Citigroup Global Markets Inc. (“Citigroup”) pursuant to which we agreed to issue 4.3 million of Regency’s common shares and Citigroup agreed to purchase the shares for $46.60 per share (the “Forward Sale Agreement”). On August 1, 2005, Regency completed the sale of 3.8 million shares to Citigroup and received proceeds of $175.5 million. The proceeds were used to redeem the Series E Preferred Units, reduce our line of credit and repay the balance of the Bridge Loan. On September 7, 2005, the remaining 530,000 shares under the Forward Sale Agreement were settled for $24.4 million and the net proceeds were used to redeem the Series F Preferred Units.

Shopping center acquisitions, sales and the net acquisitions or sales activities within our investments in real estate partnerships are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in investing activities was $484.8 million, $38.3 million and $49.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significant increase in net cash used in investing activities of $446.5 million was primarily related to our investment in MCWR II, and an increase in the number of projects under development as described previously.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our unsecured line of credit as described further below. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table excludes obligations for approximately $2.7 million related to environmental remediation as discussed below under Environmental Matters as the timing of the remediation is not currently known, and also excludes obligations related to construction contracts where payment is only due upon performance by the contractor. The following table summarizes our debt maturities including interest, (excluding recorded debt premiums that are not obligations), and obligations under non-cancelable operating leases as of December 31, 2005 including our pro-rata share of obligations within unconsolidated joint ventures (in thousands).

Contractual Obligations	2006	2007	2008	2009	2010	Beyond 5 years	Total
Notes Payable:
RCLP (1)	$132,462	352,874	110,145	139,630	257,361	1,201,496	2,193,968
RCLP’s share of JV	125,607	16,276	14,412	32,835	232,416	339,497	761,043

Operating Leases:
RCLP	2,916	1,868	1,388	1,160	938	3,508	11,778
RCLP’s share of JV	—	—	—	—	—	—	—

Ground Leases:
RCLP	190	190	190	190	199	2,616	3,575
RCLP’s share of JV	309	309	309	309	318	16,359	17,913

Total	$261,484	371,517	126,444	174,124	491,232	1,563,476	2,988,277

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

Outstanding debt at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$175,403	275,726
Variable rate mortgage loans	77,906	68,418
Fixed rate unsecured loans	1,198,633	948,946

Total notes payable	1,451,942	1,293,090
Unsecured line of credit	162,000	200,000

Total	$1,613,942	1,493,090

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 90 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.61%.

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on December 31, 2005 was $162.0 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 5.125% and 3.1875% at December 31, 2005 and 2004, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

On February 15, 2005, we executed a commitment letter related to the Line which temporarily modified certain Line covenants related to our borrowing capacity and leverage in conjunction with the $275 million Bridge Loan as part of the First Washington Portfolio acquisition. The Bridge Loan was fully repaid on August 1, 2005.

The combined borrowings under the Line of $122 million and the $275 million Bridge Loan provided the funding of our $397 million equity investment in MCWR II. On July 18, 2005, we issued $350 million of unsecured notes, the proceeds of which were used to reduce the Bridge Loan by $180 million to $95 million and reduce the Line by approximately $170 million. The notes bear interest at 5.25% and mature August 1, 2015. On August 1, 2005, we received proceeds of approximately $175.5 million from the sale of common shares, as further described below, which were used to repay the Bridge Loan in full, further reduce the balance of the Line and redeem the Series E Preferred Units.

As of December 31, 2005, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2006	4,065	28,043	32,108
2007 (includes the Line)	3,577	256,401	259,978
2008	3,429	19,617	23,046
2009	3,436	53,088	56,524
2010	3,281	177,188	180,469
Beyond 5 Years	11,978	1,047,167	1,059,145
Unamortized debt premiums	—	2,672	2,672

Total	$29,766	1,584,176	1,613,942

Our investments in real estate partnerships had notes and mortgage loans payable of $2.4 billion at December 31, 2005, which mature through 2028. Our proportionate share of these loans was $764.2 million, of which 82.6% had average fixed interest rates of 5.08% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 75 to 100 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On April 1, 2005, we entered into three forward-starting interest rate swaps of approximately $65.6 million each, with fixed rates of 5.029%, 5.05% and 5.05%. We designated the $196.7 million swaps as cash flow hedges to fix the rate on unsecured notes issued during July 2005, the proceeds of which were used to reduce the Line. As described above, we issued $350 million of unsecured notes priced to yield 5.25%. On July 13, 2005, we settled the swaps with a payment to the counter-parties for $7.3 million, which is recorded in other comprehensive loss in our consolidated balance sheets and statements of changes in partners’ capital and comprehensive income (loss). The swap settlement is being amortized to interest expense as interest is incurred on the $350 million of ten-year unsecured notes sold July 18, 2005. The effective interest rate on the notes including the amortization of the swap settlement amount is 5.48%.

At December 31, 2005, 85.1% of our total debt had fixed interest rates, compared with 82.0% at December 31, 2004. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. At December 31, 2005, our variable rate debt represented 14.9% of our total debt. Based upon the variable interest-rate debt outstanding at December 31, 2005, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.4 million.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure. The following describes our equity capital transactions during 2005.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which we used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At December 31, 2005 and 2004, the face value of total Preferred Units issued was $50 million and $104 million, respectively with a weighted average fixed distribution rate of 7.45% and 8.13%, respectively. As of December 31, 2005, only Series D Preferred Units remained outstanding. These Units may be called by us in 2009, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend of 7.45%. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed when they are redeemed in the future.

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

Preferred Units of General Partner and Regency Preferred Stock

At December 31, 2005 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. On August 2, 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share, the proceeds of which were used to reduce the balance of the Line. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, Regency entered into the Forward Sale Agreement to sell 4,312,500 shares of its common stock at $46.60 per share to Citigroup in connection with the acquisition of the First Washington Portfolio described above. On August 1, 2005, Regency completed the sale of 3,782,500 shares and received proceeds of approximately $175.5 million. On September 7, 2005, Regency completed the sale of the remaining 530,000 shares and received proceeds of approximately $24.4 million. The proceeds were used to redeem the Series E and F Preferred Units, repay the Bridge Loan, and reduce the Line.

In summary, net cash provided by financing activities was $223.8 million for the year ended December 31, 2005 and net cash used in financing activities was $80.1 million and $158.2 million for the years ended December 31, 2004 and 2003, respectively. The significant increase in net cash provided by financing activities was primarily related to a net increase in outstanding debt of $120.9 million and the $200 million Forward Sale Agreement described above.

Critical Accounting Policies and Estimates

Knowledge about our accounting policies is necessary for a complete understanding of our financial results, and discussion and analysis of these results. The preparation of our financial statements requires that we make certain estimates that impact the balance of assets and liabilities at a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon, but not limited to, our judgments about historical results, current economic activity, and industry accounting standards. They are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness. However, the amounts we may ultimately realize could differ from such estimates.

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

Recognition of Gains from the Sales of Real Estate - We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have substantial continuing involvement with the property. Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest.

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

Investments in Real Estate Joint Ventures – In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the shopping centers held in the joint ventures in the same way that we conduct the business of our wholly-owned shopping centers; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures and the fees that we earn. We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

Income Tax Status - The prevailing assumption underlying the operation of our business is that Regency will continue to operate in order to qualify as a REIT, as defined under the Internal Revenue Code. We are required to meet certain income and asset tests on a periodic basis to ensure that we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Internal Revenue Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new partnerships created in 2005, and will be applicable to all partnerships beginning January 1, 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We have applied EITF Issue No. 04-5 to our joint ventures and concluded that it does not require the consolidation of additional entities.

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

In March 2005 the FASB issued FIN 47, Accounting for Asset Retirement Obligations (as amended). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are not currently aware of any asset retirement obligations beyond those currently recorded in the consolidated balance sheets which would have a material effect on our financial condition.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and generally, the approach is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values and pro-forma disclosure is no longer an alternative. Statement 123(R) is effective for fiscal years beginning after December 31, 2005, however we elected early adoption effective January 1, 2005. As permitted by Statement 123(R), we have applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

Prior to 2005, we followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“Statement 148”), which provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amended the disclosure requirements of Statement 123, to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, we previously followed the accounting guidelines pursuant to Opinion 25, for stock-based compensation and furnished the pro-forma disclosures as required under Statement 148. During 2004 and 2003, we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options.

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 has not had a material adverse impact on the Partnership’s financial position or results of operations.

Results from Operations

Comparison of the years ended December 31, 2005 to 2004

At December 31, 2005, on a Combined Basis, we were operating or developing 393 shopping centers, as compared to 291 shopping centers at the end of 2004. We identify our shopping centers as either development properties or stabilized properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At December 31, 2005, on a Combined Basis, we were developing 31 properties, as compared to 34 properties at the end of 2004.

Our revenues increased by $23.1 million, or 6%, to $394.0 million in 2005. As a result of MCWR II acquiring the First Washington Portfolio on June 1, 2005, we recorded $13.8 million in fees related to acquisition, due diligence and capital restructuring services that we provided to MCWR II. MCWR II paid us approximately $21.2 million for these services, however, as previously discussed, the amount recognized as fee income includes only that portion of fees paid by the venture not owned by us.

The increase in revenues was also related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates and revenues from new developments commencing operations in the current year. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect percentage rent based upon tenant sales. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2005, our minimum rent increased by $14.1 million, or 5%, and our recoveries from tenants increased $4.3 million, or 6%. Percentage rent was $4.4 million in 2005, compared with $3.8 million in 2004.

The equity in income of real estate partnerships declined $13.1 million to a loss of $2.9 million in 2005. The loss was a result of the significant amount of depreciation and amortization expense being recorded by MCWR II since the acquisition of the First Washington Portfolio on June 1, 2005. Excluding the depreciation and amortization, MCWR II produced positive cash flow from operations during the period.

Our operating expenses increased by $10.3 million, or 5%, to $213.5 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $3.7 million, or 4%, for the year ended December 31, 2005 to $92.3 million. This increase was primarily due to shopping center developments that recently began operating; and therefore, did not incur operating expenses for a full comparable 12 months in the previous year. During the 2005 hurricane season, we did not incur any significant damages to our shopping centers.

Our general and administrative expenses increased $7.5 million to $37.8 million during 2005. The increase is related to additional salary costs for new employees necessary to manage the First Washington Portfolio under a property management agreement with MCWR II and higher stock based compensation expenses associated with the early adoption of Statement 123(R), which requires the expensing of stock options. During 2005, we recorded compensation expense associated with Regency stock options of $1.4 million.

Our depreciation and amortization expense increased $4.3 million to $80.7 million in 2005 primarily related to new development properties placed in service in the current year that had no operations during the comparable prior year period.

Our net interest expense increased $7.7 million to $87.4 million in 2005 from $79.7 million in 2004 primarily related to the financing of our investment in MCWR II. On June 1, 2005 we borrowed $275 million on the Bridge Loan and $122 million on the Line to fund our investment. During July and August, we repaid the Bridge Loan and reduced the Line using a portion of the proceeds from the $200 million Forward Sale Agreement, a $75 million preferred stock offering and the issuance of $350 million of 5.48% fixed rate debt. Average interest rates on our outstanding debt increased to 6.34% at December 31, 2005 compared to 6.24% at December 31, 2004. Our weighted average outstanding debt at December 31, 2005 was $1.6 billion compared to $1.5 billion at December 31, 2004.

Gains from the sale of operating properties and properties in development during 2005 includes $8.7 million in gains from the sale of 26 out-parcels for proceeds of $29.0 million and $10.3 million in gains related to the sale of three development properties and one operating property. In 2004, the gains from the sale of operating and development properties included $18.9 million from the sale of 41 out-parcels for proceeds of $60.4 million and $20.5 million in gains from shopping centers sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During 2005 and 2004 we established provisions for loss of $550,000 and $810,000 respectively, to adjust operating properties to their estimated fair values.

Income from discontinued operations was $62.8 million in 2005 related to 14 properties sold to unrelated parties for net proceeds of $175.2 million and four properties classified as held-for-sale. Income from discontinued operations was $32.5 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 as well as 2004. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes totaling $3.6 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively.

Preferred units distributions declined $3.6 million to $24.8 million in 2005 as a result of redemptions of preferred units offset by the issuance of Series 4 and 5 preferred units.

Net income for common unit holders increased $18.9 million to $149.2 million in 2005 as compared with $130.3 million in 2004. Diluted earnings per unit were $2.23 in 2005, compared with $2.08 in 2004, or 7% higher, a result of the increase in net income and an increase in weighted average common units associated with Regency’s Forward Sale Agreement discussed above.

Comparison of the years ended December 31, 2004 to 2003

At December 31, 2004, on a Combined Basis, we were operating or developing 291 shopping centers, as compared to 265 shopping centers at the end of 2003, and we were developing 34 properties at the end of 2004, as compared to 36 properties at the end of 2003.

Our revenues increased by $25.0 million, or 7%, to $370.9 million in 2004. This increase was related to changes in occupancy in the portfolio of stabilized and development properties, growth in re-leasing rental rates, shopping centers acquired during 2004, and revenues from new developments commencing operations in 2004. In 2004, our minimum rent increased by $18.2 million, or 7%, and our recoveries from tenants increased $4.2 million, or 6%. Percentage rent was $3.8 million in 2004, compared with $4.3 million in 2003. The reduction was primarily related to renewing anchor tenant leases with minimum rent increases, which had a corresponding reduction to percentage rent.

Our operating expenses increased by $21.9 million, or 12%, to $203.2 million in 2004 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $5.0 million, or 6%, during 2004 to $88.6 million. This increase was primarily due to shopping centers acquired in 2004, new developments that only recently began operating and therefore incurred operating expenses for only a portion of the previous year, normal increases in operating expenses on the stabilized properties and the cost to repair our shopping centers impacted by hurricanes during 2004. During 2004, three hurricanes affected 42 of our shopping centers in Florida and our repair costs related to the hurricanes were approximately $1 million.

Our general and administrative expenses were $30.3 million during 2004, compared with $24.2 million in 2003, or 25% higher, related to an increase in the total number of employees necessary to properly manage our real estate portfolio and costs related to implementing new regulations for public companies imposed by the Sarbanes-Oxley Act.

Our depreciation and amortization expense increased $7.8 million during 2004 primarily related to shopping centers acquired during the year and new development properties placed in service during 2004.

Our net interest expense decreased to $79.7 million in 2004 from $82.3 million in 2003. Average interest rates on our outstanding debt declined to 6.24% at December 31, 2004, compared with 6.49% at December 31, 2003. The reduction was primarily related to reducing the interest rate spread on the Line and issuing $150 million of 4.95% Notes in April 2004, the proceeds of which were used to repay maturing Notes that had fixed rates of 7.4%. Our weighted average outstanding debt during 2004 was $1.5 billion, compared with $1.4 billion in 2003.

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

Income from discontinued operations was $32.5 million in 2004 as compared to $33.1 million in 2003. Discontinued operations pertain to properties either held-for-sale or properties sold to third parties that had operations during the period. Our income from discontinued operations is shown net of income taxes totaling $2.3 million and $560,402 for the years ended December 31, 2004 and 2003, respectively.

Preferred unit distributions declined $5.5 million to $28.5 million in 2004 as a result of redemptions in 2004 and 2003.

Net income for common unit holders was $130.3 million in 2004, compared with $129.7 million in 2003 or a .5% increase for the reasons described above. Diluted earnings per unit were $2.08 in 2004, compared with $2.12 in 2003, or 2% lower. Although net income for common unit holders increased $615,000 during 2004, the increase was diluted as a result of an increase in weighted average common units associated with the $67 million common stock offering completed by Regency in August 2004.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $2.7 million. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on RCLP’s financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on the Line and the refinancing of long-term debt, which currently contain fixed interest rates. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We have no plans to enter into derivative or interest-rate transactions for speculative purposes.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2005, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$25,140	27,040	23,046	56,524	180,469	1,059,145	1,371,364	1,400,148
Average interest rate for all fixed rate debt	6.68%	6.65%	6.65%	6.59%	6.29%	5.79%

Variable rate LIBOR debt	$6,968	232,938	—	—	—	—	239,906	239,906
Average interest rate for all variable rate debt	4.12%	4.12%	—	—	—	—

As the table incorporates only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of Regency’s, (our General Partner), management, including its chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer, chief operating officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2005 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting as stated in their report which is included herein.

RCLP’s system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no mater how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

Code of Ethics. We have adopted a code of ethics applicable to Regency’s Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at “www.regencycenters.com.” We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11. Executive Compensation

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Regency securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Regency securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,024,900	$45.88		(2)
Equity compensation plans not approved by security holders	N/A	N/A	7,388

Total	2,024,900	$45.88	7,388

(1)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(2)	Our Long Term Omnibus Plan, as amended and approved by stockholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 1.4 million shares were available at December 31, 2005 for future issuance.

Our Stock Grant Plan for non-key employees, while terminated in January 2006, was the only equity compensation plan in effect at year end 2005 that Regency’s stockholders had not approved. This Plan provides for the award of a stock bonus of a specified value to each non-key employee on the 1st anniversary date and every 5th anniversary date of their employment. For example, each non-manager employee received $500 in shares at the specified anniversary dates based on the average fair market value of Regency’s common stock for the most recent quarter prior to the anniversary date. A total of 30,000 shares of common stock were reserved for issuance under this Plan, of which 7,388 shares were available at December 31, 2005 for future issuance. In January 2006, we amended our Long-Term Omnibus Plan to allow similar anniversary stock bonuses to employees who are not otherwise eligible to receive awards under that Plan.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers, L.P. 2005 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

(b)	Exhibits:

3.	Articles of Incorporation and Bylaws

(a)	Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(ii) to Regency Centers, L.P.’s Form 10-K filed March 15, 2004).

(b)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(l) of Regency Centers Corporation’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units, effective as of July 28, 2005 (incorporated by reference to Exhibit 3.3 to Regency Centers Corporation Form 8-K filed August 1, 2005).

4.	(a) See Exhibit 3(b) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

(c)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

(d)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

(e)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by referenced to Exhibit 4.1 of Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

10.	Material Contracts

(a)	Credit Agreement dated as of March 26, 2004 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 10-Q filed May 10, 2004).

(i)	First Amendment dated as of March 28, 2005 to Amended and Restated Credit Agreement by and among Regency Centers, L.P., as Borrower, Regency Centers Corporation, each of the Lenders signatory thereto, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 8-K filed April 1, 2005).

(b)	Credit Agreement dated as of June 1, 2005 by and among Regency Centers, L.P., Regency Centers Corporation, each of the Lenders signatory thereto, and Wells Fargo Bank, National Association as

Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q of Regency Centers Corporation filed August 8, 2005).

(c)	Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q of Regency Centers Corporation filed August 8, 2005).

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Rule 15d-14 Certification of Chief Executive Officer.

31.2	Rule 15d-14 Certification of Chief Financial Officer.

31.3	Rule 15d-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGENCY CENTERS, L.P.

	By:	REGENCY CENTERS CORPORATION General Partner

March 9, 2006	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2006	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

March 9, 2006	/s/ Mary Lou Fiala
Mary Lou Fiala, President, Chief Operating Officer and Director

March 9, 2006	/s/ Bruce M. Johnson
Bruce M. Johnson, Managing Director, Chief Financial Officer (Principal Financial Officer) and Director

March 9, 2006	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)

March 9, 2006	/s/ Raymond L. Bank
Raymond L. Bank, Director

March 9, 2006	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

March 9, 2006	/s/ A. R. Carpenter
A. R. Carpenter, Director

March 9, 2006	/s/ J. Dix Druce
J. Dix Druce, Director

SIGNATURES

(continued)

March 9, 2006	/s/ Douglas S. Luke
Douglas S. Luke, Director

March 9, 2006	/s/ John C. Schweitzer
John C. Schweitzer, Director

March 9, 2006	/s/ Thomas G. Wattles
Thomas G. Wattles, Director

March 9, 2006	/s/ Terry N. Worrell
Terry N. Worrell, Director

Regency Centers, L.P.

All other schedules are omitted because they are not applicable or because information required therein is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the Board of Directors of

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

March 9, 2006

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the Board of Directors of

Regency Centers Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Regency Centers, L.P. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Regency Centers, L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and related financial statement schedule and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Jacksonville, Florida

March 9, 2006

Certified Public Accountants

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except unit data)

	2005	2004
Assets
Real estate investments at cost (notes 2, 4 and 12):
Land	$853,275	806,207
Buildings and improvements	1,926,297	1,915,655

	2,779,572	2,721,862
Less: accumulated depreciation	380,613	338,609

	2,398,959	2,383,253
Properties in development	413,677	426,216
Operating properties held for sale	36,567	4,916
Investments in real estate partnerships (note 4)	545,617	179,677

Net real estate investments	3,394,820	2,994,062

Cash and cash equivalents	42,458	95,320
Notes receivable (note 5)	46,473	25,646
Tenant receivables, net of allowance for uncollectible accounts of $3,849 and $3,393 at December 31, 2005 and 2004, respectively	56,878	60,911
Deferred costs, less accumulated amortization of $31,846 and $25,735 at December 31, 2005 and 2004, respectively	41,657	41,002
Acquired lease intangible assets, less accumulated amortization of $6,593 and $2,602 at December 31, 2005 and 2004, respectively (note 6)	10,182	14,172
Other assets	23,747	12,711

	$3,616,215	3,243,824

Liabilities and Partners’ Capital
Liabilities:
Notes payable (note 7)	1,451,942	1,293,090
Unsecured line of credit (note 7)	162,000	200,000
Accounts payable and other liabilities	110,800	102,443
Acquired lease intangible liabilities, net (note 6)	4,207	5,161
Tenants’ security and escrow deposits	10,276	10,049

Total liabilities	1,739,225	1,610,743

Limited partners’ interest in consolidated partnerships	11,088	1,827

Partners’ Capital (notes 8, 9, 10 and 11):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2005 and 2004	49,158	49,158
Series E preferred units, par value $100: 700,000 units issued, 300,000 units outstanding at December 31, 2004	—	29,238
Series F preferred units, par value $100: 240,000 units issued and outstanding at December 31, 2004	—	23,366
Preferred units of general partner, $.01 par value per unit, 30,000,000 units authorized; 3,000,000 and 800,000 units issued and outstanding at December 31, 2005 with liquidation preferences of $25 and $250 per unit, respectively; 800,000 units issued and outstanding at December 31, 2004, liquidation preference of $250	275,000	200,000
General partner; 67,966,343 and 62,808,979 units outstanding at December 31, 2005 and 2004, respectively	1,525,517	1,320,852
Limited partners; 1,252,140 and 1,488,364 units outstanding at December 31, 2005 and 2004, respectively	27,919	30,775
Restricted stock deferred compensation	—	(16,844)
Accumulated other comprehensive loss	(11,692)	(5,291)

Total partners’ capital	1,865,902	1,631,254

Commitments and contingencies (notes 12 and 13)
	$3,616,215	3,243,824

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

(in thousands, except per unit data)

	2005	2004	2003
Revenues:
Minimum rent (note 12)	$283,626	269,553	251,384
Percentage rent	4,353	3,819	4,342
Recoveries from tenants	80,948	76,681	72,486
Management, acquisition and other fees	28,019	10,663	6,419
Equity in (loss) income of investments in real estate partnerships	(2,908)	10,194	11,276

Total revenues	394,038	370,910	345,907

Operating expenses:
Depreciation and amortization	80,653	76,309	68,519
Operating and maintenance	51,709	50,361	47,963
General and administrative	37,815	30,282	24,229
Real estate taxes	40,582	38,211	35,625
Other expenses	2,758	8,043	4,993

Total operating expenses	213,517	203,206	181,329

Other expense (income)
Interest expense, net of interest income of $2,361, $3,125 and $2,357 in 2005, 2004 and 2003, respectively	87,424	79,741	82,262
Gain on sale of operating properties and properties in development	(18,970)	(39,387)	(48,717)
Provision for loss on operating properties	550	810	—

Total other expense (income)	69,004	41,164	33,545

Income before minority interests	111,517	126,540	131,033

Minority interest of limited partners	(263)	(319)	(501)

Income from continuing operations	111,254	126,221	130,532

Discontinued operations:
Operating income from discontinued operations	8,501	13,294	16,773
Gain on sale of operating properties and properties in development	54,281	19,220	16,354

Income from discontinued operations	62,782	32,514	33,127

Net income	174,036	158,735	163,659

Preferred unit distributions	(24,849)	(28,462)	(34,001)

Net income for common unit holders	$149,187	130,273	129,658

Income per common unit - basic (note 11):
Continuing operations	$1.29	1.56	1.58
Discontinued operations	0.96	0.52	0.55

Net income for common unit holders per unit	$2.25	2.08	2.13

Income per common unit - diluted (note 11):
Continuing operations	$1.28	1.56	1.57
Discontinued operations	0.95	0.52	0.55

Net income for common unit holders per unit	$2.23	2.08	2.12

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partner	Restricted Stock Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2002	$375,404	1,233,476	30,630	(11,756)	—	1,627,754
Comprehensive income:
Net income	29,826	130,789	3,044	—	—	163,659
Change in fair value of derivative instruments	—	—	—	—	175	175

Total comprehensive income	—	—	—	—	—	163,834
Redemption of preferred units	(151,878)	—	—	—	—	(151,878)
Cash distributions to partners	—	(124,878)	(2,901)	—	—	(127,779)
Preferred unit distribution	(29,826)	(4,175)	—	—	—	(34,001)
Purchase of Regency stock and corresponding units	—	(150,502)	—	—	—	(150,502)
Units converted for cash	—	—	(1,794)	—	—	(1,794)
Series 3 Preferred units issued	—	75,000	—	—	—	75,000
Regency Restricted Stock issued	—	10,668	—	(10,668)	—	—
Amortization of restricted stock deferred compensation	—	—	—	7,364	—	7,364
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	123,050	—	—	—	123,050
Common Units exchanged for common stock of Regency	—	3,616	(3,616)	—	—	—
Reallocation of limited partners’ interest	—	(1,181)	1,181	—	—	—

Balance at December 31, 2003	$223,526	1,295,863	26,544	(15,060)	175	1,531,048
Comprehensive income (note 8):
Net income	19,829	136,327	2,579	—	—	158,735
Loss on settlement of derivative instruments	—	—	—	—	(5,895)	(5,895)
Amortization of loss on derivative instruments	—	—	—	—	429	429

Total comprehensive income	—	—	—	—	—	153,269
Redemption of preferred units	(121,764)	—	—	—	—	(121,764)
Cash distributions to partners	—	(129,470)	(2,508)	—	—	(131,978)
Preferred unit distribution	(19,829)	(8,633)	—	—	—	(28,462)
Units converted for cash	—	—	(20,402)	—	—	(20,402)
Series 4 Preferred units issued (note 9)	—	125,000	—	—	—	125,000
Regency Restricted Stock issued	—	11,938	—	(11,938)	—	—
Amortization of restricted stock deferred compensation (note 10)	—	—	—	10,154	—	10,154
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	75,989	—	—	—	75,989
Common Units exchanged for common stock of Regency	—	7,154	(7,154)	—	—	—
Units issued for acquisition of real estate	—	—	38,400	—	—	38,400
Reallocation of limited partners’ interest	—	6,684	(6,684)	—	—	—

Balance at December 31, 2004	$101,762	1,520,852	30,775	(16,844)	(5,291)	1,631,254
Comprehensive income (note 8):
Net income	8,105	162,647	3,284	—	—	174,036
Loss on settlement of derivative instruments	—	—	—	—	(7,310)	(7,310)
Amortization of loss on derivative instruments	—	—	—	—	909	909

Total comprehensive income	—	—	—	—	—	167,635
Redemption of preferred units	(52,604)	—	—	—	—	(52,604)
Cash distributions to partners	—	(143,755)	(2,917)	—	—	(146,672)
Preferred unit distribution	(8,105)	(16,744)	—	—	—	(24,849)
Series 5 Preferred units issued (note 9)	—	75,000	—	—	—	75,000
Reclassification of unearned deferred compensation upon adoption of FAS 123(R) (note 10)	—	(16,844)	—	16,844	—	—
Regency Restricted Stock issued, net of amortization (note 10)	—	16,955	—	—	—	16,955
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	199,183	—	—	—	199,183
Common Units exchanged for common stock of Regency	—	6,386	(6,386)	—	—	—
Reallocation of limited partners’ interest	—	(3,163)	3,163	—	—	—

Balance at December 31, 2005	$49,158	1,800,517	27,919	—	(11,692)	1,865,902

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$174,036	158,735	163,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,495	81,936	75,023
Deferred loan cost and debt premium amortization	2,740	1,739	1,099
Stock based compensation	17,315	14,432	11,327
Minority interest of limited partners	263	319	501
Equity in loss (income) of investments in real estate partnerships	2,908	(10,194)	(11,276)
Net gain on sale of properties	(76,664)	(60,539)	(65,877)
Provision for loss on operating properties	550	810	1,969
Distributions from operations of investments in real estate partnerships	28,661	13,342	8,341
Hedge settlement	(7,310)	(5,720)	—
Changes in assets and liabilities:
Tenant receivables	(1,186)	(5,849)	(6,590)
Deferred leasing costs	(6,829)	(6,199)	(11,021)
Other assets	(13,426)	1,449	1,245
Accounts payable and other liabilities	3,374	(574)	11,735
Tenants’ security and escrow deposits	228	214	510

Net cash provided by operating activities	208,155	183,901	180,645

Cash flows from investing activities:
Acquisition of operating real estate	—	(60,358)	(86,780)
Development of real estate including land acquired	(326,662)	(340,217)	(328,920)
Proceeds from sale of real estate investments	237,135	317,178	237,033
(Issuance) repayment of notes receivable, net	(8,456)	64,009	117,643
Investments in real estate partnerships	(417,713)	(66,299)	(14,881)
Distributions received from investments in real estate partnerships	30,918	47,369	26,902

Net cash used in investing activities	(484,778)	(38,318)	(49,003)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common Stock issued by Regency	205,601	81,662	127,428
Repurchase of Regency stock and corresponding Common Units	—	—	(150,502)
Redemption of preferred units	(54,000)	(125,000)	(155,750)
Cash paid for conversion of Common Units by limited partner	—	(20,402)	(1,794)
(Distributions) contributions from limited partners in consolidated partnerships	(50)	373	(10,676)
Distributions to preferred unit holders	(23,453)	(25,226)	(30,129)
Cash distributions to partners	(146,673)	(131,979)	(127,778)
Net proceeds from issuance of preferred units	72,716	120,712	72,295
Repayment of fixed rate unsecured notes	(100,000)	(200,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	349,505	148,646	—
(Repayment) proceeds from unsecured line of credit, net	(38,000)	5,000	115,000
Proceeds from notes payable	10,000	84,223	30,822
Repayment of notes payable	(43,169)	(8,176)	(22,840)
Scheduled principal payments	(5,499)	(5,711)	(4,099)
Deferred loan costs	(3,217)	(4,254)	(197)

Net cash provided by (used) in financing activities	223,761	(80,132)	(158,220)

Net (decrease) increase in cash and cash equivalents	(52,862)	65,451	(26,578)
Cash and cash equivalents at beginning of the year	95,320	29,869	56,447

Cash and cash equivalents at end of the year	$42,458	95,320	29,869

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $12,400, $11,228, and $13,106 in 2005, 2004 and 2003, respectively)	$84,839	85,416	84,531

Supplemental disclosure of non-cash transactions:
Mortgage debt assumed by purchaser on sale of real estate	$—	44,684	13,557

Regency common stock issued for partnership units exchanged	$6,386	7,154	3,616

Mortgage loans assumed for the acquisition of real estate	$—	61,717	15,342

Real estate contributed as investments in real estate partnerships	$10,715	31,312	24,100

Exchangeable operating partnership units issued for the acquisition of real estate	$—	38,400	—

Notes receivable taken in connection with sales of operating properties, properties in development and out parcels	$12,370	3,255	131,794

Change in fair value of derivative instrument	$—	—	175

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 98% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than its investment in the Partnership. At December 31, 2005, the Partnership directly owned 213 retail shopping centers and held partial interests in 180 retail shopping centers through investments in joint ventures.

Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, and joint ventures in which the Partnership has a majority ownership or controlling interest. The equity interests of third parties held in the Partnership or its majority owned joint ventures are included in the consolidated financial statements as preferred units, exchangeable operating partnership units or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Ownership of the Company

Regency has a single class of common stock outstanding and three series of preferred stock outstanding (Series 3, 4, and 5). The dividends on the Series 3, 4, and 5 preferred stock are cumulative and payable in arrears on or before the last day of each calendar quarter. The Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Preferred Units”) in the Partnership that entitle the Company to income and distributions from the Partnership in amounts equal to the dividends paid on the Company’s Series 3, 4, and 5 preferred stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited partnership Units, and four classes of preferred units (Series 3, 4, 5, and D Preferred Units). At December 31, 2005 the Company owned approximately 98% or 67,966,343 Partnership Units of the total 69,218,483 Partnership Units outstanding. Each outstanding Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units are owned by the Company and are eliminated in consolidation. The Series D Preferred Units are owned by institutional investors.

(b)	Revenues

The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. As part of the leasing process, the Partnership may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Partnership is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements. Accrued rents are included in tenant receivables.

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

December 31, 2005

(c)	Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheets. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At December 31, 2005 and 2004, the Partnership had capitalized pre-development costs of $12.2 million and $10.5 million, respectively.

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

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

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

The Partnership follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property as held–for-sale when it determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale and management is reasonably certain that a sale will be consummated. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period. The operations of properties held-for-sale are reclassified into discontinued operations for all periods presented.

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

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During 2005, 2004 and 2003 the Partnership recorded a provision for loss of approximately $550,000, $810,000, and $2.0 million based upon the criteria described above. The provision for loss on properties subsequently sold to third parties is included as part of discontinued operations.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

(d)	Income Taxes

The Partnership’s taxable income and loss is reported by its partners, of which the Company as general partner and 98% owner, is allocated its proportionate share of tax attributes. The Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

The net book basis of real estate assets exceeds the tax basis by approximately $131.3 million and $103.9 million at December 31, 2005 and 2004, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

The following summarizes the tax status of Regency’s dividends paid during the respective years:

	2005	2004	2003
Dividend per share	$2.20	2.12	2.08
Ordinary income	79.00%	82.00%	74.04%
Capital gain	11.00%	6.00%	.49%
Return of capital	—	3.00%	12.84%
Unrecaptured Section
1250 gain	10.00%	9.00%	7.16%
Post-May 5 gain	—	—	5.47%

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following for the years ended December 31, 2005, 2004 and 2003 which is included in either other expenses or discontinued operations on the consolidated statements of operations (in thousands):

	2005	2004	2003
Income tax expense
Current	$4,980	10,730	4,179
Deferred	(891)	(1,978)	(1,230)

Total income tax expense	$4,089	8,752	2,949

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

(d)	Income Taxes (continued)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income for the year ended December 31, 2005 and 34% for December 31, 2004 and 2003, respectively as follows (in thousands):

	2005	2004	2003
Computed expected tax expense	$3,304	5,759	3,539
Increase in income taxes resulting from state taxes	368	913	308
All other items	417	2,080	(898)

Total income tax expense	$4,089	8,752	2,949

RRG had net deferred tax assets of $11.2 million and $10.3 million at December 31, 2005 and 2004, respectively. The majority of the deferred tax assets relate to deferred interest expense and tax costs capitalized on projects under development. No valuation allowance was provided and the Partnership believes it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

(e)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $30.6 million and $30.8 million at December 31, 2005 and 2004, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $11.1 million and $10.2 million at December 31, 2005 and 2004, respectively.

(f)	Earnings per Unit and Treasury Stock

Basic net income per common unit is computed based upon the weighted average number of common units outstanding during the period. Diluted net income per common unit also includes common unit equivalents for stock options and restricted stock, if dilutive. See note 11 for the calculation of earnings per unit (“EPU”).

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

December 31, 2005

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

Regency grants stock-based compensation to its employees, all of which are employed by the Partnership. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership including stock options. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other stock-based awards granted under Regency’s Long-Term Omnibus Plan. Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and generally, the approach is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values and pro-forma disclosure is no longer an alternative. Statement 123(R) is effective for fiscal years beginning after December 31, 2005, however the Partnership elected early adoption effective January 1, 2005. As permitted by Statement 123(R), the Partnership has applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

Prior to 2005, the Partnership followed the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“Statement 148”), which provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amended the disclosure requirements of Statement 123, to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under Statement 123 and Statement 148, the Partnership previously followed the accounting guidelines pursuant to Opinion 25, for stock-based compensation and furnished the pro-forma disclosures as required under Statement 148. During 2004 and 2003, the Partnership accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options. Had the Partnership adopted Statement 123(R) in 2004 and 2003, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per unit as further described in Note 10.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

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

December 31, 2005

(l)	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”). Statement 150 affects the accounting for certain financial instruments, which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. Although Statement 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatory redeemable financial instruments that become subject to Statement 150 solely as a result of consolidation, including minority interests of entities with specified termination dates. As a result, Statement 150 had no impact on the Partnership’s consolidated statements of operations for the periods ended December 31, 2005, 2004 and 2003.

At December 31, 2005, the Partnership held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $7.2 million at December 31, 2005 as compared to their carrying value of $1.1 million. The Partnership has no other financial instruments that are affected by Statement 150.

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

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Partnership for new partnerships created in 2005, and will be applicable to all partnerships beginning January 1, 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Partnership has applied EITF Issue No. 04-5 to its joint ventures and concluded that it does not require consolidation of additional entities.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

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

In March 2005 the FASB issued FIN 47, Accounting for Asset Retirement Obligations (as amended). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Partnership is not currently aware of any asset retirement obligations beyond those currently recorded in the consolidated balance sheets which would have a material effect on its financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets”, an amendment of APB Opinion No 29 (“Statement 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 has not had a material adverse impact on the Partnership’s financial position or results of operations.

(n)	Reclassifications

Certain reclassifications have been made to the 2004 and 2003 amounts to conform to classifications adopted in 2005.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

2.	Real Estate Investments

During 2005, the Partnership’s acquisition activity was through its joint ventures discussed further in Note 4. During 2004, the Partnership acquired five operating properties from third parties for $164.4 million. The purchase price included the assumption of $61.7 million in debt, the issuance of 920,562 exchangeable operating partnership units valued at $38.4 million, and cash. In accordance with Statement 141, acquired lease intangible assets of $6.3 million for in-place leases were recorded for the acquisitions in 2004. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition, and neither was considered significant to the Partnership’s operations in the current or preceding periods.

3.	Discontinued Operations

RCLP maintains a conservative capital structure to fund its growth programs without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets our stringent quality standards. This recycling strategy calls for the Partnership to sell properties that do not measure up and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

During 2005, the Partnership sold 100% of its interest in 14 properties for net proceeds of $175.2 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2005, 2004 and 2003, as well as operating properties held for sale, were $19.4 million, $30.9 million and $40.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The operating income and gains from properties included in discontinued operations are reported net of income taxes as follows for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and Gain	$8,684	57,693	13,628	21,151	16,828	16,859
Less: Income Taxes	183	3,412	334	1,931	55	505

Discontinued operations, net	$8,501	54,281	13,294	19,220	16,773	16,354

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

4.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Partnership’s combined investment in these partnerships was $545.6 million and $179.7 million at December 31, 2005 and 2004, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in (loss) income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income (loss) from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income (loss) are recorded in equity in (loss) income of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners, as described below. In addition to earning its pro-rata share of net income in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, and acquisition and disposition services. During 2005, 2004 and 2003, the Partnership received fees from these joint ventures of $26.8 million, $9.3 million and $5.6 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of December 31, 2005, Columbia owned 16 shopping centers, had total assets of $465.5 million, and net income of $22.3 million for the year ended. The Partnership’s share of Columbia’s total assets and net income was $105.7 million and $4.2 million, respectively. Columbia did not acquire any properties in 2005 and sold two shopping centers to an unrelated party for $47.6 million at a gain of $8.9 million. During 2004, Columbia acquired eight shopping centers from unrelated parties for a purchase price of $250.8 million. The Partnership contributed $31.9 million for its proportionate share of the purchase price. Columbia sold three shopping centers to unrelated parties during 2004 for $74.0 million at a gain of $10.0 million.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which the Partnership has an ownership interest of 25%. As of December 31, 2005, RegCal owned seven shopping centers, had total assets of $146.8 million, and net income of $2.0 million for the year ended. The Partnership’s share of RegCal’s total assets and net income was $36.7 million and $609,316, respectively. During 2005, RegCal acquired two shopping centers from an unrelated party for a purchase price of $20.0 million. The Partnership contributed $1.7 million for its proportionate share of the purchase price, which was net of loan financing assumed by RegCal. During 2004, RegCal acquired four shopping centers from the Partnership valued at $124.5 million, assumed debt of $34.8 million and the Partnership received net proceeds of $73.9 million.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

4.	Investments in Real Estate Partnerships (continued)

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR”), one in which it had an ownership interest of 35% (“MCWR II”), and one with an ownership interest of 24.95% (“MCWR III”) as of December 31, 2005.

As of December 31, 2005, MCWR owned 51 shopping centers, had total assets of $738.8 million, and net income of $7.3 million for the year ended. RCLP’s share of MCWR’s total assets and net income was $184.8 million and $2.2 million, respectively. During 2005, MCWR acquired one shopping center from an unrelated party for a purchase price of $24.4 million. The Partnership contributed $4.5 million for its proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR. In addition, MCWR acquired two properties from the Partnership valued at $31.9 million, for which the Partnership received cash of $25.7 million for MCW’s proportionate share. During 2005, MCWR sold four shopping centers to unrelated parties for $34.7 million with a gain of $582,910. During 2004, MCWR acquired 23 shopping centers from unrelated parties for a purchase price of $274.5 million. The Partnership contributed $34.8 million for its proportionate share of the purchase price. In addition, MCWR acquired three shopping centers from the Partnership valued at $69.7 million and the Partnership received cash of $63.7 million for MCW’s proportionate share. MCWR sold one shopping center during 2004 to an unrelated party for $12.8 million at a gain of $190,559.

On June 1, 2005, Macquarie CountryWide-Regency II, LLC (MCWR II) closed on the acquisition of 100 retail shopping centers (the “First Washington Portfolio”) totaling approximately 12.6 million square feet located throughout 17 states and the District of Columbia from a joint venture between CalPERS and an affiliate of First Washington Realty, Inc. (the “Sellers”) pursuant to a Purchase and Sale Agreement dated February 14, 2005. The total purchase price was approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II is owned 64.95% by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. Including its share of US Manager, RCLP’s effective ownership is 35% as of December 31, 2005 and is reflected as such on the equity method in the accompanying consolidated financial statements. RCLP’s required equity investment in MCWR II was approximately $397 million and was paid in cash. The fair value of the consideration paid by MCW and RCLP was used as the valuation basis for the First Washington Portfolio. The costs of the assets acquired and liabilities assumed in conjunction with the First Washington Portfolio were revalued based on their respective fair values as of the effective date of the acquisition in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”).

Upon closing of the acquisition into the joint venture, MCWR II paid RCLP acquisition, due diligence and capital restructuring fees totaling $21.2 million, of which RCLP recognized $13.8 million as fee income. RCLP recognized fee income on only that percentage of the joint venture not owned by it, and as a result, recorded $7.4 million of the fee as a reduction to its investment in MCWR II. The Partnership has the ability to earn additional acquisition fees of approximately $9.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007; and accordingly, the Contingent Acquisition Fee will only be recognized in 2006 and 2007, if earned.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

4.	Investments in Real Estate Partnerships (continued)

The Partnership earns recurring fees for asset and property management on a quarterly and monthly basis, respectively. To assist in the transition of the portfolio to RCLP, the Seller agreed to provide property management services for up to two years on approximately 50% of the portfolio which will result in a lesser amount of property management fee income to RCLP during the transition period. As of December 31, 2005, MCWR II owned 99 shopping centers, had total assets of $2.8 billion and recorded a net loss of $32.3 million for the period inception to date. RCLP’s share of MCWR II’s total assets and net loss was $995.0 million and $11.2 million, respectively. The loss incurred by MCWR II was the result of depreciation and amortization of the acquisition price recorded in accordance with Statement 141, and therefore, MCWR II is expected to continue to record a net loss through December 31, 2006, but will produce positive operating cash flow. During 2005, MCWR II sold one shopping center for $9.7 million to an unrelated party with a gain of $35,127.

As of December 31, 2005, MCWR III owned one shopping center, had total assets of $12.2 million, and recorded a net loss of $46,921 for the year ended. The Partnership’s share of MCWR III’s total assets and net loss was $3.1 million and $11,707, respectively. MCWR III acquired this shopping center from the Partnership valued at $12.3 million and the Partnership received cash of $4.1 million and a short-term note receivable of $6.2 million.

On January 13, 2006, the Partnership sold a portion of its investment in MCWR II to MCW for $113.2 million in cash and reduced its ownership interest from 35% to 24.95%. The proceeds from the sale were used to reduce the unsecured line of credit.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Partnership’s ownership interest. The gains and operations are not recorded as discontinued operations because of RCLP’s substantial continuing involvement in these shopping centers. Columbia, RegCal, and the joint ventures with MCW intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Partnership. For those properties acquired from third parties, the Partnership is required to contribute its pro-rata share of the purchase price to the partnerships.

The Partnership’s investments in real estate partnerships as of December 31, 2005 and 2004 consist of the following (in thousands):

	Ownership	2005	2004
Macquarie CountryWide-Regency (MCWR)	25.00%	$61,375	65,134
Macquarie CountryWide Direct (MCWR)	25.00%	7,433	8,001
Macquarie CountryWide-Regency II (MCWR II)	35.00%	363,563	—
Macquarie CountryWide-Regency III (MCWR III)	24.95%	606	—
Columbia Regency Retail Partners (Columbia)	20.00%	36,659	41,380
Cameron Village LLC (Columbia)	30.00%	21,633	21,612
Columbia Regency Partners II (Columbia)	20.00%	2,093	3,107
RegCal, LLC (RegCal)	25.00%	14,921	13,232
Other investments in real estate partnerships	50.00%	37,334	27,211

Total		$545,617	179,677

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

4.	Investments in Real Estate Partnerships (continued)

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	December 31, 2005	December 31, 2004
Investment in real estate, net	$3,957,507	1,320,871
Acquired lease intangible assets, net	259,033	79,240
Other assets	102,041	39,506

Total assets	$4,318,581	1,439,617

Notes payable	$2,372,601	665,517
Acquired lease intangible liabilities, net	86,108	—
Other liabilities	75,282	24,471
Partners’ equity	1,784,590	749,629

Total liabilities and equity	$4,318,581	1,439,617

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion and $665.5 million as of December 31, 2005 and 2004, respectively and the Partnership’s proportionate share of these loans was $764.2 million and $168.1 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s guarantee does not extend beyond its ownership percentage of the joint venture.

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Total revenues	$303,448	110,939	76,157

Operating expenses:
Depreciation and amortization	145,669	28,538	17,031
Operating and maintenance	42,206	16,513	11,114
General and administrative	6,119	3,628	2,542
Real estate taxes	33,726	13,448	8,931

Total operating expenses	227,720	62,127	39,618

Other expense (income):
Interest expense, net	83,352	20,000	10,697
Gain on sale of real estate	(9,499)	(18,977)	(13,760)
Other income	(356)	—	—

Total other expense (income)	73,497	1,023	(3,063)

Net income	$2,231	47,789	39,602

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

5.	Notes Receivable

The Partnership has notes receivables outstanding of $46.5 million and $25.6 million at December 31, 2005 and 2004, respectively. The notes bear interest ranging from 4.25% to 8.0% with maturity dates through November 2014. Subsequent to year-end, two notes totaling $8.4 million were paid in full.

6.	Acquired Lease Intangibles

The Partnership’s acquired lease intangible assets are all related to in-place leases, which have a remaining weighted average amortization period of approximately 4.5 years. The aggregate amortization expense from acquired leases was approximately $4.0 million, $2.2 million and $368,231 for the years ended December 31, 2005, 2004 and 2003, respectively. Acquired lease intangible liabilities are all related to below-market rents and recorded net of previously accreted minimum rent of $2.9 million and $1.9 million at December 31, 2005 and 2004, respectively. The remaining weighted average amortization period is approximately 5.2 years.

The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent
2006	$3,314	954
2007	2,236	954
2008	1,064	954
2009	976	954
2010	867	391

7.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	$175,403	275,726
Variable rate mortgage loans	77,906	68,418
Fixed rate unsecured loans	1,198,633	948,946

Total notes payable	1,451,942	1,293,090
Unsecured line of credit	162,000	200,000

Total	$1,613,942	1,493,090

The Partnership has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term with a one-year extension option at an interest rate of LIBOR plus .75%. At December 31, 2005, the balance on the Line was $162.0 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 5.125% and 3.1875% at December 31, 2005 and 2004, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

7.	Notes Payable and Unsecured Line of Credit (continued)

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

On June 1, 2005, the Partnership entered into a credit agreement that provided for a $275 million unsecured term loan maturing on March 1, 2006 (the “Bridge Loan”) which was fully repaid on August 1, 2005. The Bridge Loan was used to partially fund RCLP’s equity investment in MCWR II. The interest rate was a floating rate of LIBOR plus 65 basis points.

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

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2017. The Partnership intends to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 90 to 150 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%.

The fair value of the Partnership’s variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and average maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the estimates used by the Partnership, the fair value of notes payable and the Line is approximately $1.6 billion.

As of December 31, 2005, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2006	$4,065	28,043	32,108
2007 (includes the Line)	3,577	256,401	259,978
2008	3,429	19,617	23,046
2009	3,436	53,088	56,524
2010	3,281	177,188	180,469
Beyond 5 Years	11,978	1,047,167	1,059,145
Unamortized debt premiums	—	2,672	2,672

Total	$29,766	1,584,176	1,613,942

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

8.	Derivative Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05%. The Partnership designated the $196.7 million swaps as cash flow hedges to fix the rate on the unsecured notes issued during July 2005. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million which is included as an adjustment to interest expense as interest is incurred on the $350 million of ten-year unsecured notes sold July 18, 2005. The interest expense that will be recorded in 2006 related to these swaps will be approximately $734,000.

During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled the swaps previously entered into with a payment to the counter-party for $5.7 million.

All of these swaps qualify for hedge accounting under Statement 133, therefore the losses associated with the swaps have been included in accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statements of changes in partners’ capital and comprehensive income (loss). The unamortized balance is amortized as additional interest expense over the ten year terms of the hedged loans.

9.	Regency’s Stockholders’ Equity and Partners’ Capital

(a)	Preferred Units

At December 31, 2005 and 2004, the face value of total Series D-F Preferred Units issued was $50 million and $104 million with a weighted average fixed distribution rate of 7.45% and 8.13%, respectively and is recorded on the accompanying balance sheets net of original issuance costs.

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

Terms and conditions for the Series D Preferred Units outstanding as of December 31, 2005 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Partnership	Exchangeable by Unit holder
500,000	$50,000,000	7.450%	09/29/09	01/01/14

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

9.	Regency’s Stockholders’ Equity and Partners’ Capital (continued)

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the preferred stock and units outstanding as of December 31, 2005 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Liquidation Preference	Distribution Rate	Callable by Company
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09
Series 5	3,000,000	—	75,000,000	6.700%	08/02/10

	3,800,000	8,000,000	$275,000,000

On August 2, 2005, the Company issued 3 million shares, or $75 million, of 6.70% Series 5 Preferred Stock with a liquidation preference of $25 per share of which the proceeds were used to reduce the balance of the Line. The Series 3 and 4 depositary shares, which have a liquidation preference of $25, and the Series 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. The proceeds from these preferred stock transactions were contributed to the Partnership in exchange for 300,000 shares of Series 3 Preferred Units, 500,000 of Series 4 Preferred Units and 3,000,000 of Series 5 Preferred Units which were issued to and held by Regency with terms exactly the same as the Series 3, Series 4 and Series 5 Cumulative Redeemable Preferred Stock.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

10.	Stock-Based Compensation

The Partnership recorded stock-based compensation expense for the years ended December 31, 2005, 2004, and 2003 as follows, the components of which are further described below (in thousands):

	2005	2004	2003
Restricted stock	16,955	10,154	7,364
Stock options, dividends and equivalents	1,440	3,928	3,673

Total	$18,395	14,082	11,037

The recorded amounts of stock-based compensation expense in 2005 represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

During 2004 and 2003, as permitted by Statement 123, the Partnership accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Partnership adopted Statement 123(R) in 2004 and 2003, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per unit described as follows (in thousands except per unit data):

	December 31, 2004	December 31, 2003
Net income for common unit holders as reported:	$130,273	129,658
Add: stock-based employee compensation expense included in reported net income	14,425	11,327
Deduct: total stock-based employee compensation expense determined under Fair value based methods for all awards	21,067	15,455

Pro-forma net income	$123,631	125,530

Earnings per unit:
Basic – as reported	$2.08	2.13

Basic – pro-forma	$1.98	2.06

Diluted – as reported	$2.08	2.12

Diluted – pro-forma	$1.97	2.05

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

10.	Stock-Based Compensation (continued)

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At December 31, 2005, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

10.	Stock-Based Compensation (continued)

The Partnership believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted in the respective year:

	2005	2004	2003
Per share weighted average fair value of stock options	$5.91	4.75	2.23
Expected dividend yield	4.3%	4.0%	5.5%
Risk-free interest rate	3.7%	2.9%	2.2%
Expected volatility	18.0%	19.0%	16.0%
Expected life in years	4.4	2.1	2.4

The following table reports stock option activity during the years ended December 31, 2005, 2004 and 2003:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding - December 31, 2002	3,097,860	$27.47
Granted	1,622,143	34.97
Exercised	(2,215,924)	27.73		$16,294
Forfeited	(7,789)	22.95

Outstanding - December 31, 2003	2,496,290	32.13

Granted	1,904,373	45.89
Exercised	(2,719,007)	34.27		$30,725
Forfeited	(6,493)	28.63

Outstanding - December 31, 2004	1,675,163	44.32

Granted	789,331	51.51
Exercised	(437,700)	40.67		$7,190
Forfeited	(1,894)	47.04

Outstanding - December 31, 2005	2,024,900	$47.91	8.5	$22,359

Exercisable - December 31, 2005	1,245,755	$45.88	8.2	$16,285

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

10.	Stock-Based Compensation (continued)

The following table presents information regarding unvested option activity during the year ended December 31, 2005:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2005	59,102	$2.22
Granted	771,645	5.90
Less: 2005 Vesting	(51,602)	2.26

Non-vested at December 31, 2005	779,145	$5.86

As of December 31, 2005, there was $2.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a period of three years through 2008.

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

•	The four-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures.

•	Performance grants are earned subject to future performance measurements, which include annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Once the performance criteria are met and the actual number of shares earned is determined, the shares vest over a term such that the performance period combined with the vesting period equals five years.

•	The eight-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term.

Performance grants and 8-year cliff vesting grants are currently only granted to the top executives in the Company. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings growth from which it determines the amounts recognized as expense on a periodic basis. The Company determines the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model. Compensation expense is measured at the grant date and recognized over the vesting period.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

10.	Stock-Based Compensation (continued)

As of December 31, 2005, there was $22.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded in the additional paid in capital column of the Company’s statements of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statements of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost will be recognized over the next four years through 2009.

The following table reports restricted stock activity during the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2002	665,131

Shares Granted	361,738		$30.54
Shares Vested and Distributed	(208,945)	$6,496
Shares Forfeited	(14,260)

Unvested at December 31, 2003	803,664

Shares Granted	301,405		$39.79
Shares Vested and Distributed	(275,151)	$10,992
Shares Forfeited	(2,894)

Unvested at December 31, 2004	827,024

Shares Granted	437,674		$51.38
Shares Vested and Distributed	(335,993)	$16,501
Shares Forfeited	(4,940)

Unvested at December 31, 2005	923,765	$54,456

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

11.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three years ended December 31, 2005, 2004 and 2003, respectively (in thousands except per unit data):

	2005	2004	2003
Numerator:
Income from continuing operations	$111,254	126,221	130,532
Discontinued operations	62,782	32,514	33,127

Net income	174,036	158,735	163,659
Less: Preferred unit distributions and original issuance costs	24,849	28,462	34,001

Net income for common unit holders	149,187	130,273	129,658
Less: Dividends paid on unvested restricted stock	1,109	1,041	1,099

Net income for common units holders - basic	148,078	129,232	128,559
Add: Dividends paid on Treasury Method restricted stock	216	232	203

Net income for common unit holders – diluted	$148,294	129,464	128,762

Denominator:
Weighted average common units outstanding for basic EPU	65,804	61,818	60,187
Incremental units to be issued under common stock options using the Treasury method	226	217	395
Incremental units to be issued under unvested restricted stock using the Treasury method	98	110	98
Incremental units to be issued under Forward Equity Offering using the Treasury method	149	—	—

Weighted average common units outstanding for diluted EPU	66,277	62,145	60,680

Income per common unit – basic
Income from continuing operations	$1.29	1.56	1.58
Discontinued operations	0.96	0.52	0.55

Net income for common unit holders per unit	$2.25	2.08	2.13

Income per common unit – diluted
Income from continuing operations	$1.28	1.56	1.57
Discontinued operations	0.95	0.52	0.55

Net income for common unit holders per unit	$2.23	2.08	2.12

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

12.	Operating Leases

The Partnership’s properties are leased to tenants under operating leases with expiration dates extending to the year 2031. Future minimum rents under noncancelable operating leases as of December 31, 2005 excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants’ sales volume are as follows (in thousands):

Year Ending December 31,	Amount
2006	$278,574
2007	264,352
2008	230,293
2009	192,881
2010	156,695
Thereafter	1,080,865

Total	$2,203,660

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 7% of the Partnership’s future minimum rents.

The Partnership has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to RCLP to construct and/or operate a shopping center. In addition, the Partnership has non-cancelable operating leases pertaining to office space from which it conducts its business. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2005 (in thousands):

Year Ending December 31,	Amount
2006	$3,106
2007	2,059
2008	1,578
2009	1,351
2010	1,136

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

13.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $2.7 million. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material affect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

14.	Market and Dividend Information (Unaudited)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. The Company currently has approximately 19,800 shareholders. The following table sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock by quarter for 2005 and 2004:

	2005			2004
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$55.39	47.00	.55	46.73	38.90	.53
June 30	59.79	47.30	.55	47.35	34.52	.53
September 30	63.20	55.53	.55	47.70	41.98	.53
December 31	60.07	52.02	.55	55.40	46.03	.53

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2005

15.	Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2005 and 2004 (in thousands except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Revenues as originally reported	$101,688	111,484	93,626	98,411
Reclassified to discontinued operations	(5,747)	(3,368)	(2,056)	—

Adjusted revenues	$95,941	108,116	91,570	98,411

Net income for common unit holders	$35,549	41,150	28,160	44,328

Net income per unit:
Basic	$.55	.64	.42	.64

Diluted	$.55	.63	.41	.64

2004:
Revenues as originally reported	$95,810	95,935	98,991	107,024
Reclassified to discontinued operations	(7,247)	(7,332)	(6,123)	(6,148)

Adjusted revenues	$88,563	88,603	92,868	100,876

Net income for common unit holders	$21,805	25,501	36,159	46,808

Net income per unit:
Basic	$.36	.41	.58	.73

Diluted	$.35	.41	.58	.73

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2005

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
ALDEN BRIDGE	12,937	10,146	1,902	13,810	11,175	—	24,985	1,858	23,127	9,925
ANTHEM MARKETPLACE	6,846	13,563	(222)	6,714	13,473	—	20,187	1,074	19,113	14,870
ASHBURN FARM MARKET CENTER	9,869	4,747	(11)	9,835	4,770	—	14,605	1,055	13,550	—
ASHFORD PLACE	2,804	9,944	(373)	2,584	9,791	—	12,375	2,891	9,484	3,711
ATASCOCITA CENTER	1,008	2,237	—	1,008	2,237	—	3,245	242	3,003	—
ATASCOCITA SHELL STATION	1,474	—	—	1,474	—	—	1,474	—	1,474	—
AVENTURA SHOPPING CENTER	2,751	9,318	1,050	2,751	10,368	—	13,119	5,797	7,322	—
BECKETT COMMONS	1,625	5,845	4,915	1,625	10,760	—	12,385	1,784	10,601	—
BELLEVIEW SQUARE	8,132	8,610	226	8,132	8,836	—	16,968	590	16,378	9,626
BENEVA VILLAGE SHOPS	2,484	8,851	1,019	2,484	9,870	—	12,354	1,910	10,444	—
BERKSHIRE COMMONS	2,295	8,151	338	2,295	8,489	—	10,784	2,786	7,998	—
BETHANY PARK PLACE	4,605	5,792	(211)	4,290	5,896	—	10,186	2,194	7,992	—
BLOOMINGDALE	3,862	14,101	662	3,862	14,763	—	18,625	3,192	15,433	—
BLOSSOM VALLEY	7,804	10,321	419	7,804	10,740	—	18,544	1,927	16,617	—
BOULEVARD CENTER	3,659	9,658	725	3,659	10,383	—	14,042	1,927	12,115	—
BOYNTON LAKES PLAZA	2,783	10,043	1,414	2,783	11,457	—	14,240	2,412	11,828	—
BRIARCLIFF LA VISTA	694	2,463	829	694	3,292	—	3,986	1,269	2,717	—
BRIARCLIFF VILLAGE	4,597	16,304	8,251	4,597	24,555	—	29,152	7,138	22,014	11,812
BUCKHEAD COURT	1,738	6,163	1,806	1,628	8,079	—	9,707	2,341	7,366	—
BUCKLEY SQUARE	2,970	5,126	500	2,970	5,626	—	8,596	1,183	7,413	—
CAMBRIDGE SQUARE SHOPPING CTR	792	2,916	1,397	792	4,313	—	5,105	1,093	4,012	—
CARMEL COMMONS	2,466	8,903	3,547	2,466	12,450	—	14,916	2,771	12,145	—
CARRIAGE GATE	741	2,495	2,355	833	4,758	—	5,591	2,068	3,523	—
CASA LINDA PLAZA	4,515	30,809	699	4,515	31,508	—	36,023	5,754	30,269	—
CENTERPLACE OF GREELEY	378	—	—	378	—	—	378	—	378	—
CHASEWOOD PLAZA	1,675	11,391	12,193	4,612	20,647	—	25,259	6,793	18,466	—
CHERRY GROVE	3,533	12,710	2,472	3,533	15,182	—	18,715	3,053	15,662	—
CHESHIRE STATION	10,182	8,443	(421)	9,896	8,308	—	18,204	2,085	16,119	—
COCHRAN’S CROSSING	13,154	10,066	2,194	13,154	12,260	—	25,414	1,956	23,458	—
COOPER STREET	2,079	10,682	84	2,079	10,766	—	12,845	1,879	10,966	—
COSTA VERDE	12,740	25,261	751	12,740	26,012	—	38,752	5,884	32,868	—
COURTYARD SHOPPING CENTER	1,762	4,187	(82)	5,867	—	—	5,867	—	5,867	—
CROMWELL SQUARE	1,772	6,285	549	1,772	6,834	—	8,606	1,936	6,670	—
DELK SPECTRUM	2,985	11,049	351	2,985	11,400	—	14,385	2,377	12,008	—
DIABLO PLAZA	5,300	7,536	457	5,300	7,993	—	13,293	1,547	11,746	—
DICKSON TN	675	1,568	—	675	1,568	—	2,243	243	2,000	—
DUNWOODY HALL	1,819	6,451	5,712	2,529	11,453	—	13,982	2,939	11,043	—
DUNWOODY VILLAGE	2,326	7,216	8,851	3,336	15,057	—	18,393	3,590	14,803	—
EAST POINTE	1,868	6,743	183	1,730	7,064	—	8,794	1,726	7,068	—
EAST PORT PLAZA	3,257	11,611	(1,602)	3,257	10,009	—	13,266	1,344	11,922	—
EAST TOWNE SHOPPING CENTER	2,957	4,881	16	2,957	4,897	—	7,854	512	7,342	—
EL CAMINO	7,600	10,852	544	7,600	11,396	—	18,996	2,180	16,816	—
EL NORTE PKWY PLAZA	2,834	6,332	777	2,834	7,109	—	9,943	1,339	8,604	—
ENCINA GRANDE	5,040	10,379	707	5,040	11,086	—	16,126	2,030	14,096	—
FALCON RIDGE TOWN CENTER	8,646	23,190	—	8,646	23,190	—	31,836	579	31,257	—
FENTON MARKETPLACE	3,020	10,153	(346)	2,615	10,212	—	12,827	1,139	11,688	—
FLEMING ISLAND	3,077	6,292	4,941	3,077	11,233	—	14,310	1,936	12,374	2,485
FOLSOM PRAIRIE CITY CROSSING	3,944	11,258	1,863	4,164	12,901	—	17,065	1,445	15,620	—
FORT BEND CENTER	6,966	4,197	(2,910)	4,060	4,193	—	8,253	728	7,525	—
FORTUNA	8,336	6,898	—	8,336	6,898	—	15,234	208	15,026	—
FRANKFORT CROSSING SHPG CTR	8,325	6,067	978	7,874	7,496	—	15,370	1,308	14,062	—
FRIARS MISSION	6,660	27,277	534	6,660	27,811	—	34,471	4,721	29,750	1,020
GARDEN SQUARE	2,074	7,615	618	2,136	8,171	—	10,307	1,796	8,511	—
GARNER	5,591	19,897	1,935	5,591	21,832	—	27,423	4,006	23,417	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2005

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
GATEWAY SHOPPING CENTER	51,719	4,545	1,123	52,610	4,777	—	57,387	888	56,499	22,043
GELSON’S WESTLAKE MARKET PLAZA	2,332	8,316	3,375	3,145	10,878	—	14,023	883	13,140	—
GLENWOOD VILLAGE	1,194	4,235	970	1,194	5,205	—	6,399	1,474	4,925	—
GRANDE OAK	5,569	5,900	(609)	4,976	5,884	—	10,860	1,022	9,838	—
HANCOCK	8,232	24,249	3,273	8,232	27,522	—	35,754	5,185	30,569	—
HARPETH VILLAGE FIELDSTONE	2,284	5,559	3,858	2,284	9,417	—	11,701	1,860	9,841	—
HASLEY CANYON VILLAGE	6,163	6,569	—	6,163	6,569	—	12,732	303	12,429	—
HERITAGE LAND	12,390	—	—	12,390	—	—	12,390	—	12,390	—
HERITAGE PLAZA	—	23,676	1,788	—	25,464	—	25,464	4,840	20,624	—
HERSHEY	7	807	1	7	808	—	815	104	711	—
HILLCREST VILLAGE	1,600	1,798	78	1,600	1,876	—	3,476	329	3,147	—
HINSDALE	4,218	15,040	2,431	5,734	15,955	—	21,689	3,014	18,675	—
HOLLYMEAD	12,781	16,989	—	12,781	16,989	—	29,770	178	29,592	—
HYDE PARK	9,240	33,340	6,384	9,768	39,196	—	48,964	8,476	40,488	—
INDEPENDENCE SQUARE	4,963	7,911	—	4,963	7,911	—	12,874	610	12,264	—
INGLEWOOD PLAZA	1,300	1,862	181	1,300	2,043	—	3,343	409	2,934	—
JOHN’S CREEK SHOPPING CENTER	5,480	7,758	—	5,480	7,758	—	13,238	417	12,821	—
KELLER TOWN CENTER	2,294	12,239	470	2,294	12,709	—	15,003	2,240	12,763	—
KERNERSVILLE PLAZA	1,742	6,081	558	1,742	6,639	—	8,381	1,308	7,073	4,557
KINGSDALE SHOPPING CENTER	3,867	14,020	6,186	4,028	20,045	—	24,073	4,324	19,749	—
KLEINWOOD CENTER	12,878	11,458	—	12,878	11,458	—	24,336	1,145	23,191	—
KROGER NEW ALBANY CENTER	2,770	6,379	1,238	3,844	6,543	—	10,387	1,726	8,661	6,968
LAKE PINE PLAZA	2,008	6,909	676	2,008	7,585	—	9,593	1,500	8,093	5,685
LEBANON/LEGACY CENTER	3,906	7,391	87	3,913	7,471	—	11,384	951	10,433	—
LEETSDALE MARKETPLACE	3,420	9,934	237	3,420	10,171	—	13,591	1,785	11,806	—
LITTLETON SQUARE	2,030	8,255	261	2,030	8,516	—	10,546	1,464	9,082	—
LLOYD KING CENTER	1,779	8,855	278	1,779	9,133	—	10,912	1,692	9,220	—
LOEHMANNS PLAZA CALIFORNIA	5,420	8,679	456	5,420	9,135	—	14,555	1,765	12,790	—
LOEHMANNS PLAZA GEORGIA	3,982	14,118	1,502	3,982	15,620	—	19,602	4,499	15,103	—
MACARTHUR PARK REPURCHASE	1,930	—	(758)	1,172	—	—	1,172	—	1,172	—
MAIN STREET CENTER	3,569	4,048	—	3,569	4,048	—	7,617	648	6,969	—
MARKET AT PRESTON FOREST	4,400	10,753	92	4,400	10,845	—	15,245	1,844	13,401	—
MARKET AT ROUND ROCK	2,000	9,676	281	2,000	9,957	—	11,957	1,774	10,183	—
MARKETPLACE ST PETE	1,287	4,663	692	1,287	5,355	—	6,642	1,433	5,209	—
MARTIN DOWNS VILLAGE CENTER	2,000	5,133	4,359	2,438	9,054	—	11,492	3,666	7,826	—
MARTIN DOWNS VILLAGE SHOPPES	700	1,208	3,648	817	4,739	—	5,556	1,599	3,957	—
MAXTOWN ROAD (NORTHGATE)	1,753	6,244	172	1,753	6,416	—	8,169	1,324	6,845	4,558
MAYNARD CROSSING	4,066	14,084	1,383	4,066	15,467	—	19,533	3,061	16,472	10,227
MILLHOPPER	1,073	3,594	1,724	1,073	5,318	—	6,391	2,714	3,677	—
MOCKINGBIRD COMMON	3,000	9,676	530	3,000	10,206	—	13,206	1,985	11,221	—
MONUMENT JACKSON CREEK	2,999	6,476	60	2,999	6,536	—	9,535	1,634	7,901	—
MORNINGSIDE PLAZA	4,300	13,120	335	4,300	13,455	—	17,755	2,436	15,319	—
MURRAY LANDING	3,655	4,587	25	3,655	4,612	—	8,267	628	7,639	—
MURRAYHILL MARKETPLACE	2,600	15,753	2,263	2,670	17,946	—	20,616	3,546	17,070	8,836
NASHBORO	1,824	7,168	474	1,824	7,642	—	9,466	1,303	8,163	—
NEW WINDSOR MARKETPLACE	1,978	3,543	—	1,978	3,543	—	5,521	463	5,058	—
NEWBERRY SQUARE	2,341	8,467	1,590	2,341	10,057	—	12,398	3,701	8,697	—
NEWLAND CENTER	12,500	12,221	(1,917)	12,500	10,304	—	22,804	2,451	20,353	—
NORTH HILLS	4,900	18,972	303	4,900	19,275	—	24,175	3,341	20,834	6,559
NORTHLAKE VILLAGE I	2,662	9,685	1,276	2,662	10,961	—	13,623	1,517	12,106	—
OAKBROOK PLAZA	4,000	6,366	240	4,000	6,606	—	10,606	1,363	9,243	—
OCEAN BREEZE	1,250	3,341	4,334	1,527	7,398	—	8,925	2,696	6,229	—
OLD ST AUGUSTINE PLAZA	2,047	7,355	1,586	2,107	8,881	—	10,988	2,574	8,414	—
ORCHARD MARKET CENTER	2,451	3,212	—	2,451	3,212	—	5,663	49	5,614	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2005

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
PACES FERRY PLAZA	2,812	9,968	2,320	2,812	12,288	—	15,100	3,448	11,652	—
PALM TRAILS PLAZA	2,439	5,819	(1,374)	—	—	6,884	6,884	—	6,884	—
PANTHER CREEK	14,414	12,079	2,308	14,414	14,387	—	28,801	2,272	26,529	10,218
PARK PLACE SHOPPING CENTER	2,232	7,974	1,365	2,232	9,339	—	11,571	1,637	9,934	—
PEARTREE VILLAGE	5,197	8,733	10,830	5,197	19,563	—	24,760	4,425	20,335	11,275
PELHAM COMMONS	3,714	5,436	—	3,714	5,436	—	9,150	729	8,421	—
PHENIX CROSSING	1,544	—	—	1,544	—	—	1,544	—	1,544	—
PIKE CREEK	5,077	18,860	1,628	5,077	20,488	—	25,565	4,236	21,329	—
PIMA CROSSING	5,800	24,892	1,228	5,800	26,120	—	31,920	4,591	27,329	—
PINE LAKE VILLAGE	6,300	10,522	139	6,300	10,661	—	16,961	1,863	15,098	—
PINE TREE PLAZA	539	1,996	4,158	668	6,025	—	6,693	1,122	5,571	—
PLAZA HERMOSA	4,200	9,370	632	4,200	10,002	—	14,202	1,783	12,419	—
POWELL STREET PLAZA	8,248	29,279	271	8,248	29,550	—	37,798	3,001	34,797	—
POWERS FERRY SQUARE	3,608	12,791	4,751	3,608	17,542	—	21,150	4,895	16,255	—
POWERS FERRY VILLAGE	1,191	4,224	287	1,191	4,511	—	5,702	1,315	4,387	2,630
PRESTON PARK	6,400	46,896	4,129	6,400	51,025	—	57,425	8,699	48,726	—
PRESTONBROOK	4,704	10,762	174	7,069	8,571	—	15,640	2,267	13,373	—
PRESTONWOOD PARK	8,077	14,938	282	8,077	15,220	—	23,297	2,885	20,412	—
REGENCY COURT	3,571	12,664	(383)	3,571	12,281	—	15,852	1,577	14,275	—
REGENCY SQUARE BRANDON	578	18,157	10,752	4,770	24,717	—	29,487	11,547	17,940	—
RIVERMONT STATION	2,887	10,445	164	2,887	10,609	—	13,496	2,308	11,188	—
RONA PLAZA	1,500	4,356	90	1,500	4,446	—	5,946	766	5,180	—
RUSSELL RIDGE	2,153	—	6,912	2,215	6,850	—	9,065	1,927	7,138	5,786
SAMMAMISH HIGHLAND	9,300	7,553	200	9,300	7,753	—	17,053	1,378	15,675	—
SAN LEANDRO	1,300	7,891	262	1,300	8,153	—	9,453	1,518	7,935	—
SANTA ANA DOWNTOWN	4,240	7,319	931	4,240	8,250	—	12,490	1,685	10,805	—
SEQUOIA STATION	9,100	17,900	190	9,100	18,090	—	27,190	3,168	24,022	—
SHERWOOD CROSSROADS	2,731	3,612	1,783	2,731	5,395	—	8,126	542	7,584	—
SHERWOOD MARKET CENTER	3,475	15,898	162	3,475	16,060	—	19,535	2,931	16,604	—
SHILOH SPRINGS	4,968	7,859	4,461	5,739	11,549	—	17,288	4,204	13,084	—
SHOPPES AT MASON	1,577	5,358	84	1,577	5,442	—	7,019	1,097	5,922	3,721
SIGNAL HILL	7,287	10,084	—	7,287	10,084	—	17,371	560	16,811	—
SIGNATURE PLAZA	2,055	4,159	—	2,055	4,159	—	6,214	151	6,063	—
SOUTH MOUNTAIN	934	—	(168)	766	—	—	766	—	766	—
SOUTH POINT PLAZA	5,000	10,086	(1,655)	—	—	13,431	13,431	—	13,431	—
SOUTHCENTER	1,300	12,251	282	1,300	12,533	—	13,833	2,140	11,693	—
SOUTHPOINT CROSSING	4,399	11,116	996	4,399	12,112	—	16,511	2,230	14,281	—
STARKE	71	1,674	9	71	1,683	—	1,754	213	1,541	—
STATLER SQUARE PHASE I	2,228	7,480	791	2,228	8,271	—	10,499	1,726	8,773	4,705
STERLING RIDGE	12,846	10,085	1,932	12,846	12,017	—	24,863	1,911	22,952	10,420
STRAWFLOWER VILLAGE	4,060	7,233	366	4,060	7,599	—	11,659	1,413	10,246	—
STROH RANCH	4,138	7,111	982	4,280	7,951	—	12,231	1,919	10,312	—
SUNNYSIDE 205	1,200	8,703	515	1,200	9,218	—	10,418	1,652	8,766	—
TALL OAKS VILLAGE CENTER	1,858	6,736	95	1,858	6,831	—	8,689	667	8,022	6,201
TASSAJARA CROSSING	8,560	14,900	183	8,560	15,083	—	23,643	2,613	21,030	—
THE MARKET AT OPITZ CROSSING	9,902	8,339	915	9,902	9,254	—	19,156	1,221	17,935	12,208
THE SHOPS	3,293	2,320	720	3,173	3,160	—	6,333	348	5,985	4,714
THE SHOPS OF SANTA BARBARA	9,477	1,323	6	9,477	1,329	—	10,806	697	10,109	7,916
THOMAS LAKE	6,000	10,302	256	6,000	10,558	—	16,558	1,842	14,716	—
TOWN CENTER AT MARTIN DOWNS	1,364	4,985	145	1,364	5,130	—	6,494	1,185	5,309	—
TOWN SQUARE	438	1,555	6,999	883	8,109	—	8,992	1,608	7,384	—
TRACE CROSSING	4,356	4,896	—	4,356	4,896	—	9,252	619	8,633	8,438
TROPHY CLUB	2,595	10,467	261	2,595	10,728	—	13,323	1,707	11,616	—
TWIN PEAKS	5,200	25,120	217	5,200	25,337	—	30,537	4,443	26,094	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2005

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
UNION SQUARE SHOPPING CENTER	1,579	5,934	(1,066)	—	—	6,447	6,447	—	6,447	—
UNIVERSITY COLLECTION	2,530	8,972	(1,697)	—	—	9,805	9,805	—	9,805	—
VALENCIA CROSSROADS	17,913	17,357	192	17,921	17,541	—	35,462	2,657	32,805	—
VALLEY RANCH CENTRE	3,021	10,728	86	3,021	10,814	—	13,835	1,884	11,951	—
VENTURA VILLAGE	4,300	6,351	258	4,300	6,609	—	10,909	1,178	9,731	—
VILLAGE CENTER 6	3,885	10,799	2,427	3,885	13,226	—	17,111	3,297	13,814	—
VINEYARD SHOPPING CENTER	2,802	3,916	127	2,958	3,887	—	6,845	618	6,227	—
VISTA VILLAGE	9,721	24,832	—	9,721	24,832	—	34,553	1,773	32,780	—
WALKER CENTER	3,840	6,418	420	3,840	6,838	—	10,678	1,269	9,409	—
WATERFORD TOWNE CENTER	5,650	6,844	1,932	6,493	7,933	—	14,426	2,207	12,219	—
WELLEBY	1,496	5,372	2,233	1,496	7,605	—	9,101	2,609	6,492	—
WELLINGTON TOWN SQUARE	1,914	7,198	4,740	2,041	11,811	—	13,852	2,234	11,618	—
WEST PARK PLAZA	5,840	4,992	323	5,840	5,315	—	11,155	956	10,199	—
WESTBROOK COMMONS	3,366	11,928	942	3,366	12,870	—	16,236	1,596	14,640	—
WESTCHESTER PLAZA	1,857	6,456	886	1,857	7,342	—	9,199	1,933	7,266	—
WESTLAKE VILLAGE CENTER	7,043	25,744	1,096	7,043	26,840	—	33,883	5,242	28,641	—
WESTRIDGE	9,516	10,789	582	9,516	11,371	—	20,887	952	19,935	—
WHITE OAK - DOVER, DE	2,147	2,927	139	2,144	3,069	—	5,213	487	4,726	—
WILLA SPRINGS SHOPPING CENTER	2,004	9,267	(96)	2,144	9,031	—	11,175	1,398	9,777	—
WINDMILLER PLAZA PHASE I	2,620	11,191	1,482	2,620	12,673	—	15,293	2,420	12,873	—
WOODCROFT SHOPPING CENTER	1,419	5,212	641	1,419	5,853	—	7,272	1,559	5,713	—
WOODMAN VAN NUYS	5,500	6,835	344	5,500	7,179	—	12,679	1,352	11,327	4,525
WOODMEN PLAZA	6,014	10,078	2,203	7,621	10,674	—	18,295	3,223	15,072	—
WOODSIDE CENTRAL	3,500	8,846	163	3,500	9,009	—	12,509	1,562	10,947	—
WORTHINGTON PARK CENTRE	3,346	10,054	701	3,248	10,853	—	14,101	3,377	10,724	—
OPERATING BUILD TO SUIT PROPERTIES	14,473	1,080	—	14,473	1,080	—	15,553	1,473	14,080	—

	844,612	1,749,806	221,721	853,275	1,926,297	36,567	2,816,139	380,613	2,435,526	215,639

(a)	The negative balance for costs capitalized subsequent to acquisiton could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2005

(in thousands)

Depreciation and amortization of the Partnership’s investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements                                    up to 40 years

The aggregate cost for Federal income tax purposes was approximately $2.8 billion at December 31, 2005.

The changes in total real estate assets for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance, beginning of year	$2,726,778	2,656,376	2,692,503
Developed or acquired properties	303,303	322,659	238,963
Sale of properties	(221,188)	(261,098)	(287,547)
Provision for loss on operating properties	(550)	(810)	(1,969)
Reclass accumulated depreciation to adjust building basis	—	(1,010)	440
Reclass accumulated depreciation related to properties held for sale	(7,094)	(997)	(2,537)
Improvements	14,890	11,658	16,522

Balance, end of year	$2,816,139	2,726,778	2,656,375

The changes in accumulated depreciation for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance, beginning of year	$338,609	285,665	244,596
Sale of properties	(21,182)	(16,151)	(23,708)
Reclass accumulated depreciation to adjust building basis	—	(1,010)	440
Reclass accumulated depreciation related to properties held for sale	(7,094)	(997)	(2,537)
Depreciation for year	70,279	71,103	66,874

Balance, end of year	$380,612	338,610	285,665