Form 10-Q
period 2006-09-30
REGENCY CENTERS LP
filed 2006-11-09
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(in thousands, except unit data)

	2006	2005
	(unaudited)
Assets
Real estate investments at cost:
Land	$829,285	853,275
Buildings and improvements	1,953,135	1,926,297

	2,782,420	2,779,572
Less: accumulated depreciation	421,650	380,613

	2,360,770	2,398,959
Properties in development	682,646	413,677
Operating properties held for sale	27,366	36,567
Investments in real estate partnerships	426,494	545,617

Net real estate investments	3,497,276	3,394,820

Cash and cash equivalents	38,360	42,458
Notes receivable	21,916	46,473
Tenant receivables, net of allowance for uncollectible accounts of $3,916 and $3,849 at September 30, 2006 and December 31, 2005, respectively	54,727	56,878
Deferred costs, less accumulated amortization of $37,938 and $31,846 at September 30, 2006 and December 31, 2005, respectively	40,217	41,657
Acquired lease intangible assets, less accumulated amortization of $9,597 and $6,593 at September 30, 2006 and December 31, 2005, respectively	13,229	10,182
Other assets	38,113	23,747

	$3,703,838	3,616,215

Liabilities and Partners’ Capital
Liabilities:
Notes payable	1,456,377	1,451,942
Notes payable for properties held for sale	14,590	—
Unsecured line of credit	158,000	162,000
Accounts payable and other liabilities	146,893	110,800
Acquired lease intangible liabilities, net	8,156	4,207
Tenants’ security and escrow deposits	10,839	10,276

Total liabilities	1,794,855	1,739,225

Limited partners’ interest in consolidated partnerships	17,834	11,088

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at September 30, 2006 and December 31, 2005	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 30,000,000 units authorized; 3,000,000 and 800,000 units issued and outstanding at both September 30, 2006 and December 31, 2005 with liquidation preferences of $25 and $250 per unit, respectively	275,000	275,000
General partner; 68,886,061 and 67,966,343 units outstanding at September 30, 2006 and December 31, 2005, respectively	1,563,047	1,525,517
Limited partners; 768,019 and 1,252,140 units outstanding at September 30, 2006 and December 31, 2005, respectively	17,278	27,919
Accumulated other comprehensive loss	(13,334)	(11,692)

Total partners’ capital	1,891,149	1,865,902

Commitments and contingencies
	$3,703,838	3,616,215

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended September 30, 2006 and 2005

(in thousands, except per unit data)

(unaudited)

	2006	2005
Revenues:
Minimum rent	$75,783	70,635
Percentage rent	1,002	847
Recoveries from tenants	22,942	19,455
Management, acquisition and other fees	5,327	3,326
Equity in income (loss) of investments in real estate partnerships	578	(3,953)

Total revenues	105,632	90,310

Operating expenses:
Depreciation and amortization	21,989	19,710
Operating and maintenance	13,022	12,732
General and administrative	10,765	9,148
Real estate taxes	10,653	9,791
Other expenses, net	(825)	204

Total operating expenses	55,604	51,585

Other expense (income)
Interest expense, net of interest income of $864 and $627 in 2006 and 2005, respectively	20,121	22,727
Gain on sale of operating properties and properties in development	(15,414)	(3,751)

Total other expense (income)	4,707	18,976

Income before minority interests	45,321	19,749

Minority interest of limited partners	(16)	(45)

Income from continuing operations	45,305	19,704

Discontinued operations:
Operating income from discontinued operations	404	2,086
Gain on sale of operating properties and properties in development	27	13,819

Income from discontinued operations	431	15,905

Net income	45,736	35,609

Preferred unit distributions	(5,850)	(7,449)

Net income for common unit holders	$39,886	28,160

Income per common unit - basic:
Continuing operations	$0.56	0.18
Discontinued operations	0.01	0.24

Net income for common unit holders per unit	$0.57	0.42

Income per common unit - diluted:
Continuing operations	$0.56	0.18
Discontinued operations	0.01	0.23

Net income for common unit holders per unit	$0.57	0.41

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the nine months ended September 30, 2006 and 2005

(in thousands, except per unit data)

(unaudited)

	2006	2005
Revenues:
Minimum rent	$224,080	207,921
Percentage rent	1,930	1,641
Recoveries from tenants	64,461	59,452
Management, acquisition and other fees	24,728	23,493
Equity in income (loss) of investments in real estate partnerships	995	(616)

Total revenues	316,194	291,891

Operating expenses:
Depreciation and amortization	64,164	58,691
Operating and maintenance	37,461	37,596
General and administrative	32,398	27,203
Real estate taxes	32,508	29,247
Other expenses	4,565	2,167

Total operating expenses	171,096	154,904

Other expense (income)
Interest expense, net of interest income of $3,414 and $1,671 in 2006 and 2005, respectively	59,197	64,637
Gain on sale of operating properties and properties in development	(40,687)	(13,890)

Total other expense (income)	18,510	50,747

Income before minority interests	126,588	86,240

Minority interest of limited partners	(4,791)	(203)

Income from continuing operations	121,797	86,037

Discontinued operations:
Operating income from discontinued operations	1,284	7,268
Gain on sale of operating properties and properties in development	34,010	30,552

Income from discontinued operations	35,294	37,820

Net income	157,091	123,857

Preferred unit distributions	(17,550)	(18,999)

Net income for common unit holders	$139,541	104,858

Income per common unit - basic:
Continuing operations	$1.50	1.01
Discontinued operations	0.51	0.59

Net income for common unit holders per unit	$2.01	1.60

Income per common unit - diluted:
Continuing operations	$1.49	1.01
Discontinued operations	0.51	0.58

Net income for common unit holders per unit	$2.00	1.59

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the nine months ended September 30, 2006

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2005	$49,158	1,800,517	27,919	(11,692)	1,865,902
Comprehensive income:
Net income	2,794	152,132	2,165	—	157,091
Amortization of loss on derivative instruments	—	—	—	979	979

Change in fair value of derivative instruments	—	—	—	(2,621)	(2,621)

Total comprehensive income					155,449
Cash distributions to partners	—	(122,278)	(1,845)	—	(124,123)
Preferred unit distribution	(2,794)	(14,756)	—	—	(17,550)
Regency Restricted Stock issued, net of amortization	—	12,538	—	—	12,538
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	(1,067)	—	—	(1,067)
Common Units exchanged for common stock of Regency	—	20,506	(20,506)	—	—
Reallocation of limited partners’ interest	—	(9,545)	9,545	—	—

Balance at September 30, 2006	$49,158	1,838,047	17,278	(13,334)	1,891,149

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$157,091	123,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,152	63,614
Deferred loan cost and debt premium amortization	2,830	1,917
Stock based compensation	12,845	15,148
Minority interest of limited partners	4,791	203
Equity in (income) loss of investments in real estate partnerships	(995)	616
Net gain on sale of properties	(74,697)	(47,728)
Provision for loss on operating properties	500	—
Distributions from operations of investments in real estate partnerships	24,205	16,782
Changes in assets and liabilities:
Tenant receivables	2,151	3,092
Deferred leasing costs	(5,693)	(5,119)
Other assets	(17,110)	(11,248)
Accounts payable and other liabilities	(7,439)	(8,609)
Above and below market lease intangibles, net	(995)	(715)
Tenants’ security and escrow deposits	562	67

Net cash provided by operating activities	163,198	144,567

Cash flows from investing activities:
Acquisition of operating real estate	(19,337)	—
Development of real estate including land acquired	(305,446)	(216,622)
Proceeds from sale of real estate investments	308,354	149,912
Repayment of notes receivable, net	14,753	3,751
Investments in real estate partnerships	(15,772)	(405,693)
Distributions received from investments in real estate partnerships	11,178	23,958

Net cash used in investing activities	(6,270)	(444,694)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common Stock issued by Regency	2,791	203,333
Redemption of preferred units	—	(54,000)
(Distributions) contributions from limited partners in consolidated partnerships	(2,326)	25
Distributions to preferred unit holders	(11,700)	(17,603)
Cash distributions to partners	(121,236)	(108,670)
Repayment of unsecured line of credit, net	(4,000)	(75,000)
Repayment of notes payable	(21,208)	(36,908)
Scheduled principal payments	(3,338)	(4,262)
Deferred loan costs	(9)	(3,158)

Net cash (used in) provided by financing activities	(161,026)	236,040

Net decrease in cash and cash equivalents	(4,098)	(64,087)

Cash and cash equivalents at beginning of the period	42,458	95,320

Cash and cash equivalents at end of the period	$38,360	31,233

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005

(in thousands)

	2006	2005
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $16,931 and $8,887 in 2006 and 2005, respectively)	$73,987	75,384

Supplemental disclosure of non-cash transactions:

Regency common stock issued for partnership units exchanged	$20,506	5,848

Mortgage loans assumed for the acquisition of real estate	$44,000	—

Real estate contributed as investments in real estate partnerships	$7,573	7,684

Notes receivable taken in connection with out parcel sales	$2,401	—

Change in fair value of derivative instrument	$2,621	—

Regency common stock issued for dividend reinvestment plan	$2,886	2,061

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At September 30, 2006, the Partnership directly owned 216 retail shopping centers and held partial interests in an additional 183 retail shopping centers through investments in joint ventures.

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

September 30, 2006

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors. At September 30, 2006, the Company owned approximately 99% or 68,886,061 Partnership Units of the total 69,654,080 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

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

Substantially all of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume (contingent or percentage rent) and reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

September 30, 2006

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

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At September 30, 2006 and December 31, 2005, the Partnership had capitalized pre-development costs of $20.3 million and $12.2 million, respectively of which $7.7 million and $5.3 million, respectively were refundable deposits.

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

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are recorded in operating and maintenance expense.

Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

The Partnership and the Unconsolidated Joint Ventures allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Partnership's methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases and (iii) customer relationship value.

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

September 30, 2006

(c)	Real Estate Investments (continued)

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to minimum rent over the remaining terms of the respective leases, including renewal options.

The Partnership allocates no value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they provide no incremental value over the Partnership's existing relationships.

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

In accordance with Statement 144, when the Partnership sells a property and will not have continuing involvement after disposition, the operations and cash flows of the property are eliminated and its operations and gain on sale are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also represented to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and it will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During the second quarter, the Partnership established a provision for loss of $500,000 to adjust an operating property sold in the third quarter to its estimated fair value. The provision for loss on properties subsequently sold to third parties is included as part of discontinued operations.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

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

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the nine months ended September 30, 2006 and 2005, the Company’s provision for federal and state income taxes was approximately $1.6 million and $4.0 million, respectively.

(e)	Deferred Costs

Deferred costs include deferred leasing costs and deferred loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $31.2 million and $30.6 million at September 30, 2006 and December 31, 2005, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.0 million and $11.1 million at September 30, 2006 and December 31, 2005, respectively.

(f)	Earnings per Unit and Treasury Stock

Basic net income per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted net income per unit also includes common unit equivalents for stock options, restricted stock and exchangeable operating partnership units, if dilutive. See note 11 for the calculation of earnings per unit (“EPU”).

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the consolidated statement of stockholders’ equity and comprehensive income (loss) and recorded in General Partner Preferred and Common Units of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

(g)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. Cash distributions of normal operating earnings from investments in real estate partnerships are included in cash flows from operations in the consolidated statements of cash flows. Cash distributions from the sale or loan proceeds from the placement of debt on a property included in investments in real estate partnerships is included in cash flows from investing activities in the consolidated statements of cash flows.

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

Regency grants stock-based compensation to its employees, all of which are employed by the Partnership. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership including stock options. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other stock-based awards granted under Regency's Long-Term Omnibus Plan. Accordingly, Regency's ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and generally, the approach is similar to that described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statements of operations based on their fair values and pro-forma disclosure is no longer an alternative. Statement 123(R) was effective for fiscal years beginning after December 31, 2005, however the Partnership elected early adoption effective January 1, 2005. As permitted by Statement 123(R), the Partnership applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

(j)	Segment Reporting

The Partnership’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Partnership actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes. The Partnership’s revenue and net income are generated from the operation of its investment portfolio. The Partnership also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

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

To determine the fair value of derivative instruments, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 8 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

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

At September 30, 2006, the Partnership held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $7.9 million at September 30, 2006 as compared to their carrying value of $1.3 million. The Partnership has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Partnership is currently evaluating the guidance in this Bulletin.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Partnership does not believe adoption of this Statement will have a material effect on its financial statements.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

(m)	Recent Accounting Pronouncements (continued)

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

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, which became effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP has not had a material effect on the Partnership’s consolidated financial statements.

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

On April 11, 2006, the Partnership acquired a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. In accordance with Statement 141, acquired lease itangible assets and acquired lease intangible liabilities of $6.1 million and $5.0 million, respectively were recorded for this acquisition. The acquisition was accounted for as a purchase business combination and the results of its operations are included in the consolidated financial statements from the date of acquisition.

3.	Discontinued Operations

RCLP maintains a conservative capital structure to fund its growth programs without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets RCLP’s investment standards. This recycling strategy calls for the Partnership to sell properties that do not measure up to its standards and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

3.	Discontinued Operations (continued)

During the three months ended September 30, 2006, the Partnership sold one operating property for a gain of $19,583 which is included in discontinued operations and classified four properties as held-for-sale which are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006 and 2005 as well as operating properties held for sale, were $1.3 million and $5.0 million for the three months ended September 30, 2006 and 2005, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows (in thousands):

	For the three months ended
	September 30, 2006		September 30, 2005
	Operating Income	Gain on Sale of Properties	Operating Income	Gain on Sale of Properties

Operations and gain	$404	27	2,121	14,341
Less: Income taxes	—	—	35	522

Discontinued operations, net	$404	27	2,086	13,819

During the nine months ended September 30, 2006, the Partnership sold 100% of its interest in five properties for net proceeds of $78.9 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006 and 2005 as well as operating properties held for sale, were $5.2 million and $20.2 million for the nine months ended September 30, 2006 and 2005, respectively. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes as follows (in thousands):

	For the nine months ended
	September 30, 2006		September 30, 2005
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of Properties

Operations and gain	$1,284	34,010	7,397	33,837
Less: Income taxes	—	—	129	3,285

Discontinued operations, net	$1,284	34,010	7,268	30,552

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

4.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities and do not require consolidation under EITF 04-5, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Partnership's combined investment in these partnerships was $426.5 million and $545.6 million at September 30, 2006 and December 31, 2005, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized to equity in income (loss) of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners, as described below. In addition to the Partnership earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, and acquisition and disposition services. During the nine months ended September 30, 2006 and 2005, the Partnership received fees from these joint ventures of $24.2 million and $22.8 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of September 30, 2006, Columbia owned 20 shopping centers, had total assets of $557.8 million, and net income of $8.2 million. The Partnership’s share of Columbia’s total assets and net income was $123.8 million and $1.6 million, respectively. During 2006 Columbia acquired four shopping centers from third parties for $97.0 million. The Partnership contributed $9.6 million for its proportionate share of the purchase price, which was net of $36.4 million of assumed mortgage debt and $13.3 million of financing obtained by Columbia.

The Partnership co-invests with the California State Teachers' Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which the Partnership has an ownership interest of 25%. As of September 30, 2006, RegCal owned eight shopping centers, had total assets of $171.8 million, and net income of $1.2 million. The Partnership’s share of RegCal’s total assets and net income was $42.9 million and $363,543, respectively. During 2006, RegCal acquired one shopping center from an unrelated party for a purchase price of $26.0 million. The Partnership contributed $2.6 million for its proportionate share of the purchase price, which was net of financing obtained by RegCal.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR I”), and two in which it has an ownership interest of 24.95% (collectively, “MCWR II”).

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

4.	Investments in Real Estate Partnerships (continued)

As of September 30, 2006, MCWR I owned 51 shopping centers, had total assets of $734.9 million, and net income of $13.4 million. RCLP’s share of MCWR I’s total assets and net income was $184.0 million and $4.2 million, respectively. During 2006 MCWR I purchased one shopping center from a third party for $25.0 million. The Partnership contributed $748,466 for its proportionate share of the purchase price, which was net of $12.5 million of assumed mortgage debt and $10.4 million in 1031 proceeds. During 2006, MCWR I sold one shopping center to an unrelated party for $18.2 million for a gain of $5.2 million.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, the Partnership sold a portion of its investment in MCWR II to MCW which reduced its ownership interest from 35% to

24.95% for net cash of $113.2 million which is reflected in proceeds from sale of real estate investments in the consolidated statements of cash flows. The proceeds from the sale were used to reduce the unsecured line of credit. At September 30, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by RCLP and 0.1% by US Manager. Including its 50% share of US Manager, RCLP’s effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

RCLP was paid an acquisition fee by MCWR II related to the acquisition of the First Washington Portfolio in 2005. RCLP has the ability to receive additional acquisition fees of approximately $14.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Partnership. As of September 30, 2006, $9.0 million of the Contingent Acquisition Fees was earned and approximately $6.8 million was recognized by the Partnership.

As of September 30, 2006, MCWR II owned 98 shopping centers, had total assets of $2.7 billion and recorded a net loss of $20.8 million. RCLP’s share of MCWR II’s total assets and net loss was $680.7 million and $6.2 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2006, MCWR II acquired four development properties from the Partnership for a net sales price of $62.4 million and RCLP received cash of $58.4 million. During 2006, MCWR II sold seven shopping centers for $110.9 million to unrelated parties for a gain of $1.7 million.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

4.	Investments in Real Estate Partnerships (continued)

For those properties acquired from third parties, the Partnership is required to contribute its pro-rata share of the purchase price to the partnerships.

The Partnership’s investments in real estate partnerships as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$59,985	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	6,878	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	237,399	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	2,040	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,050	36,659
Cameron Village LLC (Columbia)	30.00%	20,886	21,633
Columbia Regency Partners II (Columbia)	20.00%	11,556	2,093
RegCal, LLC (RegCal)	25.00%	17,042	14,921
Other investments in real estate partnerships	50.00%	34,658	37,334

Total		$426,494	545,617

(1)	At December 31, 2005, RCLP’s ownership interest in Macquarie CountryWide- Regency II was 35%.

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	September 30, 2006	December 31, 2005

Investment in real estate, net	$3,978,185	3,957,507
Acquired lease intangible assets, net	204,850	259,033
Other assets	115,807	102,041

Total assets	$4,298,842	4,318,581

Notes payable	$2,392,064	2,372,601
Acquired lease intangible liabilities, net	72,694	86,108
Other liabilities	74,475	75,282
Members’ capital	1,759,609	1,784,590

Total liabilities and equity	$4,298,842	4,318,581

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion as of September 30, 2006 and December 31, 2005, and the Partnership’s proportionate share of these loans was $599.2 million and $764.2 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s guarantee does not extend beyond its ownership percentage of the joint venture.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

4.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total revenues	$103,134	103,520	304,950	203,728

Operating expenses:
Depreciation and amortization	42,080	57,641	130,444	91,471
Operating and maintenance	14,023	12,589	41,783	27,669
General and administrative	1,659	1,454	5,719	4,354
Real estate taxes	11,733	12,464	35,734	23,698

Total operating expenses	69,495	84,148	213,680	147,192

Other expense (income):
Interest expense, net	31,965	30,439	93,666	53,251
(Gain) on sale of real estate	(1,906)	(837)	(6,806)	(340)
Other expense (income)	88	320	236	(364)

Total other expense (income)	30,147	29,922	87,096	52,547

Net income (loss)	$3,492	(10,550)	4,174	3,989

5.	Notes Receivable

The Partnership has notes receivables outstanding of $21.9 million and $46.5 million at September 30, 2006 and December 31, 2005, respectively. The notes bear interest ranging from 6.75% to 8.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Partnership has acquired lease intangible assets of $13.2 million of which $12.6 million relates to in-place leases at September 30, 2006. These in-place leases have a remaining weighted average amortization period of approximately 6.3 years and the aggregate amortization expense was approximately $3.0 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively. The Partnership has above market lease intangible assets of $658,512 recorded net of a reduction to minimum rent of $46,370 at September 30, 2006. The remaining weighted average amortization period is approximately 6.8 years. Acquired lease intangible liabilities are all related to below-market rents and recorded net of previously accreted minimum rent of $3.9 million and $2.9 million at September 30, 2006 and December 31, 2005, respectively. The remaining weighted average accretion period is approximately 7.5 years.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

7.	Notes Payable and Unsecured Line of Credit

The Partnership's outstanding debt at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$194,695	175,403
Variable rate mortgage loans	77,494	77,906
Fixed rate unsecured loans	1,198,778	1,198,633

Total notes payable	1,470,967	1,451,942
Unsecured Line of Credit	158,000	162,000

Total	$1,628,967	1,613,942

The Partnership has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term which expires in 2007 with a one-year extension at the Partnership’s option with an interest rate of LIBOR plus .75%. At September 30, 2006, the balance on the Line was $158 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 6.125% and 5.125% at September 30, 2006 and December 31, 2005, respectively.

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

The fair value of the Partnership's variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and average maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Partnership, the fair value of notes payable and the Line is approximately $1.6 billion at September 30, 2006.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

7.	Notes Payable and Unsecured Line of Credit (continued)

As of September 30, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Scheduled Principal Payments by Year
Current year	$1,041	—	1,041
2007 (includes the Line)	3,577	258,967	262,544
2008	3,429	19,620	23,049
2009	3,435	53,090	56,525
2010	3,281	177,203	180,484
2011	3,289	251,115	254,404
Beyond 5 Years	8,552	840,270	848,822
Unamortized debt premiums	—	2,098	2,098

Total	$26,604	1,602,363	1,628,967

8.	Derivative Financial Instruments

The Partnership is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $200 million ten-year fixed rate financing expected to occur in 2010 and $200 million of ten-year fixed rate financing to occur in 2011. The change in fair value of these swaps generated a liability of $2.6 million at September 30, 2006, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million. During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense that will be recorded in 2006 related to the settlement of these swaps is approximately $1.3 million and the unamortized balance at September 30, 2006 is $10.7 million.

All of these swaps qualify for hedge accounting under Statement 133. Realized losses associated with the swaps settled in 2005 and 2003 and unrealized losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the Company’s consolidated statement of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. Unrealized losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

9.	Regency’s Stockholders' Equity and Partners’ Capital

(a)	Preferred Units

At September 30, 2006 and December 31, 2005, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

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

Terms and conditions for the Series D Preferred Units outstanding as of September 30, 2006 and December 31, 2005 are summarized as follows:

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

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the three series of Preferred stock outstanding as of September 30, 2006 and December 31, 2005 are summarized as follows:

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

(b)	Preferred Units of General Partner and Regency Preferred Stock (continued)

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

10.	Stock-Based Compensation

The Partnership recorded stock-based compensation expense as follows, the components of which are further described below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Restricted stock	$4,136	4,447	12,538	13,709
Stock options	240	825	720	1,080

Total	$4,376	5,272	13,258	14,789

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At September 30, 2006, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

10.	Stock-Based Compensation (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

No options were granted during the three month period ending September 30, 2006.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

10.	Stock-Based Compensation (continued)

The following table reports stock option activity during the nine month period ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding—December 31, 2005	2,024,900	$47.91
Reload option	7,014	67.04
Exercised	(577,425)	47.23		$10,235

Outstanding – March 31, 2006	1,454,489	48.27	8.3
Reload option	596	62.70
Exercised	(24,058)	42.48		$487
Forfeited	(13,283)	51.36

Outstanding – June 30, 2006	1,417,744	48.35	8.0	19,568
Exercised	(12,878)	42.37		$314

Outstanding – September 30, 2006	1,404,866	$48.40	7.7	$28,599

Exercisable—September 30, 2006	839,415	$46.41	7.3	$18,760

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

10.	Stock-Based Compensation (continued)

The following table presents information regarding unvested option activity during the period ended September 30, 2006:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2005	779,145	$5.86
Less: 2006 Vesting	200,411	5.75
Less: Forfeited	13,283	5.90

Non-vested at September 30, 2006	565,451	$5.90

As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized through 2008.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

10.	Stock-Based Compensation (continued)

As of September 30, 2006, there was $26.9 million of total unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the Company’s consolidated statement of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost will be recognized over the next four years through 2010.

The following table reports restricted stock activity during the period ended September 30, 2006:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2005	923,765
Shares Granted	280,208		$64.14
Shares Vested and Distributed	(412,696)	$26,309
Forfeited	(3,134)		$39.01

Unvested at September 30, 2006	788,143	$54,193

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

11.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended September 30, 2006 and 2005, respectively (in thousands except per unit data):

	2006	2005
Numerator:
Income from continuing operations	$45,305	19,704
Discontinued operations	431	15,905

Net income	45,736	35,609
Less: Preferred unit distributions and original issuance costs	5,850	7,449

Net income for common unit holders	39,886	28,160
Less: Dividends paid on unvested restricted stock	307	340

Net income for common units holders—basic	39,579	27,820
Add: Dividends paid on Treasury Method restricted stock	55	87

Net income for common unit holders—diluted	$39,634	27,907

Denominator:
Weighted average common units outstanding for basic EPU	69,063	66,776
Incremental units to be issued under common stock options using the Treasury method	326	342
Incremental units to be issued under unvested restricted stock using the Treasury method	92	159

Weighted average common units outstanding for diluted EPU	69,481	67,277

Income per common unit—basic
Income from continuing operations	$0.56	0.18
Discontinued operations	0.01	0.24

Net income for common unit holders per unit	$0.57	0.42

Income per common unit—diluted
Income from continuing operations	$0.56	0.18
Discontinued operations	0.01	0.23

Net income for common unit holders per unit	0.57	0.41

The exchangeable operating partnership units were anti-dilutive to diluted EPU for the three months ended September 30, 2006 and 2005, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPU.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

11.	Earnings per Unit (continued)

The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended September 30, 2006 and 2005, respectively (in thousands except per unit data):

	2006	2005
Numerator:
Income from continuing operations	$121,797	86,037
Discontinued operations	35,294	37,820

Net income	157,091	123,857
Less: Preferred unit distributions and original issuance costs	17,550	18,999

Net income for common unit holders	139,541	104,858
Less: Dividends paid on unvested restricted stock	922	1,019

Net income for common units holders—basic	138,619	103,839
Add: Dividends paid on Treasury Method restricted stock	152	202

Net income for common unit holders—diluted	$138,771	104,041

Denominator:
Weighted average common units outstanding for basic EPU	68,875	64,857
Incremental units to be issued under common stock options using the Treasury method	309	217
Incremental units to be issued under unvested restricted stock using the Treasury method	85	123
Incremental units to be issued under Forward Equity Offering using the Treasury method	—	199

Weighted average common units outstanding for diluted EPU	69,269	65,396

Income per common unit—basic
Income from continuing operations	$1.50	1.01
Discontinued operations	0.51	0.59

Net income for common unit holders per unit	$2.01	1.60

Income per common unit—diluted
Income from continuing operations	$1.49	1.01
Discontinued operations	0.51	0.58

Net income for common unit holders per unit	$2.00	1.59

The exchangeable operating partnership units were anti-dilutive to diluted EPU for the nine months ended September 30, 2006 and 2005, therefore, the units and the related minority interest of exchangeable operating partnership units are excluded from the calculation of diluted EPU.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2006

12.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $4.0 million, all of which has been accrued. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material affect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

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

Currently, we operate and manage a real estate investment portfolio that totals $7.7 billion at cost before depreciation with 399 shopping centers in 28 states and the District of Columbia, including approximately $4.2 billion in real estate assets composed of 183 shopping centers owned by unconsolidated joint ventures in 24 states and the District of Columbia. Portfolio information is presented (a) on a combined basis, including unconsolidated joint ventures (“Combined Basis”), (b) on a basis that excludes the unconsolidated joint ventures (“Consolidated Properties”) and (c) on a basis that includes only the unconsolidated joint ventures (“Unconsolidated Properties”). We believe that providing our shopping center portfolio information under these methods provides a more complete understanding of the properties that we own, including those that we partially own and for which we provide property and asset management services. At September 30, 2006, our gross leasable area (“GLA”) on a Combined Basis totaled 47.5 million square feet and was 90.9% leased. The portfolio contains 53.4 million square feet when anchor owned buildings are included. The GLA for the 216 Consolidated Properties totaled 25.3 million square feet and was 87.3% leased, including shopping centers under construction and partially pre-leased. The GLA for the Unconsolidated Properties totaled 22.2 million square feet and was 95.1% leased.

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

RCLP intends to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our investment standards. Properties that no longer measure up to our standards are sold in combination with non-core development sales. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on grocery and discount (Target and Wal-Mart) anchored shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers and industry consolidation could result in grocery store closings. We closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice such as the video rental format. We also continue to monitor retail trends and merchandise our shopping centers based on consumer demand. A significant slowdown in the demand for new shopping centers could cause a corresponding reduction in our shopping center development program that would likely reduce our future operating revenues related to rental income, recoveries of operating expenses and gains from development sales; as well as, increase our operating expenses as a result of reducing our capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). We believe that the presence of our development teams in key markets and their excellent relationships with leading anchor tenants will enable us to sustain our development program.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	September 30, 2006	December 31, 2005
Number of Properties (a)	399	393
Number of Properties (b)	216	213
Number of Properties (c)	183	180

Properties in Development (a)	39	31
Properties in Development (b)	38	30
Properties in Development (c)	1	1

Gross Leaseable Area (a)	47,477,308	46,243,139
Gross Leaseable Area (b)	25,268,328	24,382,276
Gross Leaseable Area (c)	22,208,980	21,860,863

Percent Leased (a)	90.9%	91.3%
Percent Leased (b)	87.3%	88.0%
Percent Leased (c)	95.1%	95.1%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	September 30, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	70	9,468,347	19.9%	90.1%	70	8,855,638	19.2%	93.3%
Florida	53	6,076,824	12.8%	93.7%	51	5,912,994	12.8%	94.5%
Texas	40	5,263,495	11.1%	84.9%	38	5,029,590	10.9%	84.7%
Virginia	34	4,000,210	8.4%	92.8%	31	3,628,732	7.8%	95.0%
Georgia	32	2,735,442	5.8%	93.6%	33	2,850,662	6.2%	95.4%
Colorado	22	2,441,186	5.1%	92.3%	22	2,507,634	5.4%	84.3%
Ohio	16	2,293,963	4.8%	75.5%	16	2,045,260	4.4%	82.3%
Illinois	16	2,266,799	4.8%	95.5%	17	2,410,178	5.2%	95.9%
North Carolina	15	2,119,322	4.5%	92.7%	15	2,114,667	4.6%	91.7%
Maryland	18	2,058,954	4.3%	93.8%	21	2,435,783	5.3%	93.6%
Pennsylvania	12	1,633,373	3.4%	89.3%	13	1,665,005	3.6%	75.3%
Washington	11	1,172,599	2.5%	94.2%	12	1,334,337	2.9%	93.6%
Oregon	9	925,729	2.0%	96.8%	8	854,729	1.8%	97.1%
Delaware	5	654,687	1.4%	91.6%	5	654,687	1.4%	90.3%
South Carolina	8	522,027	1.1%	96.2%	6	624,450	1.4%	97.4%
Arizona	4	496,087	1.0%	99.4%	8	522,027	1.1%	96.0%
Tennessee	7	488,050	1.0%	94.4%	4	496,087	1.1%	99.4%
Minnesota	3	483,938	1.0%	96.5%	2	299,097	0.6%	97.3%
Massachusetts	2	466,982	1.0%	98.5%	—	—	—	—
Michigan	4	303,412	0.6%	89.9%	3	282,408	0.6%	95.5%
Kentucky	2	302,670	0.6%	95.0%	2	302,670	0.7%	94.7%
Wisconsin	2	269,128	0.6%	98.1%	3	372,382	0.8%	94.4%
Alabama	3	267,689	0.6%	84.4%	3	267,689	0.6%	84.8%
Indiana	4	181,363	0.4%	75.6%	3	229,619	0.5%	84.3%
Connecticut	1	167,230	0.4%	100.0%	1	167,230	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	125,173	0.3%	70.5%	2	112,752	0.2%	67.8%
Nevada	1	119,313	0.3%	87.4%	1	93,516	0.2%	73.6%
Dist. of Columbia	1	16,834	—	100.0%	1	16,834	—	100.0%

Total	399	47,477,308	100.0%	90.9%	393	46,243,139	100.0%	91.3%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties:

	September 30, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	6,041,120	23.9%	86.4%	45	5,319,464	21.8%	91.2%
Florida	35	4,100,006	16.2%	93.7%	35	4,185,221	17.2%	95.6%
Texas	29	3,931,100	15.6%	81.9%	30	3,890,913	16.0%	81.6%
Ohio	15	2,185,040	8.6%	74.4%	15	1,936,337	7.9%	81.5%
Georgia	16	1,408,408	5.6%	91.4%	16	1,410,412	5.8%	93.7%
Colorado	14	1,254,632	5.0%	89.4%	14	1,321,080	5.4%	73.4%
Virginia	10	1,090,877	4.3%	88.6%	9	973,744	4.0%	93.5%
North Carolina	8	873,315	3.5%	97.2%	9	970,506	4.0%	96.6%
Pennsylvania	3	571,954	2.3%	75.5%	3	573,410	2.3%	37.0%
Oregon	6	571,059	2.3%	96.8%	5	500,059	2.0%	97.4%
Washington	6	555,581	2.2%	89.6%	7	717,319	2.9%	89.4%
Tennessee	7	488,050	1.9%	94.4%	6	624,450	2.6%	97.4%
Illinois	3	415,011	1.6%	94.0%	3	415,011	1.7%	95.6%
Arizona	3	388,440	1.5%	99.2%	3	388,440	1.6%	99.3%
Michigan	4	303,412	1.2%	89.9%	3	282,408	1.1%	95.5%
Massachusetts	1	281,703	1.1%	97.6%	—	—	—	—
Delaware	2	240,418	0.9%	99.1%	2	240,418	1.0%	97.8%
Maryland	1	130,565	0.5%	53.8%	1	121,050	0.5%	49.6%
New Hampshire	2	125,173	0.5%	70.5%	2	112,752	0.5%	67.8%
Nevada	1	119,313	0.5%	87.4%	1	93,516	0.4%	73.6%
South Carolina	1	76,541	0.3%	90.5%	2	140,900	0.6%	91.2%
Alabama	1	74,131	0.3%	95.2%	1	74,131	0.3%	96.8%
Indiana	2	42,479	0.2%	30.1%	1	90,735	0.4%	72.2%

Total	216	25,268,328	100.0%	87.3%	213	24,382,276	100.0%	88.0%

The Consolidated Properties are encumbered by mortgage loans of $272.2 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties owned in joint ventures:

	September 30, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	24	3,427,227	15.4%	96.7%	25	3,536,174	16.2%	96.5%
Virginia	24	2,909,333	13.1%	94.4%	22	2,654,988	12.2%	95.6%
Florida	18	1,976,818	8.9%	93.8%	16	1,727,773	7.9%	91.7%
Maryland	17	1,928,389	8.7%	96.5%	20	2,314,733	10.6%	95.9%
Illinois	13	1,851,788	8.3%	95.8%	14	1,995,167	9.1%	95.9%
Texas	11	1,332,395	6.0%	93.7%	8	1,138,677	5.2%	95.4%
Georgia	16	1,327,034	6.0%	96.0%	17	1,440,250	6.6%	97.0%
North Carolina	7	1,246,007	5.6%	89.5%	6	1,144,161	5.2%	87.6%
Colorado	8	1,186,554	5.3%	95.4%	8	1,186,554	5.4%	96.3%
Pennsylvania	9	1,061,419	4.8%	96.7%	10	1,091,595	5.0%	95.5%
Washington	5	617,018	2.8%	98.3%	5	617,018	2.8%	98.4%
Minnesota	3	483,938	2.2%	96.5%	2	299,097	1.4%	97.3%
South Carolina	7	445,486	2.0%	97.2%	6	381,127	1.7%	97.9%
Delaware	3	414,269	1.9%	87.2%	3	414,269	1.9%	85.9%
Oregon	3	354,670	1.6%	96.7%	3	354,670	1.6%	96.6%
Kentucky	2	302,670	1.4%	95.0%	2	302,670	1.4%	94.7%
Wisconsin	2	269,128	1.2%	98.1%	3	372,382	1.7%	94.4%
Alabama	2	193,558	0.9%	80.2%	2	193,558	0.9%	80.2%
Massachusetts	1	185,279	0.8%	100.0%	—	—	—	—
Connecticut	1	167,230	0.7%	100.0%	1	167,230	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	89.5%	2	138,884	0.6%	92.2%
Ohio	1	108,923	0.5%	97.6%	1	108,923	0.5%	97.6%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Dist. of Columbia	1	16,834	0.1%	100.0%	1	16,834	0.1%	100.0%

Total	183	22,208,980	100.0%	95.1%	180	21,860,863	100.0%	95.1%

The Unconsolidated Properties are encumbered by mortgage loans of $2.3 billion.

The following summarizes the four largest grocery tenants occupying our shopping centers at September 30, 2006:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	67	9.6%	6.7%
Publix	65	6.2%	4.0%
Safeway	68	5.9%	4.1%
Super Valu	35	3.6%	3.0%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

Liquidity and Capital Resources

General

We expect that cash generated from operating activities, including gains from the sale of real estate, will provide the necessary funds on a short-term basis to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and distributions to unit holders. Net cash provided by operating activities was $163.2 million and $144.6 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, our gains from the sale of real estate were $74.7 million and $47.7 million, the details of which are discussed below under Shopping Center Developments, Acquisitions and Sales. For the nine months ended September 30, 2006 and 2005, we incurred capital expenditures of $8.3 million and $8.2 million to improve our shopping centers, we paid scheduled principal payments of $3.3 million and $4.3 million to our lenders on mortgage loans, and we paid distributions to our unit holders of $132.9 million and $126.3 million, respectively. The increase in distributions of 5% during 2006 was primarily related to the Company’s $200 million equity offering as described below under Equity Capital Transactions and an annual dividend rate increase of 8.2% in 2006.

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

We expect to meet long-term capital requirements for redeemable preferred stock and units, maturing debt, the acquisition of real estate, investments in joint ventures, and the renovation or development of shopping centers from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt or our line of credit, and (v) equity raised in the private or public markets. At September 30, 2006, Regency had an unlimited amount under their shelf registration for equity securities based on the new SEC rules and RCLP had $600 million available for debt under its shelf registration.

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

Shopping Center Developments, Acquisitions and Sales

On a Consolidated Basis, we had 38 properties under construction or undergoing major renovations at September 30, 2006, which, when completed, will represent an investment of $1.1 billion. We estimate that we will earn an average return on our investment on these projects of 9.4% at completion based upon standard underwriting guidelines and 8.9% after including direct internal costs related to development activities. These average returns are approximately 50 basis points less than our experience one year ago which is primarily the result of higher costs associated with the acquisition of land and construction. While the average return on investment has decreased from historical experience, the Partnership believes the return on a risk adjusted basis is adequate. Costs necessary to complete the current in process developments are estimated to be $579.0 million and will likely be expended through 2009. The costs to complete these developments will be funded from the Partnership’s unsecured line of credit, which had $342 million of available funding at September 30, 2006, and also from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

During 2006, we sold 100% of our interest in five properties for net proceeds of $78.9 million. The operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. The revenues from properties included in discontinued operations were $5.2 million and $20.2 million for the nine months ended September 30, 2006 and 2005, respectively.

On April 11, 2006, we acquired a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. The acquisition was accounted for as a business combination purchase and the results of its operations are included in the consolidated financial statements from the date of acquisition.

Off Balance Sheet Arrangements

Investments in Unconsolidated Real Estate Partnerships

At September 30, 2006, we had investments in real estate partnerships of $426.5 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at September 30, 2006 and December 31, 2005 (dollars in thousands):

	2006	2005
Number of Joint Ventures	15	15
RCLP’s Ownership	20%-50%	20%-50%
Number of Properties	183	180

Combined Assets	$4,298,842	$4,318,581
Combined Liabilities	2,539,233	2,533,991
Combined Equity	1,759,609	1,784,590

RCLP’s Share of (1) :
Assets	$1,086,440	$1,383,069
Liabilities	636,658	818,439

(1)	Pro rata financial information is not, and is not intended to be, a presentation in accordance with generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its unconsolidated real estate partnership activities on the operations of RCLP, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners, as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, we receive fees for asset management, property management, and acquisition and disposition services. During the nine months ended September 30, 2006 and 2005, we received fees from these joint ventures of $24.2 million and $22.8 million, respectively.

Our investments in real estate partnerships as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$59,985	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	6,878	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	237,399	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	2,040	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,050	36,659
Cameron Village LLC (Columbia)	30.00%	20,886	21,633
Columbia Regency Partners II (Columbia)	20.00%	11,556	2,093
RegCal, LLC (RegCal)	25.00%	17,042	14,921
Other investments in real estate partnerships	50.00%	34,658	37,334

Total		$426,494	545,617

(1)	At December 31, 2005, our ownership interest in Macquarie CountryWide-Regency II was 35% prior to the partial sale which is described below.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of September 30, 2006, Columbia owned 20 shopping centers, had total assets of $557.8 million, and net income of $8.2 million for the nine months ended. Our share of Columbia’s total assets and net income was $123.8 million and $1.6 million, respectively. Our share of Columbia represents 3.3% of our total assets and 1.2% of our net income available for common unit holders. During the nine months ended September 30, 2006 Columbia acquired four shopping centers from unrelated parties for $97.0 million. We contributed $9.6 million for our proportionate share of the purchase price, which was net of $36.4 million of assumed mortgage debt and $13.3 million of financing obtained by Columbia.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture called (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2006, RegCal owned eight shopping centers, had total assets of $171.8 million, and had net income of $1.2 for the nine months ended. Our share of RegCal’s total assets and net income was $42.9 million and $363,543, respectively. Our share of RegCal represents 1.2% of our total assets and less than 1% of our net income available for common unit holders, respectively. During the nine months ended September 30, 2006 RegCal acquired one shopping center from an unrelated party for a purchase price of $26.0 million. We contributed $2.6 million for our proportionate share of the purchase price, which was net of financing obtained by RegCal.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), and two in which we have an ownership interest of 24.95% (“MCWR II).

As of September 30, 2006, MCWR I owned 51 shopping centers, had total assets of $734.9 million, and net income of $13.4 million. Our share of MCWR I’s total assets and net income was $184.0 million and $4.2 million, respectively. During the nine months ended September 30, 2006, MCWR I sold one shopping center for $18.2 million to an unrelated party for a gain of $5.2 million, and acquired one shopping center from an unrelated party for a purchase price of $25.0 million. We contributed $748,466 for our proportionate share of the purchase price, which was net of $12.5 million of assumed mortgage debt and $10.4 million in 1031 proceeds.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95%

by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, we sold a portion of our investment in MCWR II to MCW for net cash of $113.2 million and reduced our ownership interest from 35% to 24.95%, and recorded a gain on the partial sale of our interest of $9.5 million. The proceeds from the sale were used to reduce our unsecured line of credit. At September 30, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by RCLP and 0.1% by US Manager. Including our share of US Manager, our effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

As of September 30, 2006, MCWR II owned 98 shopping centers, had total assets of $2.7 billion and a net loss of $20.8 million. Our share of MCWR II’s total assets and net loss was $680.7 million and $6.2 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During the nine months ended September 30, 2006, MCWR II sold seven shopping centers for $110.9 million to unrelated parties for a gain of $1.7 million, and acquired four shopping centers from us for a net sales price of $62.4 million, for which we received cash of $58.4 million.

Our investment in the four joint ventures with MCW totals $306.3 million and represents 8.3% of our total assets at September 30, 2006. Our pro-rata share of the assets and net loss of these ventures was $864.7 million and $2.0 million, respectively, which represents 23.3% and less than 1% of our total assets and net income available for common unit holders, respectively.

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

The acquisition or sales of shopping centers and the net acquisitions or sales activities within our investments in real estate partnerships as described above are included in investing activities in the accompanying consolidated statements of cash flows. Net cash used in these investing activities was $6.3 million and $444.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Notes Payable

Outstanding debt at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$194,695	175,403
Variable rate mortgage loans	77,494	77,906
Fixed rate unsecured loans	1,198,778	1,198,633

Total notes payable	1,470,967	1,451,942
Unsecured Line of Credit	158,000	162,000

Total	$1,628,967	1,613,942

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

We have an unsecured revolving line of credit (the “Line”) with a commitment of $500 million, and the right to expand the Line by an additional $150 million subject to additional lender syndication. The balance of the Line on September 30, 2006 was $158.0 million. Contractual interest rates on the Line, which are based on LIBOR plus ..75%, were 6.125% and 5.125% at September 30, 2006 and December 31, 2005, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Secured Indebtedness to GAV and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

As of September 30, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,041	—	1,041
2007 (includes the Line)	3,577	258,967	262,544
2008	3,429	19,620	23,049
2009	3,435	53,090	56,525
2010	3,281	177,203	180,484
2011	3,289	251,115	254,404
Beyond 5 Years	8,552	840,270	848,822
Unamortized debt premiums	—	2,098	2,098

Total	$26,604	1,602,363	1,628,967

Our investments in real estate partnerships had notes and mortgage loans payable of $2.4 billion at September 30, 2006, which mature through 2028. Our proportionate share of these loans was $599.2 million, of which 93.1% had average fixed interest rates of 5.19% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 100 to 125 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we consider entering into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $200 million ten-year fixed rate financing expected to occur in 2010 and $200 million of ten-year fixed rate financing to occur in 2011. The change in fair value of these swaps was a liability of $2.6 million at September 30, 2006, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of changes in partners’ capital and comprehensive income (loss).

At September 30, 2006, 85.5% of our total debt had fixed interest rates, compared with 85.1% at December 31, 2005. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. At September 30, 2006, our variable rate debt represented 14.5% of our total debt. Based upon the variable interest-rate debt outstanding at September 30, 2006, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.4 million.

Equity Capital Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At September 30, 2006 and December 31, 2005, only the Series D Preferred Units were outstanding, had a face value of $50 million, and had a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Units of General Partner and Regency Preferred Stock

As of September 30, 2006 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

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

In summary, net cash used in financing activities was $161.0 million for the nine months ended September 30, 2006 and net cash provided by financing activities was $236.0 million for the nine months ended September 30, 2005.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we were to determine that the development of a specific project undergoing due diligence was no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest capitalization when the property is available for occupancy upon substantial completion of tenant improvements. We have an investment services group with an established infrastructure that supports the due diligence, land acquisition, construction, leasing and financial analysis of our development program. All direct internal costs related to development activities are capitalized as part of each develoment project. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses.

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

Investments in Real Estate Joint Ventures – In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the shopping centers held in the joint ventures in the same way that we conduct the business of our wholly-owned shopping centers; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures and the fees that we earn. We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities and do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

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

Recent Accounting Pronouncements

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. We are currently evaluating the guidance in this Bulletin.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on its financial statements.

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

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP has not had a material effect on the Partnership’s consolidated financial statements.

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

Results from Operations

Comparison of the three months ended September 30, 2006 to 2005

Our revenues increased by $15.3 million, or 17%, to $105.6 million in 2006. The increase in revenues was related to changes in occupancy in the portfolio of operating and development properties, growth in re-leasing rental rates and new rental revenues from new developments commencing operations in the current year. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect percentage rent based upon tenant sales. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. During the three months ended September 30, 2006, our minimum rent increased by $5.1 million, or 7%, and our recoveries from tenants increased $3.5 million or 18%. Percentage rent was $1.0 million in 2006, compared with $847,260 in 2005.

We receive fees for asset management, property management, and acquisition and disposition services that we provide to our joint ventures. During the three months ended September 30, 2006 and 2005, we received fees from these joint ventures of $5.2 million and $3.1 million, respectively.

The equity in income of real estate partnerships increased $4.5 million to income of $578,448 in 2006. The increase was a result of higher gains on the sale of operating properties by the joint ventures and lower amortization expense in 2006.

Our operating expenses increased by $4.0 million, or 8%, to $55.6 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $1.2 million, or 5%, for the three months ended September 30, 2006 to $23.7 million. This increase was primarily due to shopping center developments that recently began operating; and therefore, did not incur operating expenses for the comparable period in the previous year.

Our general and administrative expenses increased $1.6 million to $10.8 million during 2006. The increase is related to additional salary costs for new employees hired during 2005 and 2006 to manage the First Washington Portfolio under a property management agreement with MCWR II.

Our depreciation and amortization expense increased $2.3 million to $22.0 million in 2006 primarily related to new development properties placed in service in the current year that had no operations during the comparable prior year period.

Our net interest expense decreased $2.6 million to $20.1 million in 2006 from $22.7 million in 2005. This decrease is attributable to a higher level of interest incurred that is directly related to the construction of new shopping centers and therefore capitalized into properties under development. Average interest rates on our outstanding debt increased to 6.46% at September 30, 2006 compared to 6.32% at September 30, 2005.

Gains from the sale of operating properties and properties in development during the three month period in 2006 include $3.1 million from the sale of four out-parcels for proceeds of $13.5 million, and $12.3 million in gains from four shopping centers sold to joint ventures. In 2005, the gains from the sale of operating and development properties included $449,806 from the sale of five out-parcels for proceeds of $2.9 million and $3.3 million in gains from one shopping center sold to a joint venture. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

Income from discontinued operations was $429,286 in 2006 related to one operating property sold to an unrelated party for net proceeds of $10.0 million. Income from discontinued operations was

$15.9 million in 2005 related to one development and two operating properties sold to unrelated parties for net proceeds of $45.5 million and to the operations of shopping centers sold or classified as held-for-sale in 2006 as well as 2005. Our income from discontinued operations is shown net of income taxes totaling $557,044 for the three months ended September 30, 2005.

Net income for common unit holders increased $11.7 million to $39.9 million in 2006 as compared with $28.2 million in 2005 primarily related to the increase in gains from sales of real estate and rental revenues as discussed above. Diluted earnings per unit were $0.57 in 2006, compared with $0.41 in 2005, or 39% higher, a result of the increase in net income for common unit holders.

Comparison of the nine months ended September 30, 2006 to 2005

At September 30, 2006, on a Combined Basis, we were operating or developing 399 shopping centers, as compared to 393 shopping centers at the end of 2005. We identify our shopping centers as either development properties or operating properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At September 30, 2006, on a Combined Basis, we were developing 39 properties, as compared to 31 properties at the end of 2005.

Our revenues increased by $24.3 million, or 8%, to $316.2 million in 2006. The increase in revenues was related to changes in occupancy in the portfolio of operating and development properties, growth in re-leasing rental rates and new rental revenues from new developments commencing operations in the current year. In addition to collecting minimum rent from our tenants for the GLA that they lease from us, we also collect percentage rent based upon tenant sales. Tenants are also responsible for reimbursing us for their pro-rata share of the expenses associated with operating our shopping centers. In 2006, our minimum rent increased by $16.2 million, or 8%, and our recoveries from tenants increased $5.0 million, or 8%. Percentage rent was $1.9 million in 2006, compared with $1.6 million in 2005.

We receive fees for asset management, property management, and acquisition and disposition services that we provide to our joint ventures. During the nine months ended September 30, 2006 and 2005, we received fees from these joint ventures of $24.2 million and $22.8 million, respectively.

The equity in income of real estate partnerships increased $1.6 million to $995,331 in 2006. The increase was a result of higher gains on the sale of operating properties by the joint ventures and lower amortization expense.

Our operating expenses increased by $16.2 million, or 10%, to $171.1 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below.

Our combined operating, maintenance, and real estate taxes increased by $3.1 million, or 5%, for the nine months ended September 30, 2006 to $70.0 million. This increase was primarily due to shopping center developments that recently began operating; and therefore, did not incur operating expenses for the comparable nine months ended in the previous year.

Our general and administrative expenses increased $5.2 million to $32.4 million during 2006. The increase is related to additional salary costs for new employees hired during 2005 and 2006 to manage the First Washington Portfolio under a property management agreement with MCWR II.

Our depreciation and amortization expense increased $5.5 million to $64.2 million in 2006 primarily related to new development properties placed in service in the current year that had no operations during the comparable nine months ended in the prior year.

Our net interest expense decreased $5.4 million to $59.2 million in 2006 from $64.6 million in 2005. This decrease is attributable to a higher level of interest incurred that is directly related to the construction of new shopping centers and therefore capitalized into properties under development. Average interest rates on our outstanding debt increased to 6.46% at September 30, 2006 compared to 6.32% at September 30, 2005. Our weighted average outstanding debt at September 30, 2006 and 2005 was $1.6 billion.

Gains from the sale of operating properties and properties in development during 2006 include $18.9 million from the sale of 21 out-parcels for proceeds of $48.1 million, $12.3 million from the sale of four shopping centers to joint ventures for proceeds of $58.4 million; and a $9.5 million gain related to the partial sale of our interest in MCWR II discussed previously. In 2005, the gains from the sale of operating and development properties included $6.2 million from the sale of 17 out-parcels and $7.7 million from the sale of shopping centers. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During the nine months ended September 30, 2006, we established a provision for loss of $500,000 to adjust an operating property expected to sell in the third quarter to its estimated fair value.

Income from discontinued operations was $35.3 million in 2006 related to five operating properties and one development property sold to unrelated parties for net proceeds of $81.0 million. Income from discontinued operations was $37.8 million in 2005 related to five operating and three development properties sold to unrelated parties for net proceeds of $107.3 million and to the operations of shopping centers sold or classified as held-for-sale in 2006 as well as 2005. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes totaling $3.4 million for the nine months ended September 30, 2005.

Net income for common unit holders increased $34.7 million to $139.5 million in 2006 as compared with $104.9 million in 2005 primarily related to the increase in gains from sales of real estate and rental revenues as discussed above. Diluted earnings per unit were $2.00 in 2006, compared with $1.59 in 2005, or 26% higher, a result of the increase in net income for common unit holders.

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

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of September 30, 2006, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$1,041	27,050	23,049	56,525	180,484	254,404	848,822	1,391,375	1,367,769
Average interest rate for all fixed rate debt	6.64%	6.61%	6.61%	6.56%	6.26%	5.78%	5.78%

Variable rate LIBOR debt	$—	235,494	—	—	—	—	—	235,494	235,494
Average interest rate for all variable rate debt	—	5.53%	—	—	—	—	—	—

As the table incorporates only those exposures that exist as of September 30, 2006, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Date: November 8, 2006	REGENCY CENTERS, L.P.
By: Regency Centers Corporation, General Partner

	By:	/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer