Form 10-K
period 2006-12-31
REGENCY CENTERS LP
filed 2007-03-01
CIK 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24763

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant’s telephone No.)

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

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, the size of our development program, earnings per unit, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; our inability to exercise voting control over the joint ventures through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; the ability to obtain governmental approvals; and meeting development schedules. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of RCLP appearing elsewhere within.

PART I

Item 1.	Business

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of the operating, investing and financing activities are performed through RCLP, it’s wholly owned subsidiaries, and through its investments in joint ventures with third parties. Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At December 31, 2006, we directly owned 218 shopping centers (the “Consolidated Properties”) located in 22 states representing 24.7 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $3.5 billion before depreciation. Through joint ventures, we own partial interests in 187 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 22.5 million square feet of GLA. Our investment, at cost, in the Unconsolidated Properties is $434.1 million. Certain portfolio information described within this Form 10-K is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through joint ventures. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide full property management, asset management, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 405 shopping centers located in 28 states and the District of Columbia and contains 47.2 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to market-leading grocers, major retail anchors, specialty side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these tenants. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering daily necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process – the Premier Customer Initiative (“PCI”) – to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for RCLP to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors, and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process can require up to 36 months, or longer, from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

We intend to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our investment standards. We sell the operating properties that no longer measure up to our standards. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to joint ventures or other third parties upon completion. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers also provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy.

Competition

We are among the largest publicly-held owners of shopping centers in the nation based on revenues, number of properties, gross leasable area and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition and operation of shopping centers which compete with us in our targeted markets. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental costs, tenant mix, property age and maintenance. We believe that our competitive advantages include our locations within our market areas, the design quality of our shopping centers, the strong demographics surrounding our shopping centers, our relationships with our anchor tenants and our side-shop and out-parcel retailers, our PCI program which allows us to provide retailers with multiple locations, our practice of maintaining and renovating our shopping centers, and our ability to source and develop new shopping centers.

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

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 21 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2006, we had 499 employees and we believe that our relations with our employees are good.

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

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	54	Chairman and Chief Executive Officer	1993

Mary Lou Fiala	55	President and Chief Operating Officer	1999

Bruce M. Johnson	59	Managing Director and Chief Financial Officer	1993

Brian M. Smith	52	Managing Director and Chief Investment Officer	2005(1)

(1)	Mr. Smith was appointed Chief Investment Officer for the Company in September 2005. Mr. Smith was previously Managing Director – Investments – Pacific, Mid-Atlantic and Northeast since 1999.

Company Website Access and SEC Filings

The Company’s website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, then we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

Our revenues and cash flow could be adversely affected by poor market conditions where properties are geographically concentrated.

RCLP’s performance depends on the economic conditions in markets in which our properties are concentrated. During the year ended December 31, 2006, our properties in California, Florida and Texas accounted for 45% of our consolidated net operating income. Our revenues and cash available for distribution to stockholders could be adversely affected by this geographic concentration if market conditions in these areas, such as an oversupply of retail space or a reduction in the demand for shopping centers, become more competitive relative to other geographic areas.

Loss of revenues from major tenants could reduce distributions to stockholders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway that occupy more than one center. Distributions to stockholders could be adversely affected by the loss of revenues in the event a major tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its lease;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

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

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains;

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	weakness in the national, regional and local economies;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	the adverse financial condition of some large retailing companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	increasing consumer purchases through catalogs or the Internet;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation and zoning laws; and

•	adverse government regulation.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space and our cash available for distribution to stockholders.

Unsuccessful development activities or a slowdown in development activities could reduce distributions to stockholders.

We actively pursue development activities as opportunities arise. Development activities require various government and other approvals for entitlements which can significantly delay the development process. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•

the risk that the current size and continued growth in our development pipeline will strain the organization’s capacity to complete the developments within the targeted timelines and at the expected returns on invested capital;

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development and construction process;

•	lack of cash flow during the construction period; and

•	the risk that occupancy rates and rents at a completed project will not be sufficient to make the project profitable.

If we sustain material losses due to an unsuccessful development project, our cash flow available for distribution to stockholders will be reduced. Our earnings and cash flow available for distribution to stockholders also may be reduced if we experience a significant slowdown in our development activities.

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

We compete in the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. We seek to maximize rents per square foot by establishing relationships with supermarket chains that are first or second in their markets or other category-leading anchors and leasing non-anchor space in multiple centers to national or regional tenants. We compete to develop properties by applying our proprietary research methods to identify development and leasing opportunities and by pre-leasing a significant portion of a center before beginning construction.

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

Risk Factors Related to Our Joint Ventures and Acquisition Structure

We do not have voting control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

We have invested as a co-venturer in the acquisition or development of properties. As of December 31, 2006, our investments in real estate partnerships represented 11.8% of our total assets. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures. The co-venturer might (1) have interests or goals that are inconsistent with our interests or goals or (2) otherwise impede our objectives. The co-venturer also might become insolvent or bankrupt.

Our joint ventures account for a significant portion of our revenues and net income in the form of management fees and are an important part of our growth strategy. The termination of our joint ventures could adversely affect distributions to stockholders.

Our management fee income has increased significantly as our participation in joint ventures has increased. If joint ventures owning a significant number of properties were dissolved for any reason, we would lose the asset management and property management fees from these joint ventures, which could adversely affect the amount of cash available for distribution to stockholders.

In addition, termination of the joint ventures without replacing them with new joint ventures could adversely affect our growth strategy. Property sales to the joint ventures provide us with an important source of funding for additional developments and acquisitions. Without this source of capital, our ability to grow and to increase distributions to stockholders could be adversely affected.

Our partnership structure may limit our flexibility to manage our assets.

Regency invests in retail shopping centers through Regency Centers, L.P., the operating partnership in which we currently own 99% of the outstanding common partnership units. From time to time, we acquire properties through our operating partnership in exchange for limited partnership interests. This acquisition structure may permit limited partners who contribute properties to us to defer some, if not all, of the income tax liability that they would incur if they sold the property.

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

Risk Factors Related to Our Capital Recycling and Capital Structure

An increase in market capitalization rates could reduce the value of the centers we sell, requiring us to sell more properties than initially planned in order to fund our development program. An increase in property dispositions would dilute our earnings.

As part of our capital recycling program, we sell operating properties that no longer meet our investment standards. We also develop certain retail centers because of their attractive margins with the intent of selling them to joint ventures or other third parties for a profit. These sale proceeds are used to fund the construction of new developments. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on our capital recycling program by reducing the amount of cash generated and profits realized. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which would have a dilutive impact on our earnings.

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

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our revolving line of credit and our unsecured notes contain customary covenants, including compliance with financial ratios, such as ratios of total debt to gross asset value and fixed charge coverage ratios. Our line of credit also restricts our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of these covenants, the resulting default could cause the acceleration of our indebtedness, even in the absence of a payment default. If we are not able to refinance our indebtedness after a default, or unable to refinance our indebtedness on favorable terms, distributions to stockholders and our financial condition would be adversely affected.

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

The annual dividend rate on Regency’s common stock as a percentage of its market price may influence the trading price of Regency’s stock. An increase in market interest rates may lead purchasers to demand a higher annual dividend rate, which could adversely affect the market price of our stock. A decrease in the market price of Regency’s common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing shareholders.

Risk Factors Related to Federal Income Tax Laws

If Regency fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that Regency qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If Regency qualifies as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the IRS or a court would agree with the positions we have taken in interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold many of our assets through joint ventures and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

Also, unless the IRS granted us relief under certain statutory provisions, Regency would remain disqualified as a REIT for four years following the year we first failed to qualify. If Regency failed to qualify as a REIT, we would have to pay significant income taxes. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

Even if Regency qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

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

Regency’s articles of incorporation authorize our board of directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock could have the effect of delaying or preventing a change in control even if a change in control were in our stockholders’ interest. The provisions of the Florida Business Corporation Act regarding control share acquisitions and affiliated transactions could also deter potential acquisitions by preventing the acquiring party from voting the common stock it acquires or consummating a merger or other extraordinary corporate transaction without the approval of Regency’s disinterested stockholders.

Item 1B.	Unresolved Staff Comments

The Partnership has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2006 that remain unresolved.

Item 2.	Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated joint ventures):

	December 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	9,521,497	20.2%	88.6%	70	8,855,638	19.2%	93.3%
Florida	55	6,175,929	13.1%	93.1%	51	5,912,994	12.8%	94.5%
Texas	39	4,779,440	10.1%	86.1%	38	5,029,590	10.9%	84.7%
Virginia	33	3,884,864	8.2%	94.1%	31	3,628,732	7.8%	95.0%
Georgia	32	2,735,441	5.8%	92.6%	33	2,850,662	6.2%	95.4%
Colorado	21	2,345,224	5.0%	91.8%	22	2,507,634	5.4%	84.3%
Ohio	16	2,292,515	4.9%	85.3%	16	2,045,260	4.4%	82.3%
Illinois	16	2,256,682	4.8%	95.8%	17	2,410,178	5.2%	95.9%
North Carolina	16	2,193,420	4.6%	92.4%	15	2,114,667	4.6%	91.7%
Maryland	18	2,058,329	4.4%	94.6%	21	2,435,783	5.3%	93.6%
Pennsylvania	13	1,649,570	3.5%	90.1%	13	1,665,005	3.6%	75.3%
Washington	11	1,172,684	2.5%	94.5%	12	1,334,337	2.9%	93.6%
Oregon	10	1,011,678	2.1%	91.5%	8	854,729	1.8%	97.1%
Delaware	5	654,687	1.4%	91.3%	5	654,687	1.4%	90.3%
Massachusetts	3	568,099	1.2%	83.7%	—	—	—	—
South Carolina	9	536,847	1.1%	97.5%	6	624,450	1.4%	97.4%
Arizona	4	496,087	1.1%	99.3%	8	522,027	1.1%	96.0%
Tennessee	7	488,050	1.0%	94.4%	4	496,087	1.1%	99.4%
Minnesota	3	483,938	1.0%	96.5%	2	299097	0.6%	97.3%
Michigan	4	303,412	0.6%	87.6%	3	282,408	0.6%	95.5%
Kentucky	2	302,670	0.6%	95.0%	2	302,670	0.7%	94.7%
Wisconsin	2	269,128	0.6%	97.3%	3	372,382	0.8%	94.4%
Alabama	2	193,558	0.4%	82.2%	3	267,689	0.6%	84.8%
Indiana	5	193,370	0.4%	70.9%	3	229,619	0.5%	84.3%
Connecticut	1	179,730	0.4%	100.0%	1	167,230	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	125,173	0.3%	74.8%	2	112,752	0.2%	67.8%
Nevada	1	119,313	0.3%	87.4%	1	93,516	0.2%	73.6%
Dist. of Columbia	2	39,645	0.1%	89.4%	1	16,834	—	100.0%

Total	405	47,187,462	100.0%	91.0%	393	46,243,139	100.0%	91.3%

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated joint ventures):

	December 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	5,861,515	23.8%	84.9%	45	5,319,464	21.8%	91.2%
Florida	34	4,054,604	16.4%	93.6%	35	4,185,221	17.2%	95.6%
Texas	30	3,629,118	14.7%	82.5%	30	3,890,913	16.0%	81.6%
Ohio	14	2,037,134	8.3%	83.6%	15	1,936,337	7.9%	81.5%
Georgia	16	1,408,407	5.7%	89.7%	16	1,410,412	5.8%	93.7%
Colorado	13	1,158,670	4.7%	89.0%	14	1,321,080	5.4%	73.4%
Virginia	9	1,018,531	4.1%	89.1%	9	973,744	4.0%	93.5%
North Carolina	9	947,413	3.8%	95.3%	9	970,506	4.0%	96.6%
Oregon	7	657,008	2.7%	88.8%	5	500,059	2.0%	97.4%
Pennsylvania	4	587,592	2.4%	78.1%	3	573,410	2.3%	37.0%
Washington	6	555,666	2.3%	90.3%	7	717,319	2.9%	89.4%
Tennessee	7	488,050	2.0%	94.4%	6	624,450	2.6%	97.4%
Illinois	3	415,011	1.7%	93.6%	3	415,011	1.7%	95.6%
Arizona	3	388,440	1.6%	99.1%	3	388,440	1.6%	99.3%
Massachusetts	2	382,820	1.5%	76.1%	—	—	—	—
Michigan	4	303,412	1.2%	87.6%	3	282,408	1.1%	95.5%
Delaware	2	240,418	1.0%	98.7%	2	240,418	1.0%	97.8%
Maryland	1	129,940	0.5%	67.0%	1	121,050	0.5%	49.6%
New Hampshire	2	125,173	0.5%	74.8%	2	112,752	0.5%	67.8%
Nevada	1	119,313	0.5%	87.4%	1	93,516	0.4%	73.6%
South Carolina	2	91,361	0.4%	94.7%	2	140,900	0.6%	91.2%
Indiana	3	54,486	0.2%	23.5%	1	90,735	0.4%	72.2%
Alabama	—	—	—	—	1	74,131	0.3%	96.8%

Total	218	24,654,082	100.0%	87.3%	213	24,382,276	100.0%	88.0%

The Consolidated Properties are encumbered by notes payable of $255.6 million.

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated joint ventures):

	December 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,659,982	16.2%	94.5%	25	3,536,174	16.2%	96.5%
Virginia	24	2,866,333	12.7%	95.8%	22	2,654,988	12.2%	95.6%
Florida	21	2,121,325	9.4%	92.1%	16	1,727,773	7.9%	91.7%
Maryland	17	1,928,389	8.6%	96.4%	20	2,314,733	10.6%	95.9%
Illinois	13	1,841,671	8.2%	96.3%	14	1,995,167	9.1%	95.9%
Georgia	16	1,327,034	5.9%	95.7%	17	1,440,250	6.6%	97.0%
North Carolina	7	1,246,007	5.5%	90.1%	6	1,144,161	5.2%	87.6%
Colorado	8	1,186,554	5.3%	94.5%	8	1,186,554	5.4%	96.3%
Texas	9	1,150,322	5.1%	97.4%	8	1,138,677	5.2%	95.4%
Pennsylvania	9	1,061,978	4.7%	96.8%	10	1,091,595	5.0%	95.5%
Washington	5	617,018	2.7%	98.3%	5	617,018	2.8%	98.4%
Minnesota	3	483,938	2.2%	96.5%	2	299,097	1.4%	97.3%
South Carolina	7	445,486	2.0%	98.0%	6	381,127	1.7%	97.9%
Delaware	3	414,269	1.8%	87.0%	3	414,269	1.9%	85.9%
Oregon	3	354,670	1.6%	96.5%	3	354,670	1.6%	96.6%
Kentucky	2	302,670	1.3%	95.0%	2	302,670	1.4%	94.7%
Wisconsin	2	269,128	1.2%	97.3%	3	372,382	1.7%	94.4%
Ohio	2	255,381	1.1%	99.0%	1	108,923	0.5%	97.6%
Alabama	2	193,558	0.9%	82.2%	2	193,558	0.9%	80.2%
Massachusetts	1	185279	0.8%	99.4%	—	—	—	—
Connecticut	1	179,730	0.8%	100.0%	1	167,230	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	89.5%	2	138,884	0.6%	92.2%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Dist. of Columbia	2	39,645	0.2%	89.4%	1	16,834	0.1%	100.0%

Total	187	22,533,380	100.0%	95.0%	180	21,860,863	100.0%	95.1%

The Unconsolidated Properties are encumbered by mortgage loans of $2.4 billion.

Item 2.	Properties (continued)

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus RCLP’s pro-rata share of Unconsolidated Properties as of December 31, 2006 based upon a percentage of total annualized base rent exceeding .5%.

Tenant	GLA	Percent to Partnership Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (a)
Kroger	2,825,054	9.5%	$26,677,947	6.42%	61	6
Publix	1,879,573	6.3%	17,136,135	4.12%	64	1
Safeway	1,739,928	5.8%	16,132,896	3.88%	59	6
Supervalu	1,073,407	3.6%	12,132,690	2.92%	34	1
Blockbuster Video	325,679	1.1%	6,927,385	1.67%	86	—
CVS	284,405	1.0%	4,419,208	1.06%	43	—
Walgreens	229,889	0.8%	4,087,458	0.98%	23	—
TJX Companies	369,164	1.2%	3,686,315	0.89%	23	—
H.E.B.	319,534	1.1%	3,672,613	0.88%	5	—
Harris Teeter	296,407	1.0%	3,663,500	0.88%	8	—
Sears Holdings	439,422	1.5%	3,240,761	0.78%	17	1
Washington Mutual	106,099	0.4%	3,197,978	0.77%	42	—
Ahold	202,374	0.7%	3,030,936	0.73%	11	—
Starbucks	95,873	0.3%	2,948,145	0.71%	87	—
Hallmark	160,009	0.5%	2,665,788	0.64%	60	—
Bank of America	65,702	0.2%	2,639,990	0.63%	32	—
Long’s Drugs	211,818	0.7%	2,516,809	0.61%	15	—
Subway	90,333	0.3%	2,419,034	0.58%	111	—
Movie Gallery	110,211	0.4%	2,331,583	0.56%	35	—
Stater Bros.	154,211	0.5%	2,323,129	0.56%	5	—
Petco	137,488	0.5%	2,322,006	0.56%	17	—
The UPS Store	97,359	0.3%	2,293,231	0.55%	109	—

(a)	Stores owned by anchor tenant that are attached to our centers.

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

Item 2.	Properties (continued)

The following table sets forth a schedule of lease expirations for the next ten years, assuming no tenants renew their leases:

Lease Expiration Year	Expiring GLA (2)	Percent of Total Partnership GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Total Minimum Rent (3)
(1)	485,733	2.8%	$9,146,621	3.1%
2007	1,924,969	11.0%	35,170,585	11.7%
2008	2,441,464	14.0%	42,275,232	14.1%
2009	2,680,219	15.3%	48,562,907	16.2%
2010	2,402,453	13.7%	43,146,062	14.4%
2011	2,801,981	16.0%	47,813,463	15.9%
2012	1,697,300	9.7%	24,925,379	8.3%
2013	767,748	4.4%	12,723,505	4.3%
2014	750,504	4.3%	10,862,314	3.6%
2015	724,034	4.1%	11,813,608	3.9%
2016	814,819	4.7%	13,588,941	4.5%

10 Year Total	17,491,224	100.0%	300,028,617	100.0%

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

See the following Combined Basis property table and also see Item 7, Management’s Discussion and Analysis for further information about the Partnership’s properties.

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles/ Southern CA
4S Commons Town Center	2004	2004	240,239	93.7%	Ralphs	Metropolis Funiture, Griffin Ace Hardware, Jimbo’s…Naturally!, Sav-On Drugs, Cost Plus, Bed Bath & Beyond, LA Fitness
Amerige Heights Town Center (4)	2000	2000	96,679	97.9%	Albertsons	(Target)
Bear Creek Phase II (3)	2005	2005	23,001	80.3%	—	—
Bear Creek Village Center (4)	2003	2004	75,220	96.1%	Stater Bros.	—
Brea Marketplace (4)	2005	1987	298,311	69.7%	—	24 Hour Fitness, Circuit City, Big 5 Sporting Goods, Toys “R” Us, Beverages & More, Childtime Childcare, Crown Books Liquidation Center
Campus Marketplace (4)	2000	2000	144,289	99.2%	Ralphs	Long’s Drug, Discovery Isle Child Development Center
Costa Verde	1999	1988	178,623	100.0%	Albertsons	Bookstar, The Boxing Club
El Camino	1999	1995	135,728	100.0%	Von’s Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	90,679	98.3%	Von’s Food & Drug	Long’s Drug
Falcon Ridge Town Center (4)	2003	2004	232,754	100.0%	Stater Bros.	(Target), Sports Authority, Ross Dress for Less, Linen’s-N-Things, Michaels, Pier 1 Imports
Falcon Ridge Town Center Phase II	2005	2005	66,864	100.0%	—	24 Hour Fitness, Sav On
Five Points Shopping Center (4)	2005	1960	144,553	100.0%	Albertsons	Long’s Drug, Ross Dress for Less, Big 5 Sporting Goods
French Valley	2004	2004	99,020	98.5%	Stater Bros.	—
Friars Mission	1999	1989	146,898	99.0%	Ralphs	Long’s Drug
Garden Village Shopping Center (4)	2000	2000	112,767	100.0%	Albertsons	Rite Aid
Gelson’s Westlake Market Plaza	2002	2002	84,975	97.6%	Gelson’s Markets	John of Italy Salon & Spa
Golden Hills Promenade (3)	2006	2006	291,732	58.0%	—	Lowe’s
Granada Village (4)	2005	1965	224,649	95.0%	Ralphs	Rite Aid, TJ Maxx, Stein Mart
Hasley Canyon Village	2003	2003	65,801	100.0%	Ralphs	—
Heritage Plaza	1999	1981	231,582	99.9%	Ralphs	Sav-On Drugs, Hands On Bicycles, Inc., Total Woman, Irvine Ace Hardware
Indio-Jackson (3)	2006	2006	295,194	1.7%	—	—
Laguna Niguel Plaza (4)	2005	1985	41,943	93.7%	(Albertsons)	Sav-On Drugs
Morningside Plaza	1999	1996	91,336	98.2%	Stater Bros.	—
Navajo Shopping Center (4)	2005	1964	102,138	100.0%	Albertsons	Rite Aid, Kragen Auto Parts
Newland Center	1999	1985	149,174	100.0%	Albertsons	—
Oakbrook Plaza	1999	1982	83,279	100.0%	Albertsons	(Long’s Drug)
Park Plaza Shopping Center (4)	2001	1991	197,166	98.9%	Henry’s Marketplace	Sav-On Drugs, Petco, Ross Dress For Less, Office Depot
Plaza Hermosa	1999	1984	94,940	100.0%	Von’s Food & Drug	Sav-On Drugs
Point Loma Plaza (4)	2005	1987	212,796	94.3%	Von’s Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (4)	2005	1981	152,896	90.6%	Von’s Food & Drug	(Long’s Drug), 24 Hour Fitness
Rio Vista Town Center (3)	2005	2005	88,760	54.3%	Stater Bros.	(CVS)
Rona Plaza	1999	1989	51,754	94.4%	Food 4 Less	—
Santa Ana Downtown	1999	1987	100,306	97.8%	Food 4 Less	Famsa, Inc.
Santa Maria Commons	2005	2005	113,514	85.3%	—	Kohl’s, Rite Aid
Seal Beach (3)(4)	2002	1966	102,235	91.5%	Safeway	Sav-On Drugs
Shops of Santa Barbara	2003	2004	51,568	97.3%	—	Circuit City
Shops of Santa Barbara Phase II (3)	2004	2004	69,354	93.7%	Whole Foods	—
Soquel Canyon Crossings (3)	2005	2005	38,926	90.0%	—	Rite Aid
Twin Oaks Shopping Center (4)	2005	1978	98,399	100.0%	Ralphs	Rite Aid

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)

Los Angeles/ Southern CA
Twin Peaks	1999	1988	198,139	100.0%	Albertsons	Target
Valencia Crossroads	2002	2003	167,857	100.0%	Whole Foods	Kohl’s
Ventura Village	1999	1984	76,070	97.9%	Von’s Food & Drug	—
Vine at Castaic (3)	2005	2005	30,268	44.5%	—	—
Vista Village Phase I	2002	2003	129,009	100.0%	Sprout’s Markets	Krikorian Theaters, Linen’s-N-Things, (Lowe’s)
Vista Village Phase II	2002	2003	55,000	100.0%	—	(Staples)
Vista Village IV (3)	2006	2006	11,000	54.5%	—	—
Westlake Village Plaza and Center	1999	1975	190,519	100.0%	Von’s Food & Drug	(Sav-On Drugs), Long’s Drug, Total Woman
Westridge	2001	2003	94,410	100.0%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	100.0%	Gigante	—

San Francisco/ Northern CA

Alameda Bridgeside Shopping Center (3)	2003	2004	105,118	81.0%	Nob Hill	—
Applegate Ranch Shopping Center (3)	2006	2006	179,450	0.0%	(Super Target)	(Super Target), (Home Depot)
Auburn Village (4)	2005	1990	133,944	97.2%	Bel Air Market	Bel Air Market, Goodwill Industries, (Long’s Drug)
Bayhill Shopping Center (4)	2005	1990	121,846	100.0%	Mollie Stone’s Market	Long’s Drug
Blossom Valley	1999	1990	93,316	100.0%	Safeway	Long’s Drug
Clayton Valley (3)	2003	2004	275,785	62.4%	—	Yardbirds Home Center, Long’s Drugs, Dollar Tree
Clovis Commons (3)	2004	2004	182,185	76.7%	(Super Target)	(Super Target), Petsmart, TJ Maxx, Office Depot
Corral Hollow (4)	2000	2000	167,184	100.0%	Safeway	Long’s Drug, Sears Orchard Supply & Hardware
Diablo Plaza	1999	1982	63,265	100.0%	(Safeway)	(Long’s Drug), Jo-Ann Fabrics
El Cerrito Plaza (4)	2000	2000	256,035	85.3%	(Lucky’s), Trader Joe’s	(Long’s Drug), Bed, Bath & Beyond, Barnes & Noble, Copelands Sports, Petco, Ross Dress For Less
Encina Grande	1999	1965	102,499	99.1%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	100.0%	Safeway	—
Loehmanns Plaza California	1999	1983	113,310	96.5%	(Safeway)	Long’s Drug, Loehmann’s
Mariposa Shopping Center (4)	2005	1957	126,658	100.0%	Safeway	Long’s Drug, Ross Dress for Less
Pleasant Hill Shopping Center (4)	2005	1970	233,679	99.2%	—	Marshalls, Barnes & Noble, Toys “R” Us, Target
Powell Street Plaza	2001	1987	165,928	100.0%	Trader Joe’s	Circuit City, Copeland Sports, Ethan Allen, Jo-Ann Fabrics, Ross Dress For Less
San Leandro	1999	1982	50,432	100.0%	(Safeway)	(Long’s Drug)
Sequoia Station	1999	1996	103,148	100.0%	(Safeway)	Long’s Drug, Barnes & Noble, Old Navy, Warehouse Music
Silverado Plaza (4)	2005	1974	84,916	99.5%	Nob Hill	Long’s Drug
Snell & Branham Plaza (4)	2005	1988	99,349	100.0%	Safeway	—
Stanford Ranch Village (4)	2005	1991	89,875	89.3%	Bel Air Market	Plum Pharmacy
Strawflower Village	1999	1985	78,827	100.0%	Safeway	(Long’s Drug)
Tassajara Crossing	1999	1990	146,188	100.0%	Safeway	Long’s Drug, Ace Hardware
West Park Plaza	1999	1996	88,103	98.3%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	100.0%	—	CEC Entertainment, Marshalls. (Target)
Ygnacio Plaza (4)	2005	1968	109,701	100.0%	Albertsons	Rite Aid

Subtotal/Weighted Average (CA)			9,521,497	88.6%

FLORIDA

Ft. Myers / Cape Coral
First Street Village (3)	2006	2006	91,860	42.7%	Publix	—
Grande Oak	2000	2000	78,784	98.2%	Publix	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

Jacksonville / North Florida
Anastasia Plaza (4)	1993	1988	102,342	100.0%	Publix	—
Canopy Oak Center (3)(4)	2006	2006	90,043	60.3%	Publix	—
Carriage Gate	1994	1978	76,783	100.0%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix)	Target
East San Marco—Condo (3)(4)	2006	2006	—	—	—	—
East San Marco—Retail (3)(4)	2006	2006	54,464	56.2%	Publix	—
Fleming Island	1998	2000	136,662	97.7%	Publix	Stein Mart, (Target)
Hibernia Plaza (3)	2006	2006	59,103	66.3%	Publix	(Walgreens)
Highland Square (4)	1998	1999	262,195	77.0%	Publix	CVS, Bailey’s Powerhouse Gym, Beall’s Outlet, Big Lots
John’s Creek Shopping Center	2003	2004	89,921	96.9%	Publix	Walgreens
Julington Village (4)	1999	1999	81,820	100.0%	Publix	(CVS)
Millhopper	1993	1974	84,065	100.0%	Publix	CVS, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	95.8%	Publix	Jo-Ann Fabrics, K-Mart
Oakleaf Plaza (3)	2006	2006	73,719	61.9%	Publix	—
Ocala Corners (4)	2000	2000	86,772	96.6%	Publix	—
Old St Augustine Plaza	1996	1990	232,459	100.0%	Publix	CVS, Burlington Coat Factory, Hobby Lobby
Palm Harbor Shopping Village (4)	1996	1991	172,758	99.7%	Publix	CVS, Bealls
Pine Tree Plaza	1997	1999	63,387	100.0%	Publix	—
Plantation Plaza (4)	2004	2004	77,747	100.0%	Publix	—
Regency Court	1997	1992	218,649	97.1%	—	Sports Authority, Comp USA, Office Depot, Recreational Factory Warehouse, Sofa Express
Shoppes at Bartram Park (4)	2005	2004	77,067	100.0%	Publix	—

Shoppes at Bartram Park—Phase II (3)(4)	2005	2005	28,345	92.0%	—	—

Shoppes at Bartram Park—Phase III (3)(4)	2005	2005	12,002	—	—	—
Shops at John’s Creek (3)	2003	2004	15,490	89.5%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS
Vineyard Shopping Center (4)	2001	2002	62,821	94.2%	Publix	—

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	89.5%	Publix	CVS
Berkshire Commons	1994	1992	106,354	100.0%	Publix	Walgreens
Five Points Plaza (4)	2005	2001	44,647	100.0%	Publix	—
Garden Square	1997	1991	90,258	100.0%	Publix	CVS
Pebblebrook Plaza (4)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104 (4)	1998	1990	108,192	100.0%	Winn- Dixie	Navarro Discount Pharmacies
Welleby	1996	1982	109,949	95.7%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	100.0%	Publix	Walgreens, Bealls, Harbor Freight Tools
Bloomingdale	1998	1987	267,736	100.0%	Publix	Ace Hardware, Bealls, Wal-Mart
East Towne Shopping Center	2002	2003	69,841	100.0%	Publix	—
Kings Crossing Sun City (4)	1999	1999	75,020	98.4%	Publix	—
Lynnhaven (4)	2001	2001	63,871	93.4%	Publix	—
Marketplace St Pete	1995	1983	90,296	97.0%	Publix	Dollar Duck
Merchants Crossing (4)	2006	1990	213,739	94.7%	Publix	Beall’s, Office Depot, Walgreens
Peachland Promenade (4)	1995	1991	82,082	100.0%	Publix	—
Regency Square Brandon	1993	1986	349,848	97.8%	—	AMC Theater, Dollar Tree, Marshalls, Michaels, S & K Famous Brands, Shoe Carnival, Staples, TJ Maxx, Petco, (Best Buy), (MacDill)
Regency Village (4)	2000	2002	83,170	96.2%	Publix	(Walgreens)
Town Square	1997	1999	44,380	100.0%	—	Petco, Pier 1 Imports
Village Center 6	1995	1993	181,110	96.5%	Publix	Walgreens, Stein Mart
Willa Springs Shopping Center	2000	2000	89,930	98.9%	Publix	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	124,924	99.4%	Winn-Dixie	World Gym
Chasewood Plaza	1993	1986	155,603	99.4%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	235,842	61.8%	Publix	Walgreens
Martin Downs Village Center	1993	1985	121,946	95.8%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,907	93.9%	—	Walgreens
Shops of San Marco (4)	2002	2002	96,408	97.1%	Publix	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Village Commons Shopping Center (4)	2005	1986	169,053	98.3%	Publix	CVS
Wellington Town Square	1996	1982	107,325	98.8%	Publix	CVS

Subtotal/Weighted Average (FL)			6,175,929	93.1%

TEXAS

Austin
Hancock	1999	1998	410,438	97.9%	H.E.B.	Sears, Old Navy, Petco, 24 Hour Fitness
Market at Round Rock	1999	1987	123,046	93.2%	Albertsons	—
North Hills	1999	1995	144,019	96.9%	H.E.B.	—

Dallas / Ft. Worth
Bethany Park Place	1998	1998	74,066	98.1%	Kroger	—
Cooper Street	1999	1992	133,196	87.5%	—	(Home Depot), Office Max
Hickory Creek Plaza (3)	2006	2006	27,786	—	(Kroger)	(Kroger)
Highland Village (3)	2005	2005	355,906	52.8%	—	AMC Theater, Barnes & Noble
Hillcrest Village	1999	1991	14,530	79.6%	—	—
Keller Town Center	1999	1999	114,937	96.3%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,674	100.0%	(Albertsons)	—
Main Street Center (4)	2002	2002	42,754	87.4%	(Albertsons)	—
Market at Preston Forest	1999	1990	91,624	96.9%	Tom Thumb	Petco
Mockingbird Common	1999	1987	120,321	94.3%	Tom Thumb	—
Preston Park	1999	1985	273,396	78.1%	Tom Thumb	Gap, Williams Sonoma
Prestonbrook	1998	1998	91,537	95.4%	Kroger	—
Prestonwood Park	1999	1999	101,167	65.3%	(Albertsons)	—
Rockwall Town Center (3)	2002	2004	46,409	63.2%	(Kroger)	(Walgreens)
Shiloh Springs	1998	1998	110,040	96.1%	Kroger	—
Signature Plaza	2003	2004	32,415	79.4%	(Kroger)	—
Trophy Club	1999	1999	106,507	83.4%	Tom Thumb	(Walgreens)
Valley Ranch Centre	1999	1997	117,187	89.0%	Tom Thumb	—

Houston
Alden Bridge	2002	1998	138,953	96.8%	Kroger	Walgreens
Atascocita Center	2002	2003	97,240	83.5%	Kroger	—
Cochran’s Crossing	2002	1994	138,192	97.4%	Kroger	CVS
First Colony Marketplace (4)	2005	1993	111,675	97.3%	Randalls Food	Sears
Fort Bend Center	2000	2000	30,164	79.0%	(Kroger)	—
Indian Springs Center (4)	2002	2003	136,625	100.0%	H.E.B.	—
Kleinwood Center (4)	2002	2003	155,463	89.9%	H.E.B.	(Walgreens)
Kleinwood Center II	2005	2005	45,001	100.0%	—	LA Fitness
Memorial Collection Shopping Center (4)	2005	1974	103,330	100.0%	Randalls Food	Walgreens
Panther Creek	2002	1994	165,560	100.0%	Randalls Food	CVS, Sears Paint & Hardware
South Shore (3)	2005	2005	27,922	34.0%	(Kroger)	—
Spring West Center (3)	2003	2004	144,060	79.7%	H.E.B.	—
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (4)	2001	2000	134,045	100.0%	Kroger	Walgreens
Weslayan Plaza East (4)	2005	1969	169,693	100.0%	—	Berings, Ross Dress for Less, Michaels, Linens-N-Things, Berings Warehouse, Chuck E Cheese, Next Level
Weslayan Plaza West (4)	2005	1969	185,732	97.3%	Randalls Food	Walgreens, Petco, Jo Ann’s
West Village (3)	2006	2006	168,182	13.1%	—	(Target)
Woodway Collection (4)	2005	1974	111,005	98.8%	Randalls Food	Eckerd

Subtotal/Weighted Average (TX)			4,779,440	86.1%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINIA

Richmond
Gayton Crossing (4)	2005	1983	156,916	91.8%	Ukrop’s	—
Glen Lea Centre (4)	2005	1969	78,493	54.3%	—	Eckerd
Hanover Village (4)	2005	1971	96,146	88.0%	—	Rite Aid
Laburnum Park Shopping Center (4)	2005	1977	64,992	94.1%	(Ukrop’s)	Rite Aid
Village Shopping Center (4)	2005	1948	111,177	96.4%	Ukrop’s	CVS

Other Virginia
601 King Street (4)	2005	1980	8,349	97.8%	—	—
Ashburn Farm Market Center	2000	2000	91,905	100.0%	Giant Food	—
Ashburn Farm Village Center (4)	2005	1996	88,897	100.0%	Shoppers Food Warehouse	—
Braemar Shopping Center (4)	2004	2004	96,439	100.0%	Safeway	—
Brafferton Center (4)	2005	1997	94,731	97.9%	—	Sport and Health Clubs
Centre Ridge Marketplace (4)	2005	1996	104,154	98.8%	Shoppers Food Warehouse	Sears
Cheshire Station	2000	2000	97,156	100.0%	Safeway	Petco
Culpeper Colonnade (3)	2006	2006	97,366	42.3%	—	PetSmart, Staples, (Target)
Festival at Manchester Lakes (4)	2005	1990	165,130	97.4%	Shoppers Food Warehouse	—
Fortuna	2004	2004	90,131	100.0%	Shoppers Food Warehouse	(Target), Rite Aid
Fox Mill Shopping Center (4)	2005	1977	103,269	100.0%	Giant Food	—
Greenbriar Town Center (4)	2005	1972	345,935	100.0%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, Petco
Kamp Washington Shopping Center (4)	2005	1960	71,825	100.0%	—	Borders Books
Kings Park Shopping Center (4)	2005	1966	74,703	100.0%	Giant Food	CVS
Lorton Station Marketplace (4)	2006	2005	132,445	100.0%	Shoppers Food Warehouse	Advanced Design Group
Lorton Town Center (4)	2006	2005	39,177	100.0%	—	—
Lorton Town Center Phase II (3)(4)	2006	2005	43,000	—	—	—
Market at Opitz Crossing	2003	2003	149,810	100.0%	Safeway	Boat U.S., USA Discounters
Saratoga Shopping Center (4)	2005	1977	101,587	100.0%	Giant Food	—
Shops at County Center (3)	2005	2005	109,589	68.4%	Harris Teeter	—
Signal Hill	2003	2004	95,172	96.2%	Shoppers Food Warehouse	—
Somerset Crossing (4)	2002	2002	104,128	100.0%	Shoppers Food Warehouse	—
Town Center at Sterling Shopping Center (4)	2005	1980	190,069	100.0%	Giant Food	Washington Sports Club, Party Depot
Village Center at Dulles (4)	2002	1991	298,281	100.0%	Shoppers Food Warehouse	CVS, Advance Auto Parts, Chuck E. Cheese, Gold’s Gym, Petco, Staples, The Thrift Store
Willston Centre I (4)	2005	1952	105,376	99.5%	—	CVS, Balleys Health Care
Willston Centre II (4)	2005	1986	127,449	100.0%	Safeway	—
Brookville Plaza (4)	1998	1991	63,665	100.0%	Kroger	—
Hollymead Town Center	2003	2004	153,742	96.3%	Harris Teeter	(Target), Petsmart
Statler Square Phase I	1998	1996	133,660	91.4%	Kroger	Staples

Subtotal/Weighted Average (VA)			3,884,864	94.1%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
GEORGIA

Atlanta
Ashford Place	1997	1993	53,450	100.0%	—	—
Bethesda Walk (4)	2004	2003	68,271	90.6%	Publix	—
Briarcliff La Vista	1997	1962	39,203	100.0%	—	Michaels
Briarcliff Village	1997	1990	187,156	89.6%	Publix	La-Z-Boy Furniture Galleries, Office Depot, Party City, Petco, TJ Maxx
Brookwood Village (4)	2004	2000	28,774	75.9%	—	CVS
Buckhead Court	1997	1984	58,130	81.6%	—	—
Buckhead Crossing (4)	2004	1989	221,874	97.8%	—	Office Depot, HomeGoods, Marshalls, Michaels, Hancock Fabrics, Ross Dress for Less
Cambridge Square Shopping Ctr	1996	1979	71,474	97.0%	Kroger	—
Chapel Hill (3)	2005	2005	55,400	6.0%	—	(Kohl’s)
Cobb Center (4)	2004	1996	69,547	97.8%	Publix	(Rich’s Department Store)
Coweta Crossing (4)	2004	1994	68,489	100.0%	Publix	—
Cromwell Square	1997	1990	70,283	91.5%	—	CVS, Hancock Fabrics, Haverty’s-Antiques & Interiors of Sandy Springs
Delk Spectrum	1998	1991	100,539	93.4%	Publix	—
Dunwoody Hall	1997	1986	89,351	100.0%	Publix	Eckerd
Dunwoody Village	1997	1975	120,598	93.7%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (4)	2004	1984	97,990	96.0%	Publix	Eckerd
Lindbergh Crossing (4)	2004	1998	27,059	100.0%	—	CVS
Loehmanns Plaza Georgia	1997	1986	137,601	83.8%	—	Loehmann’s, Dance 101
Northlake Promenade (4)	2004	1986	25,394	81.1%	—	—
Orchard Square (4)	1995	1987	93,222	97.0%	Publix	Harbor Freight Tools, Remax Elite
Paces Ferry Plaza	1997	1987	61,696	93.5%	—	Harry Norman Realtors
Peachtree Parkway Plaza (4)	2004	2001	95,509	92.4%	—	Goodwill
Powers Ferry Kroger (4)	2004	1983	45,528	100.0%	Kroger	—
Powers Ferry Square	1997	1987	95,704	99.3%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,996	99.9%	Publix	CVS, Mardi Gras
Rivermont Station	1997	1996	90,267	95.9%	Kroger	—
Rose Creek (4)	2004	1993	69,790	93.0%	Publix	—
Roswell Crossing (4)	2004	1999	201,979	95.9%	Trader Joe’s	PetsMart, Office Max, Pike Nursery, Party City, Walgreens, LA Fitness
Russell Ridge	1994	1995	98,559	90.4%	Kroger	—
Thomas Crossroads (4)	2004	1995	84,928	96.3%	Kroger	—
Trowbridge Crossing (4)	2004	1998	62,558	100.0%	Publix	—
Woodstock Crossing (4)	2004	1994	66,122	96.2%	Kroger	—

Subtotal/Weighted Average (GA)			2,735,441	92.6%

COLORADO

Colorado Springs
Cheyenne Meadows (4)	1998	1998	89,893	100.0%	King Soopers	—
Falcon Marketplace (3)	2005	2005	22,920	12.2%	(Wal-Mart)	—
Marketplace at Briargate (3)	2006	2006	29,075	13.3%	King Soopers	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	95.0%	King Soopers	—

Denver
Applewood Shopping Center (4)	2005	1956	375,622	93.4%	King Soopers	Applejack Liquors, Petsmart, Wells Fargo Bank, Wal-Mart
Arapahoe Village (4)	2005	1957	159,237	89.4%	Safeway	Jo-Ann Fabrics, Petco, Pier 1 Imports
Belleview Square	2004	1978	117,085	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,512	96.3%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,146	96.1%	King Soopers	True Value Hardware
Centerplace of Greeley (4)	2002	2003	148,575	96.7%	Safeway	(Target), Ross Dress For Less, Famous Footwear
Cherrywood Square (4)	2005	1978	86,161	95.8%	King Soopers	—
Crossroads Commons (4)	2001	1986	144,288	91.3%	Whole Foods	Barnes & Noble, Mann Theatres, Bicycle Village
Fort Collins Center	2005	2005	99,359	100.0%	—	JC Penney
Hilltop Village (4)	2002	2003	100,028	97.3%	King Soopers	—
Leetsdale Marketplace	1999	1993	119,916	87.8%	Safeway	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
COLORADO (continued)

Denver
Littleton Square	1999	1997	94,257	97.9%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	100.0%	King Soopers	—
Loveland Shopping Center (3)	2005	2005	93,142	44.7%	—	Murdoch’s Ranch
Ralston Square Shopping Center (4)	2005	1977	82,750	100.0%	King Soopers	—
Stroh Ranch	1998	1998	93,436	100.0%	King Soopers	—

Subtotal/Weighted Average (CO)			2,345,224	91.8%

OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	100.0%	Kroger	Stein Mart
Cherry Grove	1998	1997	195,497	90.0%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	397,893	94.6%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Famous Footwear, Michaels, Staples
Indian Springs Market Center (4)	2005	2005	146,458	100.0%	—	Kohl’s, Office Depot
Red Bank Village (3)	2006	2006	233,084	87.4%	—	—
Regency Commons (3)	2004	2004	30,770	62.9%	—	—
Regency Milford Center (4)	2001	2001	108,923	97.6%	Kroger	(CVS)
Shoppes at Mason	1998	1997	80,800	96.5%	Kroger	—
Westchester Plaza	1998	1988	88,182	98.4%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	100.0%	Kroger	—
Kingsdale Shopping Center	1997	1999	266,878	45.6%	Giant Eagle	—
Kroger New Albany Center	1999	1999	91,722	97.8%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	96.7%	Kroger	(Home Depot)
Park Place Shopping Center	1998	1988	106,833	53.8%	—	Big Lots
Windmiller Plaza Phase I	1998	1997	141,110	100.0%	Kroger	Sears Orchard

Other Ohio
Wadsworth Crossing (3)	2005	2005	111,264	55.6%	—	Bed, Bath & Beyond, TJ Maxx, Staples, Petco, (Kohl’s), (Lowe’s), (Target)

Subtotal/Weighted Average (OH)			2,292,515	85.3%

ILLINOIS

Chicago
Baker Hill Center (4)	2004	1998	135,285	89.2%	Dominick’s	—
Brentwood Commons (4)	2005	1962	125,585	88.8%	Dominick’s	Dollar Tree
Civic Center Plaza (4)	2005	1989	265,024	100.0%	Dominick’s (5)	Petsmart, Murray’s Discount Auto, Home Depot
Deer Grove Center (4)	2004	1996	239,356	97.2%	Dominick’s	(Target), Linen’s-N-Things, Michaels, Petco, Factory Card Outlet, Dress Barn, Staples
Frankfort Crossing Shpg Ctr	2003	1992	114,534	92.8%	Jewel / OSCO	Ace Hardware
Geneva Crossing (4)	2004	1997	123,182	100.0%	Dominick’s	John’s Christian Stores
Heritage Plaza—Chicago (4)	2005	2005	128,871	94.8%	Jewel / OSCO	Ace Hardware
Hinsdale	1998	1986	178,975	99.4%	Dominick’s	Ace Hardware, Murray’s Party Time Supplies
McHenry Commons Shopping Center (4)	2005	1988	100,526	94.1%	Dominick’s	—
Oaks Shopping Center (4)	2005	1983	135,007	90.1%	Dominick’s	—
Riverside Sq & River’s Edge (4)	2005	1986	169,436	100.0%	Dominick’s	Ace Hardware, Party City
Riverview Plaza (4)	2005	1981	139,256	97.8%	Dominick’s	Walgreens, Toys “R” Us
Shorewood Crossing (4)	2004	2001	87,705	94.8%	Dominick’s	—
Stearns Crossing (4)	2004	1999	96,613	100.0%	Dominick’s	—
Stonebrook Plaza Shopping Center (4)	2005	1984	95,825	100.0%	Dominick’s	—
Westbrook Commons	2001	1984	121,502	85.7%	Dominick’s	—

Subtotal/Weighted Average (IL)			2,256,682	95.8%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	96.0%	Fresh Market	Chuck E. Cheese, Party City, Eckerd
Jetton Village (4)	2005	1998	70,097	88.5%	Harris Teeter	—

Greensboro
Kernersville Plaza	1998	1997	72,590	96.7%	Harris Teeter	—

Raleigh / Durham
Bent Tree Plaza (4)	1998	1994	79,503	98.5%	Kroger	—
Cameron Village (4)	2004	1949	635,918	88.4%	Harris Teeter, Fresh Market	Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., Blockbuster Video, York Properties, Carolina Antique Mall, The Junior League of Raleigh, K&W Cafeteria, Johnson-Lambe Sporting Goods, Home Economics, Pier 1 Imports
Fuquay Crossing (4)	2004	2002	124,774	97.1%	Kroger	Gold’s Gym, Dollar Tree
Garner	1998	1998	221,776	98.3%	Kroger	Office Max, Petsmart, Shoe Carnival, (Target), United Artist Theater, (Home Depot)
Glenwood Village	1997	1983	42,864	90.5%	Harris Teeter	—
Greystone Village (4)	2004	1986	85,665	96.2%	Food Lion	Eckerd
Lake Pine Plaza	1998	1997	87,691	96.8%	Kroger	—
Maynard Crossing	1998	1997	122,782	100.0%	Kroger	—
Middle Creek Commons (3)	2006	2006	74,098	66.8%	Lowes Foods	—
Shoppes of Kildaire (4)	2005	1986	148,204	85.2%	Trader Joe’s	Athletic Clubs Inc, Home Comfort Furniture, Gold’s Gym, Staples
Southpoint Crossing	1998	1998	103,128	98.6%	Kroger	—
Sutton Square (4)	2006	1985	101,846	89.2%	Harris Teeter	Eckerd
Woodcroft Shopping Center	1996	1984	89,833	100.0%	Food Lion	True Value Hardware

Subtotal/Weighted Average (NC)			2,193,420	92.4%

MARYLAND

Baltimore
Elkridge Corners (4)	2005	1990	73,529	100.0%	Super Fresh	Rite Aid
Festival at Woodholme (4)	2005	1986	81,027	93.3%	Trader Joe’s	—
Lee Airport (3)	2005	2005	129,940	67.0%	Giant Food	—
Northway Shopping Center (4)	2005	1987	98,016	96.5%	Shoppers Food Warehouse	Goodwill Industries
Parkville Shopping Center (4)	2005	1961	162,435	94.9%	Super Fresh	Rite Aid, Parkville Lanes, Castlewood Realty
Southside Marketplace (4)	2005	1990	125,147	87.2%	Shoppers Food Warehouse	Rite Aid
Valley Centre (4)	2005	1987	247,312	97.1%	—	TJ Maxx, Sony Theatres, Ross Dress for Less, Homegoods, Staples, Annie Sez

Other Maryland
Bowie Plaza (4)	2005	1966	104,037	94.0%	Giant Food	CVS
Clinton Park (4)	2003	2003	206,050	97.6%	Giant Food	Sears, GCO Carpet Outlet, (Toys “R” Us)
Cloppers Mill Village (4)	2005	1995	137,035	98.9%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (4)	2005	1978	22,328	100.0%	—	—
Goshen Plaza (4)	2005	1987	45,654	100.0%	—	CVS
King Farm Apartments (4)	2004	2001	64,775	93.5%	—	—
King Farm Village Center (4)	2004	2001	120,326	100.0%	Safeway	—
Mitchellville Plaza (4)	2005	1991	156,124	95.5%	Food Lion	—
Takoma Park (4)	2005	1960	106,469	100.0%	Shoppers Food Warehouse	—
Watkins Park Plaza (4)	2005	1985	113,443	98.5%	Safeway	CVS
Woodmoor Shopping Center (4)	2005	1954	64,682	95.1%	—	CVS

Subtotal/Weighted Average (MD)			2,058,329	94.6%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (4)	2005	1958	46,420	100.0%	Ahart Market	Eckerd
Stefko Boulevard Shopping Center (4)	2005	1976	133,824	96.2%	Valley Farm Market	—

Harrisburg
Silver Spring Square (3)	2005	2005	347,435	66.9%	Wegmans	(Target)

Philadelphia
City Avenue Shopping Center (4)	2005	1960	159,419	97.6%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	219,337	93.8%	Trader Joe’s	Gateway Pharmacy, Staples, TJ Maxx, Famous Footwear, JoAnn Fabrics
Kulpsville Village Center (3)	2006	2006	14,820	100.0%	—	Walgreens
Mayfair Shopping Center (4)	2005	1988	112,276	97.5%	Shop ‘N Bag	Eckerd, Dollar Tree
Mercer Square Shopping Center (4)	2005	1988	91,400	100.0%	Genuardi’s	—
Newtown Square Shopping Center (4)	2005	1970	146,893	95.8%	Acme Markets	Eckerd
Towamencin Village Square (4)	2005	1990	122,916	98.7%	Genuardi’s	Eckerd, Sears, Dollar Tree
Warwick Square Shopping (4)	2005	1999	89,680	92.6%	Genuardi’s	—

Other Pennsylvania
Kenhorst Plaza (4)	2005	1990	159,150	95.0%	Redner’s Market	Rite Aid, Sears, US Post Office
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,649,570	90.1%

WASHINGTON

Portland
Orchard Market Center	2002	2004	51,959	100.0%	—	Jo-Ann Fabrics, Petco
Orchards Phase II (3)	2005	2005	120,058	61.2%	—	Wallace Theaters, Office Depot

Seattle
Aurora Marketplace (4)	2005	1991	106,921	100.0%	Safeway	TJ Maxx
Cascade Plaza (4)	1999	1999	211,072	97.9%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Long’s Drug, Ross Dress For Less
Eastgate Plaza (4)	2005	1956	78,230	100.0%	Albertsons	Rite Aid
Inglewood Plaza	1999	1985	17,253	100.0%	—	—
James Center (4)	1999	1999	140,240	95.7%	Fred Myer	Rite Aid
Overlake Fashion Plaza (4)	2005	1987	80,555	100.0%	—	Marshalls, (Sears)
Pine Lake Village	1999	1989	102,953	100.0%	Quality Foods	Rite Aid
Sammamish Highland	1999	1992	101,289	92.6%	(Safeway)	Bartell Drugs, Ace Hardware
Southcenter	1999	1990	58,282	100.0%	—	(Target)
Thomas Lake	1999	1998	103,872	100.0%	Albertsons	Rite Aid

Subtotal/Weighted Average (WA)			1,172,684	94.5%

OREGON

Portland
Cherry Park Market (4)	1999	1997	113,518	93.2%	Safeway	—
Greenway Town Center (4)	2005	1979	93,101	100.0%	Unified Western Grocers	Rite Aid, Dollar Tree

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
OREGON (continued)

Portland
Hillsboro Market Center (4)	2000	2000	148,051	96.9%	Albertsons	Petsmart, Marshalls
Murrayhill Marketplace	1999	1988	149,215	99.8%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	87,966	100.0%	Safeway	—
Sherwood Market Center	1999	1995	124,257	100.0%	Albertsons	—
Sunnyside 205	1999	1988	52,710	100.0%	—	—
Tanasbourne Market (3)	2006	2006	71,000	88.0%	Whole Foods	—
Walker Center	1999	1987	89,610	100.0%	—	Sportmart

Other Oregon
Corvallis Market Center (3)	2006	2006	82,250	21.3%	—	TJ Maxx, Michael’s

Subtotal/Weighted Average (OR)			1,011,678	91.5%

DELAWARE

Dover
White Oak – Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
First State Plaza (4)	2005	1988	164,576	93.6%	Shop Rite	Cinemark
Newark Shopping Center (4)	2005	1987	183,017	77.6%	—	Blue Hen Lanes, Cinema Center, Dollar Express, La Tolteca Restaurant, Goodwill Industries
Pike Creek	1998	1981	229,510	98.7%	Acme Markets	K-Mart, Eckerd
Shoppes of Graylyn (4)	2005	1971	66,676	96.1%	—	Rite Aid

Subtotal/Weighted Average (DE)			654,687	91.3%

MASSACHUSETTS

Boston
Shops at Saugus (3)	2006	2006	101,117	20.7%	—	La-Z-Boy
Speedway Plaza (4)	2006	1988	185,279	99.4%	Stop & Shop	BJ’s Wholesale
Twin City Plaza	2006	2004	281,703	95.9%	Shaw’s	Brooks Pharmacy, K&G Fashion, Dollar Tree, Gold’s Gym, Marshall’s

Subtotal/Weighted Average (MA)			568,099	83.7%

SOUTH CAROLINA

Charleston
Merchants Village (4)	1997	1997	79,724	100.0%	Publix	—
Orangeburg (3)	2006	2006	14,820	100.0%	—	Walgreens
Queensborough (4)	1998	1993	82,333	100.0%	Publix	—

Columbia
Murray Landing (4)	2002	2003	64,359	93.4%	Publix	—
North Pointe (4)	2004	1996	64,257	100.0%	Publix	—
Rosewood Shopping Center (4)	2001	2001	36,887	94.3%	Publix	—

Greenville
Fairview Market (4)	2004	1998	53,888	97.4%	Publix	—
Pelham Commons	2002	2003	76,541	93.7%	Publix	—
Poplar Springs (4)	2004	1995	64,038	98.2%	Publix	—

Subtotal/Weighted Average (SC)			536,847	97.5%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,292	98.8%	Safeway	—
Palm Valley Marketplace (4)	2001	1999	107,647	100.0%	Safeway	—
Pima Crossing	1999	1996	239,438	100.0%	—	Bally Total Fitness, Chez Antiques, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
Shops at Arizona	2003	2000	35,710	94.1%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			496,087	99.3%

TENNESSEE

Nashville
Harding Place	2004	2004	4,849	62.3%	—	(Wal-Mart)
Lebanon Center (3)	2006	2006	63,802	71.5%	Publix	—
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro	1998	1998	86,811	100.0%	Kroger	(Walgreens)
Northlake Village I & II	2000	1988	141,685	94.7%	Kroger	CVS, Petco
Peartree Village	1997	1997	109,904	100.0%	Harris Teeter	Eckerd, Office Max

Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			488,050	94.4%

MINNESOTA

Apple Valley Square (4)	2006	1998	184,841	95.2%	Rainbow Foods	Petco, Jo-Ann Fabrics, (Burlington Coat Factory)
Colonial Square (4)	2005	1959	93,200	97.9%	Lund’s	—
Rockford Road Plaza (4)	2005	1991	205,897	97.1%	Rainbow Foods	Petsmart, Homegoods, TJ Maxx

Subtotal/Weighted Average (MN)			483,938	96.5%

MICHIGAN

Independence Square	2003	2004	89,083	96.7%	Kroger	—
Fenton Marketplace	1999	1999	97,224	92.9%	Farmer Jack	Michaels
State Street Crossing (3)	2006	2006	21,004	—	—	(Wal-Mart)
Waterford Towne Center	1998	1998	96,101	92.9%	Kroger	—

Subtotal/Weighted Average (MI)			303,412	87.6%

KENTUCKY

Franklin Square (4)	1998	1988	203,318	93.9%	Kroger	Rite Aid, Chakeres Theatre, JC Penney, Office Depot
Silverlake (4)	1998	1988	99,352	97.3%	Kroger	—

Subtotal/Weighted Average (KY)			302,670	95.0%

WISCONSIN

Racine Centre Shopping Center (4)	2005	1988	135,827	98.2%	Piggly Wiggly	Office Depot, Factory Card Outlet, Dollar Tree
Whitnall Square Shopping Center (4)	2005	1989	133,301	96.3%	Pick ‘N’ Save	Harbor Freight Tools, Dollar Tree

Subtotal/Weighted Average (WI)			269,128	97.3%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
ALABAMA

Southgate Village Shopping Ctr (4)	2001	1988	75,092	100.0%	Publix	Pet Supplies Plus
Valleydale Village Shop Center (4)	2002	2003	118,466	70.8%	Publix	—

Subtotal/Weighted Average (AL)			193,558	82.2%

INDIANA

Chicago
Airport Crossing (3)	2006	2006	11,921	—	—	(Kohl’s)
Augusta Center (3)	2006	2006	14,537	20.5%	—	—

Indianapolis
Greenwood Springs	2004	2004	28,028	35.0%	(Wal-Mart Supercenter)	(Gander Mountain)
Willow Lake Shopping Center (4)	2005	1987	85,923	91.4%	(Kroger)	Factory Card Outlet
Willow Lake West Shopping Center (4)	2005	2001	52,961	86.5%	Trader Joe’s	—

Subtotal/Weighted Average (IN)			193,370	70.9%

CONNECTICUT
Corbin’s Corner (4)	2005	1962	179,730	100.0%	Trader Joe’s	Toys “R” Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			179,730	100.0%

NEW JERSEY

Haddon Commons (4)	2005	1985	52,640	93.4%	Acme Markets	CVS
Plaza Square (4)	2005	1990	103,842	100.0%	Shop Rite	—

Subtotal/Weighted Average (NJ)			156,482	97.8%

NEW HAMPSHIRE

Amherst Street Village Center	2004	2004	33,481	91.6%	—	Petsmart, Walgreens
Merrimack Shopping Center (3)	2004	2004	91,692	68.7%	Shaw’s	—

Subtotal/Weighted Average (NH)			125,173	74.8%

NEVADA

Anthem Highland Shopping Center (3)	2004	2004	119,313	87.4%	Albertsons	Sav-On Drugs

Subtotal/Weighted Average (NV)			119,313	87.4%

DISTRICT OF COLUMBIA

Shops at The Columbia (4)	2006	2006	22,811	81.5%	Trader Joe’s	—
Spring Valley Shopping Center (4)	2005	1930	16,834	100.0%	—	CVS

Subtotal/Weighted Average (DC)			39,645	89.4%

Total Weighted Average			47,187,462	91.0%

(1)	Or latest renovation.
(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 95.4% for Partnership shopping centers.
(3)	Property under development or redevelopment.
(4)	Owned by a joint venture with outside investors in which RCLP or an affiliate is the general partner.
(5)	Dark Grocer
Note:	Shadow anchor is indicated by parentheses.

Item 3.	Legal Proceedings

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

No matters were submitted for stockholder vote by Regency during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the units of partnership interest in the Partnership (“Units”), and Units may be transferred only with the consent of the general partner as provided in the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). As of December 31, 2006 there were approximately 32 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series D Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership’s knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Regency directly or indirectly through a subsidiary holds 99% of the Common Units. Each outstanding Unit other than the Units held directly or indirectly by Regency and the Series D Preferred Units which are convertible into Regency preferred stock may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency’s election.

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

Regency’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. We currently have approximately 23,900 stockholders. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2006 and 2005.

	2006			2005
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$69.00	58.64	.595	55.39	47.00	.55
June 30	67.99	59.18	.595	59.79	47.30	.55
September 30	69.06	60.86	.595	63.20	55.53	.55
December 31	81.42	67.59	.595	60.07	52.02	.55

Regency intends to pay regular quarterly distributions to our common stockholders. Future distributions will be declared and paid at the discretion of Regency’s Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as Regency’s Board of Directors deem relevant. We anticipate that for the foreseeable future, cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by us. Distributions by Regency to the extent of our current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by us. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder’s common stock. In order to maintain

Regency’s qualification as a REIT, Regency must make annual distributions to stockholders of at least 90% of its taxable income. Under certain circumstances, which we do not expect to occur, we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintain the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables its stockholders to automatically reinvest distributions, as well as, make voluntary cash payments towards the purchase of additional shares.

Under our loan agreement for our line of credit, distributions may not exceed 95% of Funds from Operations (“FFO”) based on the immediately preceding four quarters. FFO is defined in accordance with the NAREIT definition available on their website at www.nareit.com. Also, in the event of any monetary default, Regency may not make distributions to stockholders.

There were no sales of unregistered securities during the periods covered by this report other than a total of 511,314 shares issued during 2006 on a one-for-one basis for exchangeable common units of our operating partnership, Regency Centers, L.P., pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Consolidated Financial Data

(in thousands, except per unit data and number of properties)

The following table sets forth Selected Consolidated Financial Data for RCLP on a historical basis for the five years ended December 31, 2006. This information should be read in conjunction with the consolidated financial statements of RCLP (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and restated for discontinued operations.

	2006	2005	2004	2003	2002
Operating Data:
Revenues	$420,338	380,636	357,641	332,853	329,995
Operating expenses	240,521	205,560	195,434	174,328	164,500
Other expenses (income)	14,090	67,559	40,802	33,545	60,801
Minority interests	4,863	263	319	501	492
Income from continuing operations	160,864	107,254	121,086	124,479	104,202
Income from discontinued operations	64,248	66,782	37,649	39,180	42,594
Net income	225,112	174,036	158,735	163,659	146,796
Preferred unit distributions and original issuance costs	23,400	24,849	28,462	34,001	33,475
Net income for common unit holders	201,712	149,187	130,273	129,658	113,321

Income per common unit - diluted:
Income from continuing operations	$1.97	1.22	1.47	1.48	0.99
Net income for common unit holders	$2.89	2.23	2.08	2.12	1.84

Balance Sheet Data:
Real estate investments before accumulated depreciation	$3,901,633	3,775,433	3,332,671	3,166,346	3,094,071
Total assets	3,671,785	3,616,215	3,243,824	3,098,229	3,068,928
Total debt	1,575,386	1,616,386	1,493,090	1,452,777	1,333,524
Total liabilities	1,734,572	1,739,225	1,610,743	1,562,530	1,426,349
General partners’ capital	1,591,634	1,525,517	1,320,852	1,220,863	1,221,720

Other Information:
Distributions per unit	$2.38	2.20	2.12	2.08	2.04
Common units outstanding	69,759	69,218	64,297	61,227	61,512
Series A-F Preferred Units outstanding	500	1,040	2,290	4,640	4,640
Combined Basis gross leasable area (GLA)	47,187	46,243	33,816	30,348	29,483
Combined Basis number of properties owned	405	393	291	265	262
Ratio of earnings to fixed charges	2.3	2.1	2.1	1.8	1.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of Regency’s operating, investing and financing activities are performed through its operating partnership, Regency Centers, L.P. (“RCLP” or “Partnership”), RCLP’s wholly owned subsidiaries, and through its investments in joint ventures with third parties. Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At December 31, 2006, we directly owned 218 shopping centers (the “Consolidated Properties”) located in 22 states representing 24.7 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $3.5 billion before depreciation. Through joint ventures, we own partial interests in 187 shopping centers (the “Unconsolidated Properties”) located in 24 states and the District of Columbia representing 22.5 million square feet of GLA. Our investment, at cost, in the Unconsolidated Properties is $434.1 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through joint ventures. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide full property management, asset management, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 405 shopping centers located in 28 states and the District of Columbia and contains 47.2 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to market-leading grocers, major retail anchors, specialty side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these tenants. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering daily necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process — the Premier Customer Initiative (“PCI”) — to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for RCLP to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help to stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors, and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process can require up to 36 months, or longer, from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

Regency intends to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our investment standards. We sell the operating properties that no longer measure up to our standards. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to joint ventures or other third parties upon completion. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers also provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures. Joint ventures grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to joint ventures reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy. We have no obligations or liabilities of the joint ventures beyond our ownership interest percentage.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers and industry consolidation could result in retailer store closings; however, we closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice. We also continue to monitor retail trends and merchandise our shopping centers based on consumer demand. A significant slowdown in retailer demand for new stores could cause a corresponding reduction in our shopping center development program that would likely reduce our future rental revenues and profits from development sales; as well as, increase our operating expenses as a result of reducing our capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). However, based upon our current pipeline of development projects undergoing due diligence, which is our best indication of retailer expansion plans, the presence of our development teams in key markets in combination with their excellent relationships with leading anchor tenants, we believe that we will be able to sustain our development program at current averages in the foreseeable three to five year period.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	December 31, 2006	December 31, 2005
Number of Properties (a)	405	393
Number of Properties (b)	218	213
Number of Properties (c)	187	180

Properties in Development (a)	47	31
Properties in Development (b)	43	30
Properties in Development (c)	4	1

Gross Leasable Area (a)	47,187,462	46,243,139
Gross Leasable Area (b)	24,654,082	24,382,276
Gross Leasable Area (c)	22,533,380	21,860,863

Percent Leased (a)	91.0%	91.3%
Percent Leased (b)	87.3%	88.0%
Percent Leased (c)	95.0%	95.1%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	December 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	9,521,497	20.2%	88.6%	70	8,855,638	19.2%	93.3%
Florida	55	6,175,929	13.1%	93.1%	51	5,912,994	12.8%	94.5%
Texas	39	4,779,440	10.1%	86.1%	38	5,029,590	10.9%	84.7%
Virginia	33	3,884,864	8.2%	94.1%	31	3,628,732	7.8%	95.0%
Georgia	32	2,735,441	5.8%	92.6%	33	2,850,662	6.2%	95.4%
Colorado	21	2,345,224	5.0%	91.8%	22	2,507,634	5.4%	84.3%
Ohio	16	2,292,515	4.9%	85.3%	16	2,045,260	4.4%	82.3%
Illinois	16	2,256,682	4.8%	95.8%	17	2,410,178	5.2%	95.9%
North Carolina	16	2,193,420	4.6%	92.4%	15	2,114,667	4.6%	91.7%
Maryland	18	2,058,329	4.4%	94.6%	21	2,435,783	5.3%	93.6%
Pennsylvania	13	1,649,570	3.5%	90.1%	13	1,665,005	3.6%	75.3%
Washington	11	1,172,684	2.5%	94.5%	12	1,334,337	2.9%	93.6%
Oregon	10	1,011,678	2.1%	91.5%	8	854,729	1.8%	97.1%
Delaware	5	654,687	1.4%	91.3%	5	654,687	1.4%	90.3%
Massachusetts	3	568,099	1.2%	83.7%	—	—	—	—
South Carolina	9	536,847	1.1%	97.5%	6	624,450	1.4%	97.4%
Arizona	4	496,087	1.1%	99.3%	8	522,027	1.1%	96.0%
Tennessee	7	488,050	1.0%	94.4%	4	496,087	1.1%	99.4%
Minnesota	3	483,938	1.0%	96.5%	2	299097	0.6%	97.3%
Michigan	4	303,412	0.6%	87.6%	3	282,408	0.6%	95.5%
Kentucky	2	302,670	0.6%	95.0%	2	302,670	0.7%	94.7%
Wisconsin	2	269,128	0.6%	97.3%	3	372,382	0.8%	94.4%
Alabama	2	193,558	0.4%	82.2%	3	267,689	0.6%	84.8%
Indiana	5	193,370	0.4%	70.9%	3	229,619	0.5%	84.3%
Connecticut	1	179,730	0.4%	100.0%	1	167,230	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	125,173	0.3%	74.8%	2	112,752	0.2%	67.8%
Nevada	1	119,313	0.3%	87.4%	1	93,516	0.2%	73.6%
Dist. of Columbia	2	39,645	0.1%	89.4%	1	16,834	—	100.0%

Total	405	47,187,462	100.0%	91.0%	393	46,243,139	100.0%	91.3%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Consolidated Properties:

	December 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	5,861,515	23.8%	84.9%	45	5,319,464	21.8%	91.2%
Florida	34	4,054,604	16.4%	93.6%	35	4,185,221	17.2%	95.6%
Texas	30	3,629,118	14.7%	82.5%	30	3,890,913	16.0%	81.6%
Ohio	14	2,037,134	8.3%	83.6%	15	1,936,337	7.9%	81.5%
Georgia	16	1,408,407	5.7%	89.7%	16	1,410,412	5.8%	93.7%
Colorado	13	1,158,670	4.7%	89.0%	14	1,321,080	5.4%	73.4%
Virginia	9	1,018,531	4.1%	89.1%	9	973,744	4.0%	93.5%
North Carolina	9	947,413	3.8%	95.3%	9	970,506	4.0%	96.6%
Oregon	7	657,008	2.7%	88.8%	5	500,059	2.0%	97.4%
Pennsylvania	4	587,592	2.4%	78.1%	3	573,410	2.3%	37.0%
Washington	6	555,666	2.3%	90.3%	7	717,319	2.9%	89.4%
Tennessee	7	488,050	2.0%	94.4%	6	624,450	2.6%	97.4%
Illinois	3	415,011	1.7%	93.6%	3	415,011	1.7%	95.6%
Arizona	3	388,440	1.6%	99.1%	3	388,440	1.6%	99.3%
Massachusetts	2	382,820	1.5%	76.1%	—	—	—	—
Michigan	4	303,412	1.2%	87.6%	3	282,408	1.1%	95.5%
Delaware	2	240,418	1.0%	98.7%	2	240,418	1.0%	97.8%
Maryland	1	129,940	0.5%	67.0%	1	121,050	0.5%	49.6%
New Hampshire	2	125,173	0.5%	74.8%	2	112,752	0.5%	67.8%
Nevada	1	119,313	0.5%	87.4%	1	93,516	0.4%	73.6%
South Carolina	2	91,361	0.4%	94.7%	2	140,900	0.6%	91.2%
Indiana	3	54,486	0.2%	23.5%	1	90,735	0.4%	72.2%
Alabama	—	—	—	—	1	74,131	0.3%	96.8%

Total	218	24,654,082	100.0%	87.3%	213	24,382,276	100.0%	88.0%

The Consolidated Properties are encumbered by mortgage loans of $255.6 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Unconsolidated Properties owned in joint ventures:

	December 31, 2006				December 31, 2005
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,659,982	16.2%	94.5%	25	3,536,174	16.2%	96.5%
Virginia	24	2,866,333	12.7%	95.8%	22	2,654,988	12.2%	95.6%
Florida	21	2,121,325	9.4%	92.1%	16	1,727,773	7.9%	91.7%
Maryland	17	1,928,389	8.6%	96.4%	20	2,314,733	10.6%	95.9%
Illinois	13	1,841,671	8.2%	96.3%	14	1,995,167	9.1%	95.9%
Georgia	16	1,327,034	5.9%	95.7%	17	1,440,250	6.6%	97.0%
North Carolina	7	1,246,007	5.5%	90.1%	6	1,144,161	5.2%	87.6%
Colorado	8	1,186,554	5.3%	94.5%	8	1,186,554	5.4%	96.3%
Texas	9	1,150,322	5.1%	97.4%	8	1,138,677	5.2%	95.4%
Pennsylvania	9	1,061,978	4.7%	96.8%	10	1,091,595	5.0%	95.5%
Washington	5	617,018	2.7%	98.3%	5	617,018	2.8%	98.4%
Minnesota	3	483,938	2.2%	96.5%	2	299,097	1.4%	97.3%
South Carolina	7	445,486	2.0%	98.0%	6	381,127	1.7%	97.9%
Delaware	3	414,269	1.8%	87.0%	3	414,269	1.9%	85.9%
Oregon	3	354,670	1.6%	96.5%	3	354,670	1.6%	96.6%
Kentucky	2	302,670	1.3%	95.0%	2	302,670	1.4%	94.7%
Wisconsin	2	269,128	1.2%	97.3%	3	372,382	1.7%	94.4%
Ohio	2	255,381	1.1%	99.0%	1	108,923	0.5%	97.6%
Alabama	2	193,558	0.9%	82.2%	2	193,558	0.9%	80.2%
Massachusetts	1	185279	0.8%	99.4%	—	—	—	—
Connecticut	1	179,730	0.8%	100.0%	1	167,230	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	89.5%	2	138,884	0.6%	92.2%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Dist. of Columbia	2	39,645	0.2%	89.4%	1	16,834	0.1%	100.0%

Total	187	22,533,380	100.0%	95.0%	180	21,860,863	100.0%	95.1%

The Unconsolidated Properties are encumbered by mortgage loans of $2.4 billion.

The following summarizes the four largest grocery tenants occupying our shopping centers at December 31, 2006:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	67	9.5%	6.4%
Publix	65	6.3%	4.1%
Safeway	65	5.8%	3.9%
Super Valu	35	3.6%	2.9%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close their related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At December 31, 2006, we had leases with 137 video rental stores representing $9.8 million of annual rental income pertaining to Consolidated Properties and our pro rata share of the Unconsolidated Properties. We are not aware at this time of the current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

Liquidity and Capital Resources

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and distributions to unit holders. Net cash provided by operating activities was $216.8 million, $205.4 million and $181.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, we incurred capital expenditures of $14.0 million, $14.4 million and $11.7 million to improve our shopping centers, we paid scheduled principal payments of $4.5 million, $5.5 million and $5.7 million to our lenders on mortgage loans, and we paid distributions to our unit holders of $185.2 million, $167.4 million and $154.8 million, respectively. The increase in distributions during 2006 was primarily related to the Company’s $200 million equity offering completed during 2005, as described below under Equity Capital Transactions, and an increase in Regency’s annual dividend rate of 8.2%.

We intend to continue to grow our portfolio by investing in shopping centers through ground up development of new centers or acquisition of existing centers. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. We expect to meet our long-term capital investment requirements for development and acquisitions, as well as, the redemption of preferred stock and the repayment of maturing debt from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and (v) equity raised in the capital markets.

The following table summarizes net cash flows related to operating, investing and financing activities (in thousands):

	2006	2005	2004
Net cash provided by operating activities	$216,815	205,403	181,522
Net cash provided by (used in) investing activities	38,231	(484,778)	(38,318)
Net cash (used in) provided by financing activities	(263,458)	226,513	(77,753)

Net (decrease) increase in cash and equivalents	$(8,412)	(52,862)	65,451

At December 31, 2006, Regency had an unlimited amount under their shelf registration for equity securities based on the new Securities and Exchange Commission (“SEC”) rules and RCLP had $600 million available for debt under its shelf registration. We believe that our ability to access the capital markets as a source of funds to meet capital requirements is good.

At December 31, 2006 we had 47 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.1 billion after projected sales of adjacent land and out-parcels. This compares to 31 projects that were under construction at the end of 2005 representing an investment of $735.1 million upon completion. We estimate that we will earn an average return on our investment on our current development projects of 7.9% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. These average returns are approximately 110 basis points less than the projected yields on the developments that were under construction at the end of 2005, which is primarily the result of higher costs associated with the acquisition of land and construction. While the average return on investment has declined from historical levels, the Partnership believes that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of projected land sales are estimated to be $532 million and will likely be expended through 2010. The costs to complete these developments will be funded from our $500 million line of credit, which had $379 million of available funding at December 31, 2006, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above. In February 2007, we increased the commitment of our line of credit to $600 million with the ability to expand it to $750 million as discussed further below in Notes Payable.

On April 11, 2006, we acquired a 100% interest in a shopping center for a purchase price of $63.1 million which includes the assumption of $44.0 million in debt. The acquisition was accounted for as a business combination purchase and the results of its operations are included in the consolidated financial statements from the date of acquisition. During 2006, we also acquired six shopping centers through our joint ventures for a combined purchase price of $159.3 million as further described below.

During 2006, we sold 100% of our interest in 11 properties for proceeds of $149.6 million, net of debt repayments and closing costs. The operating income and gains from these properties and properties classified as held for sale are included in discontinued operations. We also sold partial interests in six completed development properties to our joint ventures for $135.0 million, or $100 million net after excluding our ownership interests in the joint ventures. The details of the sales to joint ventures are further described below.

Investments in Unconsolidated Real Estate Partnerships (Joint Ventures)

At December 31, 2006, we had investments in unconsolidated real estate partnerships of $434.1 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Number of Joint Ventures	18	15
RCLP’s Ownership	20%-50%	20%-50%
Number of Properties	187	180

Combined Assets	$4,365,675	$4,318,581
Combined Liabilities	2,574,860	2,533,991
Combined Equity	1,790,815	1,784,590

RCLP’s Share of (1) :
Assets	$1,106,803	$1,383,069
Liabilities	646,346	818,439

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

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners”), as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, we receive fees for asset management, property management, investment and financing services. During the years ended December 31, 2006, 2005 and 2004, we received fees from these joint ventures of $30.8 million, $26.8 million and $9.3 million, respectively. Our investments in real estate partnerships as of December 31, 2006 and 2005 consist of the following (in thousands):

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$60,651	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	6,822	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	234,378	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	1,140	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,096	36,659
Cameron Village LLC (Columbia)	30.00%	20,826	21,633
Columbia Regency Partners II (Columbia)	20.00%	11,516	2,093
RegCal, LLC (RegCal)	25.00%	18,514	14,921
Regency Retail Partners (the Fund)	26.80%	5,139	—
Other investments in real estate partnerships	50.00%	39,008	37,334

Total		$434,090	545,617

(1)	At December 31, 2005, our ownership interest in Macquarie CountryWide-Regency II was 35% prior to the partial sale which is described below.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of December 31, 2006, Columbia owned 20 shopping centers, had total assets of $558.1 million, and net income of $11.6 million for the year ended. Our share of Columbia’s total assets and net income was $123.9 million and $2.3 million, respectively. Our share of Columbia represents 3.4% of our total assets and 1.2% of our net income available for common unit holders. During 2006 Columbia acquired four shopping centers from unrelated parties for $97.0 million. We contributed $9.6 million for our proportionate share of the purchase price, which was net of $36.4 million of assumed mortgage debt and $13.3 million of financing obtained by Columbia. Columbia did not acquire any properties in 2005 and sold two shopping centers to an unrelated party for $47.6 million at a gain of $8.9 million.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of December 31, 2006, RegCal owned nine shopping centers, had total assets of $182.9 million, and had net income of $1.7 million for the year ended. Our share of RegCal’s total assets and net income was $45.7 million and $516,613, respectively. Our share of RegCal represents 1.2% of our total assets and less than 1% of our net income available for common unit holders, respectively. During 2006 RegCal acquired two shopping centers from unrelated parties for $37.3 million. We contributed $4.1 million for our proportionate share of the purchase price, which was net of financing obtained by RegCal. During 2005, RegCal acquired two shopping centers from an unrelated party for a purchase price of $20.0 million. The Partnership contributed $1.7 million for its proportionate share of the purchase price, which was net of loan financing assumed by RegCal.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), and two in which we have an ownership interest of 24.95% (“MCWR II).

As of December 31, 2006, MCWR I owned 50 shopping centers, had total assets of $728.3 million, and net income of $18.2 million for the year ended. Our share of MCWR I’s total assets and net income was $181.5 million and $5.4 million, respectively. During 2006, MCWR I sold two shopping centers for $28.0 million to unrelated parties for a gain of $7.8 million, and acquired one shopping center from an unrelated party for a purchase price of $25.0 million. We contributed $748,466 for our proportionate share of the purchase price, which was net of $12.5 million of assumed mortgage debt and $10.4 million in 1031 proceeds. During 2005, MCWR I acquired one shopping center from an unrelated party for a purchase price of $24.4 million. The Partnership contributed $4.5 million for its proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR I. In addition, MCWR I acquired two properties from the Partnership valued at $31.9 million, for which the Partnership received cash of $25.7 million for MCW’s proportionate share. During 2005, MCWR I sold four shopping centers to unrelated parties for $34.7 million with a gain of $582,910.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, we sold a portion of our investment in MCWR II to MCW for net cash of $113.2 million and reduced our ownership interest from 35% to 24.95%, and recorded a gain of $9.5 million on the partial sale of our interest. The proceeds from the sale were used to reduce our unsecured line of credit. At December 31, 2006, MCWR II is owned 75% by MCW’s affiliate, 24.90% by RCLP and 0.1% by US Manager. Including our share of US Manager, our effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

As of December 31, 2006, MCWR II owned 97 shopping centers, had total assets of $2.7 billion and a net loss of $24.7 million for the year ended. Our share of MCWR II’s total assets and net loss was $676.0 million and $7.0 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2006, MCWR II sold eight shopping centers for $122.4 million to unrelated parties for a gain of $1.5 million. MCWR II acquired four shopping centers from us for a sales price of $62.4 million, or $46.8 million on a net basis after excluding our 24.95% ownership interest. During 2005, MCWR II sold one shopping center for $9.7 million to an unrelated party with a gain of $35,127.

Our investment in the four joint ventures with MCW totals $303.0 million and represents 8.3% of our total assets at December 31, 2006. Our pro-rata share of the assets and net loss of these ventures was $857.5 million and $1.6 million, respectively, which represents 23.4% and less than 1% of our total assets and net income available for common unit holders, respectively.

In December, 2006, we formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund in which we currently have an ownership interest of 26.8%. We expect to reduce our ownership interest to 20% during 2007 as other partners are admitted into the Fund. The Fund will have the exclusive right to acquire all future RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA.

As of December 31, 2006, the Fund owned two shopping centers, had total assets of $76.1 million and net income of $25,633 for the year ended. The Fund acquired two community shopping centers from us for a sales price of $72.6 million, or $53.1 million on a net basis after excluding our 26.8% ownership interest. Our share of the Fund’s total assets and net income was $20.4 million and $6,870, respectively. Our share of the Fund represents less than 1% of our total assets and net income available for common unit holders.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia, RegCal, the joint ventures with MCW, and the Fund intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from unrelated parties, we are required to contribute our pro-rata share of the purchase price to the partnerships.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our unsecured line of credit as described further below. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table excludes obligations for approximately $3.8 million related to environmental remediation as discussed below under Environmental Matters as the timing of the remediation is not currently known. The table also excludes obligations related to construction or development contracts because payments are only due upon the satisfactory performance under the contract. Costs necessary to complete the 47 development projects currently in process are estimated to be $532 million and will likely be expended through 2010. The following table summarizes our debt maturities including interest, (excluding recorded debt premiums that are not obligations), and obligations under non-cancelable operating leases as of December 31, 2006 including our pro-rata share of obligations within unconsolidated joint ventures (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	Beyond 5 years	Total
Notes Payable:
RCLP (1)	$309,306	110,879	147,394	301,393	382,087	936,093	2,187,152
RCLP’s share of JV	23,337	21,918	34,868	163,854	129,460	234,839	608,276

Operating Leases:
RCLP	4,740	4,478	4,322	4,169	4,094	18,055	39,858
RCLP’s share of JV	—	—	—	—	—	—	—

Ground Leases:
RCLP	1,205	534	534	541	542	23,456	26,812
RCLP’s share of JV	261	261	262	270	269	13,383	14,706

Total	$338,849	138,070	187,380	470,227	516,452	1,225,826	2,876,804

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

Notes Payable

Outstanding debt at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$186,897	175,403
Variable rate mortgage loans	68,662	77,906
Fixed rate unsecured loans	1,198,827	1,198,633

Total notes payable	1,454,386	1,451,942
Unsecured Line of Credit	121,000	162,000

Total	$1,575,386	1,613,942

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.53%.

At December 31, 2006, we had an unsecured revolving line of credit (the “Line”) with an outstanding balance of $121 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 6.125% and 5.125% at December 31, 2006 and 2005, respectively. The spread that we pay on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Recourse Secured Debt to GAV, Fixed Charge Coverage and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

In February, 2007, we entered into a new loan agreement under the Line which increased the commitment to $600 million with the right to increase the facility size to $750 million. The contractual interest rate will be reduced to LIBOR plus .55% based upon our current debt ratings and will have an initial term of 48 months followed by a 12 month extension option. The Line will continue to be subject to similar financial covenants and investment-grade ratings as exist currently.

As of December 31, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2007 (includes the Line)	$3,505	213,134	216,639
2008	3,352	19,618	22,970
2009	3,352	53,088	56,440
2010	3,190	177,208	180,398
2011	3,191	251,123	254,314
Beyond 5 Years	8,764	834,292	843,056
Unamortized debt premiums	—	1,569	1,569

Total	$25,354	1,550,032	1,575,386

Our investments in real estate partnerships had notes and mortgage loans payable of $2.4 billion at December 31, 2006, which mature through 2028. Our proportionate share of these loans was $610.8 million, of which 94.7% had average fixed interest rates of 5.2% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 90 to 125 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we may enter into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We engage outside experts who evaluate and make recommendations about hedging strategies when appropriate. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix the rate on $400 million of new financing expected to occur in 2010 and 2011 the proceeds of which will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $2.9 million at December 31, 2006, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of changes in partners’ capital and comprehensive income (loss).

At December 31, 2006, 88.0% of our total debt had fixed interest rates, compared with 85.1% at December 31, 2005. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represented 12.0% of our total debt. Based upon the variable interest-rate debt outstanding at December 31, 2006, if variable interest rates were to increase by 1%, our annual interest expense would increase by $1.9 million.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At December 31, 2006 and 2005, only the Series D Preferred Units were outstanding with a face value of $50 million and a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Units of General Partner and Preferred Stock

As of December 31, 2006 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, Regency entered into an agreement to sell 4,312,500 shares of common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, Regency issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from these sales were used to reduce the unsecured line of credit and redeem the Series E and Series F Preferred Units.

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

Recognition of Gains from the Sales of Real Estate – We account for profit recognition on sales of real estate in accordance with SFAS Statement No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to our ownership interest.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we were to determine that the development of a specific project undergoing due diligence was no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest capitalization when the property is available for occupancy upon substantial completion of tenant improvements. We have a large staff of employees who support the due diligence, land acquisition, construction, leasing, financial analysis and accounting of our development program. All direct internal costs related to development activities are capitalized as part of each development project. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses.

Real Estate Acquisitions – Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets, liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments – Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

Discontinued Operations – The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), the Partnership makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Partnership can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are likely to close within the requirements set forth in Statement 144. The Partnership also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Partnership has significant continuing involvement (most often joint ventures) is not considered to be discontinued. In addition, any property which the Partnership sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties that the Partnership, in its judgment, has no significant continuing involvement with are classified as discontinued.

Investments in Real Estate Joint Ventures – In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the joint ventures in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures. We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in the FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” and do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of The Fund, its advisory committee.

Income Tax Status – The prevailing assumption underlying the operation of our business is that Regency will continue to operate in order to qualify as a REIT, as defined under the Internal Revenue Code. We are required to meet certain income and asset tests on a periodic basis to ensure that we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Internal Revenue Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

Recent Accounting Pronouncements

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material affect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have begun the process of evaluating the expected effect of FIN 48 and the adoption is not expected to have a material effect on our consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning in the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP has not had a material effect on our consolidated financial statements.

In October 2005, the FASB Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, and therefore we will continue to apply FASB Statement No. 67.

Results from Operations

Comparison of the years ended December 31, 2006 to 2005

At December 31, 2006, on a Combined Basis, we were operating or developing 405 shopping centers, as compared to 393 shopping centers at the end of 2005. We identify our shopping centers as either development properties or operating properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At December 31, 2006, on a Combined Basis, we were developing 47 properties, as compared to 31 properties at the end of 2005.

Our revenues increased by $39.7 million, or 10%, to $420.3 million in 2006 as summarized in the following table (in thousands):

	2006	2005	Change
Minimum rent	$295,391	273,405	21,986
Percentage rent	4,428	4,364	64
Recoveries from tenants	86,134	77,756	8,378
Management and other fees	31,805	28,019	3,786
Equity in income (loss) of investments in real estate partnerships	2,580	(2,908)	5,488

Total revenues	$420,338	380,636	39,702

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from recently completed developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance and real estate tax expenses that we incur to operate our shopping centers.

We earn fees for asset management, property management, leasing, investing and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	2006	2005	Change
Property management fees	$11,041	7,496	3,545
Asset management fees	5,977	5,106	871
Commissions	3,104	947	2,157
Investing and financing fees	11,683	14,470	(2,787)

	$31,805	28,019	3,786

Property management fees increased in 2006 as a result of managing the First Washington Portfolio for MCWR II, which was acquired on June 1, 2005. This also resulted in higher leasing commissions earned during 2006. Investing and financing fees are transaction based and not necessarily recurring. The fees earned in 2005 related to the initial acquisition of the First Washington Portfolio by MCWR II. During 2006, we earned additional fees from MCWR II for achieving certain income performance results related to the First Washington Portfolio although lower than the amount earned in 2005.

Our equity in income of real estate partnerships (joint ventures) increased $5.5 million to $2.6 million in 2006 as follows (in thousands):

	2006	2005	Change
Macquarie CountryWide-Regency (MCWR I)	$4,747	1,601	3,146
Macquarie CountryWide Direct (MCWR I)	615	578	37
Macquarie CountryWide-Regency II (MCWR II)	(7,005)	(11,228)	4,223
Macquarie CountryWide-Regency III (MCWR II)	(38)	(47)	9
Columbia Regency Retail Partners (Columbia)	2,350	4,241	(1,891)
Cameron Village LLC (Columbia)	(119)	(98)	(21)
Columbia Regency Partners II (Columbia)	62	63	(1)
RegCal, LLC (RegCal)	517	609	(92)
Regency Retail Partners (the Fund)	7	—	7
Other investments in real estate partnerships	1,444	1,373	71

Total	$2,580	(2,908)	5,488

The increase was primarily a result of MCWR II earning revenues for a full year from the First Washington Portfolio as compared to seven months during 2005 and incurring lower amortization expense in the First Washington Portfolio during 2006. MCWR I recorded higher gains in 2006 from the sale of real estate as compared to 2005.

Our operating expenses increased by $35.0 million, or 17%, to $240.5 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2006	2005	Change
Operating, maintenance and real estate taxes	$94,405	88,062	6,343
General and administrative	45,495	37,815	7,680
Depreciation and amortization	84,694	76,925	7,769
Other expenses	15,927	2,758	13,169

Total operating expenses	$240,521	205,560	34,961

The increase in operating, maintenance, and real estate taxes was primarily due to shopping center developments that were recently completed and did not incur operating expenses for a full 12 months during the previous year, and to general price increases incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants as expense reimbursements and included in our revenues.

The increase in general and administrative expense is related to additional salary costs for new employees hired to manage the First Washington Portfolio under a property management agreement with MCWR II as well as staffing increases related to increases in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to new development properties recently completed and placed in service in the current year, or if placed in service in the previous year, were not operational for a full 12 months.

The increase in other expenses pertains to an increase in the income tax provision of Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary, from $493,709 in 2005 to $11.8 million in 2006. RRG is subject to federal and state income taxes and files separate tax returns. RCLP also incurred intangible taxes of $1.8 million in 2006 as compared to $352,416 in 2005.

Our interest expense, net of interest capitalization decreased $6.8 million to $79.7 million in 2006 from $86.5 million in 2005. This decrease is attributable to a higher level of interest incurred that is directly related to the construction of new shopping centers and therefore capitalized into properties under development. During 2006, we capitalized interest of $24.0 million as compared to $12.4 million in 2005. The average balance of development in process was $553 million in 2006 as compared to $390 million in 2005. Average interest rates on our outstanding debt increased to 6.45% at December 31, 2006 compared to 6.34% at December 31, 2005. Our weighted average outstanding debt at December 31, 2006 and 2005 was $1.6 billion.

Gains from the sale of real estate were $65.6 million in 2006 as compared to $19.0 million in 2005. 2006 includes $20.2 million from the sale of 30 out-parcels for net proceeds of $53.5 million, $35.9 million from the sale of six shopping centers to joint ventures for net proceeds of $122.7 million; and a $9.5 million gain related to the partial sale of our interest in MCWR II as discussed previously. 2005 includes $8.7 million in gains from the sale of 26 out-parcels for net proceeds of $29.0 million and $10.3 million in gains related to the sale of three development properties and one operating property. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During 2006 and 2005 we established provisions for loss of $500,000 and $550,000 respectively, to adjust operating properties to their estimated fair values.

Income from discontinued operations was $64.2 million in 2006 related to eight operating and three development properties sold to unrelated parties for net proceeds of $149.6 million. Income from discontinued operations was $66.8 million in 2005 related to nine operating and five development properties sold to unrelated parties for net proceeds of $175.2 million and to the operations of shopping centers sold or classified as held-for-sale in 2006 and 2005. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes totaling $3.6 million for the year ended December 31, 2005.

Net income for common unit holders increased $52.5 million to $201.7 million in 2006 as compared with $149.2 million in 2005 primarily related to increases in revenues described above and higher gains recognized from sale of real estate. Diluted earnings per unit was $2.89 in 2006 as compared to $2.23 in 2005 or 30% higher.

Comparison of the years ended December 31, 2005 to 2004

At December 31, 2005, on a Combined Basis, we were operating or developing 393 shopping centers, as compared to 291 shopping centers at the end of 2004. At December 31, 2005, on a Combined Basis, we were developing 31 properties, as compared to 34 properties at the end of 2004.

Our revenues increased by $23 million, or 6%, to $380.6 million in 2005 as summarized in the following table (in thousands):

	2005	2004	Change
Minimum rent	$273,405	259,684	13,721
Percentage rent	4,364	3,738	626
Recoveries from tenants	77,756	73,362	4,394
Management and other fees	28,019	10,663	17,356
Equity in (loss) income of investments in real estate partnerships	(2,908)	10,194	(13,102)

Total revenues	$380,636	357,641	22,995

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from recently completed developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. During 2005, increased tenant sales volumes resulted in a 17% increase in our percentage rent. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance and real estate tax expenses that we incur to operate our shopping centers.

We earn fees for asset management, property management, leasing, investing and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	2005	2004	Change
Property management fees	$7,496	3,777	3,719
Asset management fees	5,106	3,101	2,005
Commissions	947	1,263	(316)
Investing and financing fees	14,470	2,522	11,948

	$28,019	10,663	17,356

As a result of MCWR II acquiring the First Washington Portfolio on June 1, 2005, we recorded $13.8 million in fees related to investment and financing services that we provided to MCWR II. MCWR II paid us approximately $21.2 million for these services, however, the amount recognized as fee income includes only that portion of fees paid by the venture not owned by us. We managed the First Washington Portfolio for a period of seven months during 2005 and received property management fees from MCWR II, which accounted for the majority of the increase in property management fees above 2004. We also received higher property management and asset management fees from our other joint ventures during 2005 related to acquisitions that they completed during 2004 and 2005.

Our equity in income of real estate partnerships (joint ventures) declined $13.1 million to a loss of $2.9 million in 2005 as follows (in thousands):

	2005	2004	Change
Macquarie CountryWide-Regency (MCWR I)	$1,601	2,997	(1,396)
Macquarie CountryWide Direct (MCWR I)	578	535	43
Macquarie CountryWide-Regency II (MCWR II)	(11,228)	—	(11,228)
Macquarie CountryWide-Regency III (MCWR II)	(47)	—	(47)
Columbia Regency Retail Partners (Columbia)	4,241	4,103	138
Cameron Village LLC (Columbia)	(98)	8	(106)
Columbia Regency Partners II (Columbia)	63	1	62
RegCal, LLC (RegCal)	609	18	591
Other investments in real estate partnerships	1,373	2,532	(1,159)

Total	$(2,908)	10,194	(13,102)

The loss was a result of the significant amount of depreciation and amortization expense recorded by MCWR II related to its acquisition of the First Washington Portfolio on June 1, 2005. Excluding the depreciation and amortization, MCWR II produced positive cash flow from operations during the period.

Our operating expenses increased by $10.1 million, or 5%, to $205.6 million in 2005 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2005	2004	Change
Operating, maintenance and real estate taxes	$88,062	84,340	3,722
General and administrative	37,815	30,282	7,533
Depreciation and amortization	76,925	72,769	4,156
Other expenses	2,758	8,043	(5,285)

Total operating expenses	$205,560	195,434	10,126

The increase in operating, maintenance, and real estate taxes was primarily due to shopping center developments that were recently completed and did not incur operating expenses for a full 12 months during the previous year, and to general price increases incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants as expense reimbursements and included in our revenues.

The increase in general and administrative expense is related to additional salary costs for new employees necessary to manage the First Washington Portfolio under a property management agreement with MCWR II and higher stock based compensation expenses associated with the early adoption of Statement 123(R), which requires the expensing of stock options. During 2005, we recorded compensation expense associated with stock options of $1.4 million.

The increase in depreciation and amortization expense is primarily related to new development properties recently completed and placed in service in the current year, or if placed in service in the previous year, were not operational for a full 12 months.

The reduction in other expenses pertains to a decline in the income tax provision of RRG from $6.5 million in 2004 to $493,709 in 2005.

Our interest expense, net of interest capitalization, increased $6.8 million to $86.5 million in 2005 from $79.7 million in 2004 primarily related to the financing of our investment in MCWR II. During 2005, we capitalized interest of $12.4 million as compared to $11.2 million in 2004. Interest incurred that is directly related to the construction of new shopping centers is capitalized into properties under development. On June 1, 2005 we borrowed $275 million on the Bridge Loan and $122 million on the Line to fund our investment. During July and August, we repaid the Bridge Loan and reduced the Line using a portion of the proceeds from the $200 million Forward Sale Agreement, a $75 million preferred stock offering and the issuance of $350 million of 5.48% fixed rate debt. Average interest rates on our outstanding debt increased to 6.34% at December 31, 2005 compared to 6.24% at December 31, 2004. Our weighted average outstanding debt at December 31, 2005 was $1.6 billion compared to $1.5 billion at December 31, 2004.

Gains from the sale of operating properties and properties in development were $19.0 million in 2005 as compared to $39.4 million in 2004. Included in 2005 are gains of $8.7 million from the sale of 26 out-parcels for net proceeds of $29.0 million and gains of $10.3 million related to the sale of three development properties and one operating property. Included in 2004 are gains of $18.9 million from the sale of 41 out-parcels for net proceeds of $60.4 million and gains of $20.5 million from shopping centers sold. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During 2005 and 2004 we established provisions for loss of $550,000 and $810,000 respectively, to adjust operating properties to their estimated fair values. The provision for loss on properties subsequently sold to third parties is included in operating income from discontinued operations.

Income from discontinued operations was $66.8 million in 2005 related to 14 properties sold to unrelated parties for net proceeds of $175.2 million and four properties classified as held-for-sale. Income from discontinued operations was $37.6 million in 2004 related to the operations of shopping centers sold or classified as held-for-sale in 2005 and 2004. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes totaling $3.6 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively.

Net income for common unit holders increased $18.9 million to $149.2 million in 2005 as compared with $130.3 million in 2004. Diluted earnings per unit were $2.23 in 2005, compared with $2.08 in 2004, or 7% higher, a result of the increase in net income

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.8 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation

Inflation has remained relatively low and has had a minimal impact on the operating performance of our shopping centers; however, substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on the Line and the refinancing of long-term debt, which currently contain fixed interest rates. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We do not enter into derivative or interest-rate transactions for speculative purposes.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2006, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$26,977	22,970	56,440	180,398	254,314	843,056	1,384,155	1,440,585
Average interest rate for all fixed rate debt	6.61%	6.61%	6.55%	6.26%	5.77%	5.77%
Variable rate LIBOR debt	$189,662	—	—	—	—	—	189,662	189,662
Average interest rate for all variable rate debt	5.64%	—	—	—	—	—

We currently have $434.7 million of fixed rate debt maturing in 2010 and 2011. On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $400 million of fixed rate financing expected to occur in 2010 and 2011, the proceeds of which will be used to repay debt maturing in those years. The change in fair value of these swaps from inception has generated a liability of $2.9 million at December 31, 2006, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet. As the table incorporates only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of Regency’s (our General Partner) management, including its chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer, chief operating officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2006 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

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

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Regency securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Regency securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,195,551	$48.90

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,195,551	$48.90

(1)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(2)

Our Long Term Omnibus Plan, as amended and approved by stockholders at our 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of our outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 1.4 million shares were available at December 31, 2006 for future issuance.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2007 Annual Meeting of Stockholders.

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers, L.P. 2006 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements at the end of this report.

(b)	Exhibits:

3.	Articles of Incorporation and Bylaws

(a)	Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(ii) to Regency Centers, L.P.’s Form 10-K filed March 15, 2004).

(b)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(l) of Regency Centers Corporation’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units, effective as of July 28, 2005 (incorporated by reference to Exhibit 3.3 to Regency Centers Corporation Form 8-K filed August 1, 2005).

4.(a)	See Exhibit 3(b) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by referenced to Exhibit 4.1 of Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

10.	Material Contracts

(a)	Credit Agreement dated as of March 26, 2004 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 10-Q filed May 10, 2004).

(i)	First Amendment dated as of March 28, 2005 to Amended and Restated Credit Agreement by and among Regency Centers, L.P., as Borrower, Regency Centers Corporation, each of the Lenders signatory thereto, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 8-K filed April 1, 2005).

(b)	Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q of Regency Centers Corporation filed August 8, 2005).

(c)	Purchase Agreement and Amendment to Amended and Restated Limited Liability Agreement relating to Macquarie CountryWide-Regency II, L.L.C. dated as of January 13, 2006 among Macquarie CountryWide (U.S.) No. 2 LLC, Regency Centers, L.P., and Macquarie-Regency Management, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q of Regency Centers Corporation filed May 8, 2006).

(d)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to Form 10-K of Regency Centers Corporation filed February 27, 2007).

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Rule 15d-14 Certification of Chief Executive Officer.

31.2	Rule 15d-14 Certification of Chief Financial Officer.

31.3	Rule 15d-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS, L.P.

By: REGENCY CENTERS CORPORATION General Partner

February 27, 2007	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2007	/s/ Martin E. Stein, Jr. Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

February 27, 2007	/s/ Mary Lou Fiala Mary Lou Fiala, President, Chief Operating Officer and Director

February 27, 2007	/s/ Bruce M. Johnson Bruce M. Johnson, Managing Director, Chief Financial Officer (Principal Financial Officer) and Director

February 27, 2007	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)

February 27, 2007	/s/ Raymond L. Bank Raymond L. Bank, Director

February 27, 2007	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director

February 27, 2007	/s/ A. R. Carpenter A. R. Carpenter, Director

February 27, 2007	/s/ J. Dix Druce J. Dix Druce, Director

February 27, 2007	/s/ Douglas S. Luke Douglas S. Luke, Director

February 27, 2007	/s/ John C. Schweitzer John C. Schweitzer, Director

February 27, 2007	/s/ Thomas G. Wattles Thomas G. Wattles, Director

February 27, 2007	/s/ Terry N. Worrell Terry N. Worrell, Director

Regency Centers, L.P.

All other schedules are omitted because of the absence of conditions under which they are required, materiality or because information required therein is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the Board of Directors of

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

Certified Public Accountants

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the Board of Directors of

Regency Centers Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Regency Centers, L.P. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Regency Centers, L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and related financial statement schedule and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Jacksonville, Florida

Certified Public Accountants

March 1, 2007

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except unit data)

	2006	2005
Assets
Real estate investments at cost (notes 2, 4 and 12):
Land	$862,851	853,275
Buildings and improvements	1,963,634	1,926,297

	2,826,485	2,779,572
Less: accumulated depreciation	427,389	380,613

	2,399,096	2,398,959
Properties in development, net	615,450	413,677
Operating properties held for sale, net	25,608	36,567
Investments in real estate partnerships (note 4)	434,090	545,617

Net real estate investments	3,474,244	3,394,820

Cash and cash equivalents	34,046	42,458
Notes receivable (note 5)	19,988	46,473
Tenant receivables, net of allowance for uncollectible accounts of $3,532 and $3,849 at December 31, 2006 and 2005, respectively	67,162	56,878
Deferred costs, less accumulated amortization of $36,227 and $31,846 at December 31, 2006 and 2005, respectively	40,989	41,657
Acquired lease intangible assets, less accumulated amortization of $10,511 and $6,593 at December 31, 2006 and 2005, respectively (note 6)	12,315	10,182
Other assets	23,041	23,747

	$3,671,785	3,616,215

Liabilities and Partners’ Capital
Liabilities:
Notes payable (note 7)	$1,454,386	1,451,942
Unsecured line of credit (note 7)	121,000	162,000
Accounts payable and other liabilities	140,940	110,800
Acquired lease intangible liabilities, net (note 6)	7,729	4,207
Tenants’ security and escrow deposits	10,517	10,276

Total liabilities	1,734,572	1,739,225

Limited partners’ interest in consolidated partnerships	17,797	11,088

Commitments and contingencies (notes 12 and 13)

Partners’ Capital (notes 8, 9, 10 and 11):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2006 and 2005	49,158	49,158
Preferred units of general partner, par value $0.01: 800,000 units issued and outstanding at December 31, 2006 and 2005, liquidation preference $250	275,000	275,000
General partner; 69,017,995 and 67,966,343 units outstanding at December 31, 2006 and 2005, respectively	1,591,634	1,525,517
Limited partners; 740,826 and 1,252,140 units outstanding at December 31, 2006 and 2005, respectively	16,941	27,919
Accumulated other comprehensive loss	(13,317)	(11,692)

Total partners’ capital	1,919,416	1,865,902

	$3,671,785	3,616,215

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2006, 2005 and 2004

(in thousands, except per unit data)

	2006	2005	2004
Revenues:
Minimum rent (note 12)	$295,391	273,405	259,684
Percentage rent	4,428	4,364	3,738
Recoveries from tenants	86,134	77,756	73,362
Management, acquisition and other fees	31,805	28,019	10,663
Equity in income (loss) of investments in real estate partnerships (note 4)	2,580	(2,908)	10,194

Total revenues	420,338	380,636	357,641

Operating expenses:
Depreciation and amortization	84,694	76,925	72,769
Operating and maintenance	51,580	49,501	48,219
General and administrative	45,495	37,815	30,282
Real estate taxes	42,825	38,561	36,121
Other expenses	15,927	2,758	8,043

Total operating expenses	240,521	205,560	195,434

Other expense (income)
Interest expense, net of interest income of $4,312, $2,361 and $3,125 in 2006, 2005 and 2004, respectively	79,690	86,530	79,739
Gain on sale of operating properties and properties in development	(65,600)	(18,971)	(39,387)
Provision for loss on operating properties	—	—	450

Total other expense (income)	14,090	67,559	40,802

Income before minority interests	165,727	107,517	121,405

Minority interest of limited partners	(4,863)	(263)	(319)

Income from continuing operations	160,864	107,254	121,086

Discontinued operations (note 3):
Operating income from discontinued operations	5,067	12,501	18,429
Gain on sale of operating properties and properties in development	59,181	54,281	19,220

Income from discontinued operations	64,248	66,782	37,649

Net income	225,112	174,036	158,735

Preferred unit distributions	(23,400)	(24,849)	(28,462)

Net income for common unit holders	$201,712	149,187	130,273

Income per common unit - basic (note 11):
Continuing operations	$1.98	1.23	1.47
Discontinued operations	0.93	1.02	0.61

Net income for common unit holders per unit	$2.91	2.25	2.08

Income per common unit - diluted (note 11):
Continuing operations	$1.97	1.22	1.47
Discontinued operations	0.92	1.01	0.61

Net income for common unit holders per unit	$2.89	2.23	2.08

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Restricted Stock Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2003	$223,526	1,295,863	26,544	(15,060)	175	1,531,048
Comprehensive Income:
Net income	19,829	136,327	2,579	—	—	158,735
Loss on settlement of derivative instruments	—	—	—	—	(5,895)	(5,895)
Amortization of loss on derivative instruments	—	—	—	—	429	429

Total comprehensive income						153,269
Redemption of preferred units	(121,764)	—	—	—	—	(121,764)
Cash distributions for dividends	—	(129,470)	(2,508)	—	—	(131,978)
Preferred unit distribution	(19,829)	(8,633)	—	—	—	(28,462)
Units converted for cash	—	—	(20,402)	—	—	(20,402)
Series 4 Preferred units issued (note 9)	—	125,000	—	—	—	125,000
Restricted Stock issued	—	11,938	—	(11,938)	—	—
Amortization of restricted stock deferred compensation	—	—	—	10,154	—	10,154
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	75,989	—	—	—	75,989
Common Units exchanged for common stock of Regency	—	7,154	(7,154)	—	—	—
Units issued for acquisition of real estate	—	—	38,400	—	—	38,400
Reallocation of limited partners’ interest	—	6,684	(6,684)	—	—	—

Balance at December 31, 2004	$101,762	1,520,852	30,775	(16,844)	(5,291)	1,631,254
Comprehensive Income (note 8):
Net income	8,105	162,647	3,284	—	—	174,036
Loss on settlement of derivative instruments	—	—	—	—	(7,310)	(7,310)
Amortization of loss on derivative instruments	—	—	—	—	909	909
Total comprehensive income						167,635
Redemption of preferred units	(52,604)	—	—	—	—	(52,604)
Cash distributions to partners	—	(143,755)	(2,917)	—	—	(146,672)
Preferred unit distribution	(8,105)	(16,744)	—	—	—	(24,849)
Series 5 Preferred units issued (note 9)	—	75,000	—	—	—	75,000
Reclassification of unearned deferred compensation upon adoption of FAS 123(R)	—	(16,844)	—	16,844	—	—
Regency Restricted Stock issued, net of amortization (note 10)	—	16,955	—	—	—	16,955
Common Units issued as a result of common stock issued by Regency, net of repurchases (note 9)	—	199,183	—	—	—	199,183
Common Units exchanged for common stock of Regency	—	6,386	(6,386)	—	—	—
Reallocation of limited partners’ interest	—	(3,163)	3,163	—	—	—

Balance at December 31, 2005	$49,158	1,800,517	27,919	—	(11,692)	1,865,902
Comprehensive Income (note 8):
Net income	3,725	218,511	2,876	—	—	225,112
Amortization of loss on derivative instruments	—	—	—	—	1,306	1,306
Change in fair value of derivative instruments	—	—	—	—	(2,931)	(2,931)

Total comprehensive income						223,487
Cash distributions to partners	—	(163,311)	(2,642)	—	—	(165,953)
Preferred unit distribution	(3,725)	(19,675)	—	—	—	(23,400)
Regency Restricted Stock issued, net of amortization (note 10)	—	16,584	—	—	—	16,584
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	2,796	—	—	—	2,796
Common Units exchanged for common stock of Regency	—	21,495	(21,495)	—	—	—
Reallocation of limited partners’ interest	—	(10,283)	10,283	—	—	—

Balance at December 31, 2006	$49,158	1,866,634	16,941	—	(13,317)	1,919,416

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$225,112	174,036	158,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,413	84,449	82,890
Deferred loan cost and debt premium amortization	4,411	2,740	1,739
Stock based compensation	17,950	18,755	14,425
Minority interest of limited partners	4,863	263	319
Equity in (income) loss of investments in real estate partnerships	(2,580)	2,908	(10,194)
Net gain on sale of properties	(124,781)	(76,664)	(60,539)
Provision for loss on operating properties	500	550	810
Distributions in excess of earnings from operations of investments in real estate partnerships	28,788	28,661	13,342
Hedge settlement	—	(7,310)	(5,720)
Changes in assets and liabilities:
Tenant receivables	(10,284)	(1,186)	(5,849)
Deferred leasing costs	(7,285)	(6,829)	(6,199)
Other assets	(3,508)	(13,426)	1,449
Accounts payable and other liabilities	(2,638)	(818)	(2,946)
Above and below market lease intangibles, net	(1,387)	(954)	(954)
Tenants’ security and escrow deposits	241	228	214

Net cash provided by operating activities	216,815	205,403	181,522

Cash flows from investing activities:
Acquisition of operating real estate	(19,337)	—	(60,358)
Development of real estate including land acquired	(404,836)	(326,662)	(340,217)
Proceeds from sale of real estate investments	455,972	237,135	317,178
Repayment (issuance) of notes receivable, net	14,770	(8,456)	64,009
Investments in real estate partnerships	(21,790)	(417,713)	(66,299)
Distributions received from investments in real estate partnerships	13,452	30,918	47,369

Net cash provided by (used in) investing activities	38,231	(484,778)	(38,318)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common stock issued by Regency	5,994	205,601	81,662
Redemption of preferred units	—	(54,000)	(125,000)
Cash paid for conversion of Common Units by limited partner	—	—	(20,402)
(Distributions to) contributions from limited partners in consolidated partnerships	(2,619)	(50)	373
Distributions paid to preferred unit holders	(23,400)	(23,453)	(25,226)
Cash distributions to partners	(161,777)	(143,921)	(129,600)
Net proceeds from issuance of preferred units	—	72,716	120,712
Repayment of fixed rate unsecured notes	—	(100,000)	(200,000)
Proceeds from issuance of fixed rate unsecured notes	—	349,505	148,646
(Repayment) proceeds of unsecured line of credit, net	(41,000)	(38,000)	5,000
Proceeds from notes payable	—	10,000	84,223
Repayment of notes payable	(36,131)	(43,169)	(8,176)
Scheduled principal payments	(4,516)	(5,499)	(5,711)
Deferred loan costs	(9)	(3,217)	(4,254)

Net cash (used in) provided by financing activities	(263,458)	226,513	(77,753)

Net (decrease) increase in cash and cash equivalents	(8,412)	(52,862)	65,451

Cash and cash equivalents at beginning of the year	42,458	95,320	29,869

Cash and cash equivalents at end of the year	$34,046	42,458	95,320

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Supplemental disclosure of cash flow information—cash paid for interest (net of capitalized interest of $23,952, $12,400 and 11,228 in 2006, 2005 and 2004, respectively)	$82,285	84,839	85,416

Supplemental disclosure of non-cash transactions:
Mortgage debt assumed by purchaser on sale of real estate	$—	—	44,684

Regency common stock issued for partnership units exchanged	$21,495	6,386	7,154

Mortgage loans assumed for the acquisition of real estate	$44,000	—	61,717

Real estate contributed as investments in real estate partnerships	$15,967	10,715	31,312

Exchangeable operating partnership units issued for the acquisition of real estate	$—	—	38,400

Regency common stock issued for dividend reinvestment plan	$3,806	2,752	2,379

Notes receivable taken in connection with out-parcel sales	$490	12,370	3,255

Change in fair value of derivative instrument	$2,931	—	—

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At December 31, 2006, the Partnership directly owned 218 retail shopping centers and held partial interests in an additional 187 retail shopping centers through investments in joint ventures.

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

Investments in joint ventures not controlled by the Partnership (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Partnership has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). The venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Partnership has concluded that the equity method of accounting is appropriate for these interests which do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

Ownership of the Company

Regency has a single class of common stock outstanding and three series of preferred stock outstanding (Series 3, 4, and 5 Preferred Stock). The dividends on the Series 3, 4, and 5 Preferred Stock are cumulative and payable in arrears on the last day of each calendar quarter. The Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Partnership that entitle the Company to income and distributions from the Partnership in amounts equal to the dividends paid on the Company’s Series 3, 4, and 5 Preferred Stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors.

At December 31, 2006, the Company owned approximately 99% or 69,017,995 Partnership Units of the total 69,758,821 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. The Company revalues the minority interest associated with the Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Unit holders since both have equivalent rights and Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

(b)	Revenues

The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. As part of the leasing process, the Partnership may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Partnership is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements, and other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Lease revenue recognition commences when the lessee is given possession of the leased space upon completion of tenant improvements when the Partnership is the owner of the leasehold improvements; however, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(b)	Revenues (continued)

Substantially all of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance and common area maintenance (“CAM”) costs.

Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

The Partnership accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 66, “Accounting for Sales of Real Estate.” In summary, profits from sales will not be recognized by the Partnership unless a sale has been consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Partnership’s receivable, if applicable, is not subject to future subordination; the Partnership has transferred to the buyer the usual risks and rewards of ownership; and the Partnership does not have substantial continuing involvement with the property.

The Partnership has been engaged by joint ventures under agreements to provide asset management, property management; and leasing, investing and financing services for such ventures’ shopping centers. The fees are market based and generally calculated as a percentage of either revenues earned or the estimated values of the properties managed, and are recognized as services are rendered, when fees due are determinable and collectibility is reasonably assured.

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

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At December 31, 2006 and 2005, the Partnership had capitalized pre-development costs of $23.3 million and $12.2 million, respectively of which $10.0 million and $5.7 million, respectively were refundable deposits.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(c)	Real Estate Investments (continued)

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

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to amortization expense over the remaining initial term of the respective leases.

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

The Partnership allocates no value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they provide no incremental value over the Partnership’s existing relationships.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(c)	Real Estate Investments (continued)

In accordance with Statement 144, when the Partnership sells a property and will not have continuing involvement or significant cash flows after disposition, the operations and cash flows of the property are eliminated and its operations and gain on sale are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also represented to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and it will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During 2006, 2005 and 2004, the Partnership established a provision for loss of $500,000, $550,000 and $810,000 based upon the criteria described above. The provision for loss on properties subsequently sold to third parties is included in operating income from discontinued operations.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled.

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(d)	Income Taxes (continued)

The net book basis of real estate assets exceeds the tax basis by approximately $158.4 million and $161.9 million at December 31, 2006 and 2005, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

The following summarizes the tax status of Regency’s dividends paid during the respective years:

	2006	2005	2004
Dividend per share	$2.38	2.20	2.12
Ordinary income	64%	79%	82%
Capital gain	21%	11%	6%
Return of capital	—	—	3%
Unrecaptured Section 1250 gain	15%	10%	9%

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Income tax expense
Current	$10,256	4,980	10,730
Deferred	1,516	(891)	(1,978)

Total income tax expense	$11,772	4,089	8,752

Income tax expense is included in either other expenses if the related income is from continuing operations or discontinued operations on the consolidated statements of operations as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Income tax expense from:
Continuing operations	$11,772	494	6,487
Discontinued operations	—	3,595	2,265

Total income tax expense	$11,772	4,089	8,752

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(d)	Income Taxes (continued)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income for the years ended December 31, 2006 and 2005, respectively and 34% for the year ended December 31, 2004 as follows (in thousands):

	2006	2005	2004
Computed expected tax expense	$4,094	3,304	5,759
Increase in income tax resulting from state taxes	456	368	913
All other items	7,222	417	2,080

Total income tax expense	$11,772	4,089	8,752

All other items principally represent the tax effect of gains associated with the sale of properties to unconsolidated ventures.

RRG had net deferred tax assets of $9.7 million and $11.2 million at December 31, 2006 and 2005, respectively. The majority of the deferred tax assets relate to deferred interest expense and tax costs capitalized on projects under development. No valuation allowance was provided and the Company believes it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $33.3 million and $30.6 million at December 31, 2006 and 2005, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $7.7 million and $11.1 million at December 31, 2006 and 2005, respectively.

(f)	Earnings per Unit and Treasury Stock

Basic net income per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted net income per unit also includes common unit equivalents for stock options, restricted stock and exchangeable operating partnership units, if dilutive. See note 11 for the calculation of earnings per unit (“EPU”).

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and recorded in General Partner Preferred and Common Units of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

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

Regency grants stock-based compensation to its employees and directors. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership including stock options. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other stock-based awards granted under Regency’s Long-Term Omnibus Plan. Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”), which is an amendment of SFAS No. 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statements of operations based on their fair values and pro-forma disclosure is no longer an alternative. The Partnership elected early adoption of Statement 123(R) on January 1, 2005, even though it was not effective until January 1, 2006. As permitted by Statement 123(R), the Partnership applied the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(j)	Segment Reporting

The Partnership’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Partnership actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its planned rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes; however, the Partnership may decide to sell all or a portion of a development upon completion. The Partnership’s revenue and net income are generated from the operation of its investment portfolio. The Partnership also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

The Partnership’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Partnership reviews operating and financial data for each property on an individual basis, therefore, the Partnership defines an operating segment as its individual properties. No individual property constitutes more than 10% of the Partnership’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 7% or more of revenue and none of the shopping centers are located outside the United States.

(k)	Derivative Financial Instruments

The Partnership adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149. Statement 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps. The Partnership designates these interest rate swaps as cash flow hedges.

Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Partnership assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(k)	Derivative Financial Instruments (continued)

In assessing the hedge, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 8 for further discussion.

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

At December 31, 2006, the Partnership held a majority interest in two consolidated entities with specified termination dates of 2017 and 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $8.3 million at December 31, 2006. The related carrying value is $1.3 million and $1.1 million as of December 31, 2006 and 2005, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheet. The Partnership has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission’s (“SEC”) staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Partnership’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Partnership does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

(m)	Recent Accounting Pronouncements (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Partnership will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Partnership has begun the process of evaluating the expected effect of FIN 48 and the adoption is not expected to have a material effect on the Partnership’s consolidated financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, which became effective in the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have an effect on the Partnership’s consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, and therefore the Partnership will continue to apply FASB Statement No. 67.

(n)	Reclassifications

Certain reclassifications have been made to the 2005 and 2004 amounts to conform to classifications adopted in 2006.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

2.	Real Estate Investments

During 2006, the Partnership acquired one shopping center for a purchase price of $63.1 million which included the assumption of $44.0 million in debt. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $6.1 million and $5.0 million, respectively were recorded for this acquisition. The acquisition was accounted for as a purchase business combination and the results of its operations are included in the consolidated financial statements from the date of acquisition. During 2005, the Partnership’s acquisition activity was through its joint ventures discussed further in Note 4.

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

During 2006, the Partnership sold 100% of its interest in 11 properties for net proceeds of $149.6 million. The combined operating income and gains from these properties and properties classified as held-for-sale are included in discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006, 2005 and 2004, as well as operating properties held for sale, were $14.6 million, $32.8 million and $44.2 million for the three years ended December 31, 2006, 2005 and 2004, respectively. The operating income and gains from properties included in discontinued operations are reported net of income taxes, if the property is sold by RRG, as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005		2004
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of properties
Operations and gain	$5,067	59,181	12,684	57,693	18,763	21,151
Less: Income taxes	—	—	183	3,412	334	1,931

Discontinued operations, net	$5,067	59,181	12,501	54,281	18,429	19,220

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

4.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5, and therefore, subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Partnership’s combined investment in these partnerships was $434.1 million and $545.6 million at December 31, 2006 and 2005, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized or accreted to equity in income (loss) of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains and losses on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners”), as further described below. In addition to the Partnership earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, investment and financing services. During 2006, 2005 and 2004, the Partnership received fees from these joint ventures of $30.8 million, $26.8 million and $9.3 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of December 31, 2006, Columbia owned 20 shopping centers, had total assets of $558.1 million, and net income of $11.6 million for the year ended. The Partnership’s share of Columbia’s total assets and net income was $123.9 million and $2.3 million, respectively. During 2006 Columbia acquired four shopping centers from third parties for $97.0 million. The Partnership contributed $9.6 million for its proportionate share of the purchase price, which was net of $36.4 million of assumed mortgage debt and $13.3 million of financing obtained by Columbia. Columbia did not acquire any properties in 2005 and sold two shopping centers to an unrelated party for $47.6 million at a gain of $8.9 million.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has an ownership interest of 25%. As of December 31, 2006, RegCal owned nine shopping centers, had total assets of $182.9 million, and net income of $1.7 million for the year ended. The Partnership’s share of RegCal’s total assets and net income was $45.7 million and $516,613, respectively. During 2006, RegCal acquired two shopping centers from unrelated parties for a purchase price of $37.3 million. The Partnership contributed $4.1 million for its proportionate share of the purchase price, which was net of financing obtained by RegCal. During 2005, RegCal acquired two shopping centers from an unrelated party for a purchase price of $20.0 million. The Partnership contributed $1.7 million for its proportionate share of the purchase price, which was net of loan financing assumed by RegCal.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

4.	Investments in Real Estate Partnerships (continued)

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR I”), and two in which it has an ownership interest of 24.95% (collectively, “MCWR II”).

As of December 31, 2006, MCWR I owned 50 shopping centers, had total assets of $728.3 million, and net income of $18.2 million for the year ended. RCLP’s share of MCWR I’s total assets and net income was $181.5 million and $5.4 million, respectively. During 2006 MCWR I purchased one shopping center from a third party for $25.0 million. The Partnership contributed $748,466 for its proportionate share of the purchase price, which was net of $12.5 million of assumed mortgage debt and $10.4 million in 1031 proceeds. During 2006, MCWR I sold two shopping centers to unrelated parties for $28.0 million for a gain of $7.8 million. During 2005, MCWR I acquired one shopping center from an unrelated party for a purchase price of $24.4 million. The Partnership contributed $4.5 million for its proportionate share of the purchase price, which was net of loan financing placed on the shopping center by MCWR I. In addition, MCWR I acquired two properties from the Partnership valued at $31.9 million, for which the Partnership received cash of $25.7 million for MCW’s proportionate share. During 2005, MCWR I sold four shopping centers to unrelated parties for $34.7 million with a gain of $582,910.

On June 1, 2005, MCWR II closed on the acquisition of a retail shopping center portfolio (the “First Washington Portfolio”) for a purchase price of approximately $2.8 billion, including the assumption of approximately $68.6 million of mortgage debt and the issuance of approximately $1.6 billion of new mortgage loans on the properties acquired. The First Washington Portfolio acquisition was accounted for as a purchase business combination by MCWR II. At December 31, 2005, MCWR II was owned 64.95% by an affiliate of MCW, 34.95% by RCLP and 0.1% by Macquarie-Regency Management, LLC (“US Manager”). US Manager is owned 50% by RCLP and 50% by an affiliate of Macquarie Bank Limited. On January 13, 2006, the Partnership sold a portion of its investment in MCWR II to MCW which reduced its ownership interest from 35% to 24.95% for net cash of $113.2 million which is reflected in proceeds from sale of real estate investments in the consolidated statements of cash flows. The proceeds from the sale were used to reduce the unsecured line of credit. At December 31, 2006, MCWR II is owned 75% by a MCW affiliate, 24.90% by RCLP and 0.1% by US Manager. Including its 50% share of US Manager, RCLP’s effective ownership is 24.95% and is reflected as such under the equity method in the accompanying consolidated financial statements.

RCLP was paid an acquisition fee by MCWR II related to the acquisition of the First Washington Portfolio in 2005. RCLP has the ability to receive additional acquisition fees of approximately $14.2 million (the “Contingent Acquisition Fees”) subject to achieving certain targeted income levels in 2006 and 2007. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Partnership. During 2006, $9.0 million of the Contingent Acquisition Fees was earned and approximately $6.8 million was recognized by the Partnership.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

4.	Investments in Real Estate Partnerships (continued)

As of December 31, 2006, MCWR II owned 97 shopping centers, had total assets of $2.7 billion and recorded a net loss of $24.7 million for the year ended. RCLP’s share of MCWR II’s total assets and net loss was $676.0 million and $7.0 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2006, MCWR II acquired four development properties from the Partnership for a net sales price of $62.4 million and RCLP received cash of $58.4 million. During 2006, MCWR II sold eight shopping centers for $122.4 million to unrelated parties for a gain of $1.5 million. During 2005, MCWR II sold one shopping center for $9.7 million to an unrelated party with a gain of $35,127.

In December 2006, RCLP formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund in which its ownership interest is 26.8%. The Partnership expects to reduce its ownership interest to 20% during 2007 as other partners invest in the Fund. The Fund will have the exclusive right to acquire all RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria.

As of December 31, 2006, the Fund owned two shopping centers, had total assets of $76.1 million, and recorded net income of $25,633 for the year ended. RCLP’s share of the Fund’s total assets and net income was $20.4 million and $6,870, respectively. At closing, the Fund acquired two properties from the Partnership valued at $72.6 million, for which the Partnership received cash of $63.7 million for the Fund’s proportionate share.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Partnership’s ownership interest. The gains, operations and cash flows are not recorded as discontinued operations because of RCLP’s substantial continuing involvement in these shopping centers. Columbia, RegCal, and the joint ventures with MCW and the Fund intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Partnership. For those properties acquired from third parties, the Partnership is required to contribute its pro-rata share of the purchase price to the partnerships.

	Ownership	2006	2005
Macquarie CountryWide-Regency (MCWR I)	25.00%	$60,651	61,375
Macquarie CountryWide Direct (MCWR I)	25.00%	6,822	7,433
Macquarie CountryWide-Regency II (MCWR II) (1)	24.95%	234,378	363,563
Macquarie CountryWide-Regency III (MCWR II)	24.95%	1,140	606
Columbia Regency Retail Partners (Columbia)	20.00%	36,096	36,659
Cameron Village LLC (Columbia)	30.00%	20,826	21,633
Columbia Regency Partners II (Columbia)	20.00%	11,516	2,093
RegCal, LLC (RegCal)	25.00%	18,514	14,921
Regency Retail Partners (the Fund)	26.80%	5,139	—
Other investments in real estate partnerships	50.00%	39,008	37,334

Total		$434,090	545,617

(1)	At December 31, 2005, RCLP’s ownership interest in Macquarie CountryWide- Regency II was 35%.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

4.	Investments in Real Estate Partnerships (continued)

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	December 31, 2006	December 31, 2005
Investment in real estate, net	$4,029,389	3,957,507
Acquired lease intangible assets, net	200,835	259,033
Other assets	135,451	102,041

Total assets	$4,365,675	4,318,581

Notes payable	$2,435,229	2,372,601
Acquired lease intangible liabilities, net	69,336	86,108
Other liabilities	70,295	75,282
Members’ capital	1,790,815	1,784,590

Total liabilities and equity	$4,365,675	4,318,581

Unconsolidated investments in real estate partnerships had notes payable of $2.4 billion as of December 31, 2006 and 2005 and the Partnership’s proportionate share of these loans was $610.8 million and $764.2 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s guarantee does not extend beyond its ownership percentage of the joint venture.

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows (in thousands):

	2006	2005	2004
Total revenues	$413,864	303,448	110,939

Operating expenses:
Depreciation and amortization	173,812	145,669	28,538
Operating and maintenance	57,844	42,206	16,513
General and administrative	6,839	6,119	3,628
Real estate taxes	48,983	33,726	13,448

Total operating expenses	287,478	227,720	62,127

Other expense (income):
Interest expense, net	125,378	83,352	20,000
Gain on sale of real estate	(9,225)	(9,499)	(18,977)
Other income	384	(356)	—

Total other expense (income)	116,537	73,497	1,023

Net income	$9,849	2,231	47,789

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

5.	Notes Receivable

The Partnership has notes receivables outstanding of $20.0 million and $46.5 million at December 31, 2006 and 2005, respectively. The notes bear interest ranging from 6.75% to 8.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

During 2006, the Partnership acquired one shopping center and in accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $6.1 million and $5.0 million, respectively were recorded for the acquisition. The Partnership has acquired lease intangible assets of $12.3 million of which $11.7 million relates to in-place leases at December 31, 2006. These in-place leases have a remaining weighted average amortization period of approximately 6.3 years and the aggregate amortization expense was approximately $3.8 million, $4.0 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Partnership has above market lease intangible assets of $623,130 recorded net of a reduction to minimum rent of $81,753 at December 31, 2006. The remaining weighted average amortization period is approximately 7.2 years. Acquired lease intangible liabilities are all related to below-market rents and recorded net of previously accreted minimum rent of $4.3 million and $2.9 million at December 31, 2006 and 2005, respectively. The remaining weighted average accretion period is approximately 7.2 years.

The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent
2007	$2,686	1,297
2008	1,464	1,130
2009	1,377	1,121
2010	1,347	570
2011	1,008	541

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

7.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Notes Payable:
Fixed rate mortgage loans	$186,897	175,403
Variable rate mortgage loans	68,662	77,906
Fixed rate unsecured loans	1,198,827	1,198,633

Total notes payable	1,454,386	1,451,942
Unsecured line of credit	121,000	162,000

Total	$1,575,386	1,613,942

The Partnership has an unsecured revolving line of credit (the “Line”) with a commitment of $500 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a three-year term which expires in 2007 with a one-year extension at the Partnership’s option with an interest rate of LIBOR plus .75%. At December 31, 2006, the balance on the Line was $121 million. Contractual interest rates on the Line, which are based on LIBOR plus .75%, were 6.125% and 5.125% at December 31, 2006 and 2005, respectively.

The spread paid on the Line is dependent upon the Partnership maintaining specific investment-grade ratings. The Partnership is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Recourse Secured Debt to GAV, Fixed Charge Coverage and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development of real estate, but is also available for general working-capital purposes.

In February, 2007, RCLP entered into a new loan agreement under the Line which increased the commitment to $600 million with the right to increase the facility size to $750 million. The contractual interest rate will be reduced to LIBOR plus .55% and will have an initial term of 48 months followed by a 12 month extension option.

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2017. The Partnership intends to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 90 to 135 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%.

The fair value of the Partnership’s variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and average maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Partnership, the fair value of notes payable and the Line is approximately $1.6 billion at December 31, 2006.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

7.	Notes Payable and Unsecured Line of Credit (continued)

As of December 31, 2006, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2007 (includes the Line)	$3,505	213,134	216,639
2008	3,352	19,618	22,970
2009	3,352	53,088	56,440
2010	3,190	177,208	180,398
2011	3,191	251,123	254,314
Beyond 5 Years	8,764	834,292	843,056
Unamortized debt premiums	—	1,569	1,569

Total	$25,354	1,550,032	1,575,386

8.	Derivative Financial Instruments

The Partnership uses derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. None of the Partnership’s derivatives are designated as fair value hedges. The Partnership does not utilize derivative financial instruments for trading or speculative purposes.

On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $400 million fixed rate financing expected to occur in 2010 and 2011. The change in fair value of these swaps from inception generated a liability of $2.9 million at December 31, 2006, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million. During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense recorded in 2006 related to the settlement of these swaps is approximately $1.3 million and the unamortized balance at December 31, 2006 is $10.4 million.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

8.	Derivative Financial Instruments (continued)

All of these swaps qualify for hedge accounting under Statement 133. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. Unrealized losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

9.	Regency’s Stockholders’ Equity and Partners’ Capital

(a)	Preferred Units

At December 31, 2006 and 2005, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

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

Terms and conditions for the Series D Preferred Units outstanding as of December 31, 2006 are summarized as follows:

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

December 31, 2006

9.	Regency’s Stockholders’ Equity and Partners’ Capital (continued)

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the three series of Preferred stock and units outstanding as of December 31, 2006 are summarized as follows:

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

On April 5, 2005, the Company entered into an agreement to sell 4,312,500 shares of its common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, the Company issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sale were used to reduce the Line and redeem the Series E and Series F Preferred Units.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

10.	Stock-Based Compensation and Other Employee Plan

The Partnership recorded stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004 as follows, the components of which are further described below (in thousands):

	2006	2005	2004
Restricted stock	$16,584	16,955	10,154
Stock options, dividends and equivalents	960	1,440	3,928
Directors’ fees paid in common stock	406	360	343

Total	$17,950	18,755	14,425

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

During 2004, as permitted by Statement 123, the Partnership accounted for share-based payments to employees using Opinion 25’s intrinsic value method and recognized no compensation cost for employee stock options. Had the Partnership adopted Statement 123(R) in 2004, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro-forma net income and earnings per share described as follows (in thousands except per unit data):

December 31, 2004
Net income for common unit holders as reported	$130,273
Add: stock-based employee compensation expense included in reported net income	14,425
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards	21,067

Pro-forma net income	$123,631

Earnings per unit:
Basic – as reported	$2.08

Basic – pro-forma	$1.98

Diluted – as reported	$2.08

Diluted – pro-forma	$1.97

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At December 31, 2006, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

10.	Stock-Based Compensation and Other Employee Plan (continued)

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

The Partnership believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted in the respective year:

	2006	2005	2004
Per share weighted average value of stock options	$8.35	5.91	4.75
Expected dividend yield	3.8%	4.3%	4.0%
Risk-free interest rate	4.9%	3.7%	2.9%
Expected volatility	20.0%	18.0%	19.0%
Expected life in years	2.1	4.4	2.1

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

10.	Stock-Based Compensation and Other Employee Plan (continued)

The following table reports stock option activity during the year ended December 31, 2006:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding - December 31, 2005	2,024,900	47.91

Granted	18,827	70.98
Exercised	(834,893)	46.96
Forfeited	(13,283)	51.36

Outstanding - December 31, 2006	1,195,551	$48.90	7.5	$34,997

Vested and expected to vest - December 31, 2006	1,181,055	$48.87	7.5	$34,607

Exercisable - December 31, 2006	626,779	$46.66	7.0	$19,748

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $17.3 million, $7.2 million and $30.7 million, respectively. As of December 31, 2006, there was $2.0 million of unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized through 2008. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding unvested option activity during the period ended December 31, 2006:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2006	779,145	$5.86
Less: 2006 Vesting	197,091	5.75
Less: Forfeited	13,283	5.90

Non-vested at December 31, 2006	568,771	$5.90

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

10.	Stock-Based Compensation and Other Employee Plan (continued)

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

•	The 4-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures.

•	Performance grants are earned subject to future performance measurements, which include individual performance measures, annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Once the performance criteria are met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.

•	The 8-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term.

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

The following table reports restricted stock activity during the year ended December 31, 2006:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2005	923,765

Shares Granted	295,208		$63.75
Shares Vested and Distributed	(415,830)
Shares Forfeited	(24,083)

Unvested at December 31, 2006	779,060	$60,899	$51.67

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

10.	Stock-Based Compensation and Other Employee Plan (continued)

The weighed-average grant price for restricted stock granted during the years 2006, 2005 and 2004 was $63.75, $51.38 and $39.79, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2006, 2005 and 2004 was $26.3 million, $16.5 million and $11.0 million, respectively. As of December 31, 2006, there was $22.7 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost will be recognized over the next three years through 2009.

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $3,500 of their eligible compensation is fully vested and funded as of December 31, 2006. Costs relating to the matching portion of the plan were approximately $1.1 million, $603,415 and $588,482 for the years ended December 31, 2006, 2005 and 2004, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

11.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three years ended December 31, 2006, 2005 and 2004, respectively (in thousands except per unit data):

	2006	2005	2004
Numerator:
Income from continuing operations	$160,864	107,254	121,086
Discontinued operations	64,248	66,782	37,649

Net income	225,112	174,036	158,735
Less: Preferred unit distributions and original issuance costs	23,400	24,849	28,462

Net income for common unit holders	201,712	149,187	130,273
Less: Dividends paid on unvested restricted stock	978	1,109	1,041

Net income for common units holders - basic	200,734	148,078	129,232
Add: Dividends paid on Treasury Method restricted stock	164	216	232

Net income for common unit holders – diluted	$200,898	148,294	129,464

Denominator:
Weighted average common units outstanding for basic EPU	68,979	65,804	61,818
Incremental units to be issued under common stock options using the Treasury method	326	226	217
Incremental units to be issued under unvested restricted stock using the Treasury method	69	98	110
Incremental units to be issued under Forward
Equity Offering using the Treasury method	—	149	—

Weighted average common units outstanding for diluted EPU	69,374	66,277	62,145

Income per common unit – basic
Income from continuing operations	$1.98	1.23	1.47
Discontinued operations	0.93	1.02	0.61

Net income for common unit holders per unit	$2.91	2.25	2.08

Income per common unit – diluted
Income from continuing operations	$1.97	1.22	1.47
Discontinued operations	0.92	1.01	0.61

Net income for common unit holders per unit	$2.89	2.23	2.08

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

12.	Operating Leases

The Partnership’s properties are leased to tenants under operating leases with expiration dates extending to the year 2032. Future minimum rents under noncancelable operating leases as of December 31, 2006 excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants’ sales volume are as follows (in thousands):

Year Ending December 31,	Amount
2007	$287,017
2008	268,928
2009	234,918
2010	199,077
2011	162,253
Thereafter	987,961

Total	$2,140,154

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 7% of the Partnership’s future minimum rents.

The Partnership has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to RCLP to construct and/or operate a shopping center. In addition, the Partnership has non-cancelable operating leases pertaining to office space from which it conducts its business. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2006 (in thousands):

Year Ending December 31,	Amount
2007	$5,945
2008	5,012
2009	4,856
2010	4,710
2011	4,636
Thereafter	41,511

Total	$66,670

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

13.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $3.8 million of which has been accrued. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material affect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

14.	Market and Dividend Information (Unaudited)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. The Company currently has approximately 23,900 shareholders. The following table sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock by quarter for 2006 and 2005:

Quarter Ended	2006			2005
	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$69.00	58.64	.595	55.39	47.00	.55
June 30	67.99	59.18	.595	59.79	47.30	.55
September 30	69.06	60.86	.595	63.20	55.53	.55
December 31	81.42	67.59	.595	60.07	52.02	.55

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

15.	Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2006 and 2005 (in thousands except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Revenues as originally reported	$104,069	108,825	105,633	111,048
Reclassified to discontinued operations	(3,489)	(3,624)	(2,123)	—

Adjusted Revenues	$100,580	105,201	103,510	111,048

Net income for common unit holders	$67,036	32,620	39,885	62,172

Net income per unit:
Basic	$0.97	0.47	0.57	0.89

Diluted	$0.97	0.47	0.57	0.89

2005:
Revenues as originally reported	$101,688	111,485	93,626	98,411
Reclassified to discontinued operations	(9,023)	(6,680)	(5,501)	(3,370)

Adjusted Revenues	$92,665	104,805	88,125	95,041

Net income for common unit holders	$35,548	41,149	28,160	44,329

Net income per unit:
Basic	$0.55	0.64	0.42	0.64

Diluted	$0.55	0.63	0.41	0.64

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2006

(in thousands)

	Initial Cost		Cost Capitalized	Total Cost					Total Cost Net of
	Land	Building & Improvements	Subsequent to Acquisition (a)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgages
4S COMMONS TOWN CENTER	28,009	32,692	—	28,009	32,692	—	60,701	95	60,606	—
ALDEN BRIDGE	12,937	10,146	1,902	13,810	11,175	—	24,985	2,406	22,579	9,733
AMHERST STREET VILLAGE CENTER	1,609	5,759	—	1,609	5,759	—	7,368	163	7,205	—
ANTHEM MARKETPLACE	6,846	13,563	(107)	6,714	13,588	—	20,302	1,573	18,729	14,870
ASHBURN FARM MARKET CENTER	9,869	4,747	(11)	9,835	4,770	—	14,605	1,320	13,285	—
ASHFORD PLACE	2,804	9,944	(339)	2,584	9,825	—	12,409	3,210	9,199	3,521
ATASCOCITA CENTER	1,008	2,237	6,435	3,997	5,683	—	9,680	510	9,170	—
ATASCOCITA SHELL STATION	1,474	—	—	1,474	—	—	1,474	—	1,474	—
AVENTURA SHOPPING CENTER	2,751	9,318	1,050	2,751	10,368	—	13,119	6,329	6,790	8,750
BECKETT COMMONS	1,625	5,845	5,011	1,625	10,856	—	12,481	2,086	10,395	—
BELLEVIEW SQUARE	8,132	8,610	299	8,132	8,909	—	17,041	994	16,047	9,341
BENEVA VILLAGE SHOPS	2,484	8,851	1,093	2,484	9,944	—	12,428	2,240	10,188	—
BERKSHIRE COMMONS	2,295	8,151	535	2,295	8,686	—	10,981	3,060	7,921	8,750
BETHANY PARK PLACE	4,605	5,792	(203)	4,290	5,904	—	10,194	2,519	7,675	—
BLOOMINGDALE	3,862	14,101	704	3,862	14,805	—	18,667	3,632	15,035	—
BLOSSOM VALLEY	7,804	10,321	468	7,804	10,789	—	18,593	2,233	16,360	—
BOULEVARD CENTER	3,659	9,658	803	3,659	10,461	—	14,120	2,254	11,866	—
BOYNTON LAKES PLAZA	2,783	10,043	945	2,628	11,143	—	13,771	2,741	11,030	—
BRIARCLIFF LA VISTA	694	2,463	829	694	3,292	—	3,986	1,373	2,613	—
BRIARCLIFF VILLAGE	4,597	16,304	8,358	4,597	24,662	—	29,259	8,053	21,206	—
BUCKHEAD COURT	1,738	6,163	1,981	1,628	8,254	—	9,882	2,631	7,251	—
BUCKLEY SQUARE	2,970	5,126	702	2,970	5,828	—	8,798	1,380	7,418	—
CAMBRIDGE SQUARE SHOPPING CTR	792	2,916	1,339	734	4,313	—	5,047	1,228	3,819	—
CARMEL COMMONS	2,466	8,903	3,547	2,466	12,450	—	14,916	3,168	11,748	—
CARRIAGE GATE	741	2,495	2,393	833	4,796	—	5,629	2,292	3,337	—
CHASEWOOD PLAZA	1,675	11,391	12,273	4,612	20,727	—	25,339	7,591	17,748	8,750
CHERRY GROVE	3,533	12,710	2,662	3,533	15,372	—	18,905	3,481	15,424	—
CHESHIRE STATION	10,182	8,443	(421)	9,896	8,308	—	18,204	2,642	15,562	—
CLOVIS COMMONS	11,097	22,699	—	11,097	22,699	—	33,796	701	33,095	—
COCHRAN’S CROSSING	13,154	10,066	2,205	13,154	12,271	—	25,425	2,536	22,889	—
COOPER STREET	2,079	10,682	84	2,079	10,766	—	12,845	2,152	10,693	—
COSTA VERDE	12,740	25,261	1,150	12,740	26,411	—	39,151	6,600	32,551	—
COURTYARD SHOPPING CENTER	1,762	4,187	(78)	5,867	4	—	5,871	—	5,871	—
CROMWELL SQUARE	1,772	6,285	605	1,772	6,890	—	8,662	2,183	6,479	—
DELK SPECTRUM	2,985	11,049	752	2,985	11,801	—	14,786	2,712	12,074	—
DIABLO PLAZA	5,300	7,536	493	5,300	8,029	—	13,329	1,775	11,554	—
DICKSON TN	675	1,568	—	675	1,568	—	2,243	283	1,960	—
DUNWOODY HALL	1,819	6,451	5,739	2,529	11,480	—	14,009	3,388	10,621	—
DUNWOODY VILLAGE	2,326	7,216	8,945	3,336	15,151	—	18,487	4,307	14,180	—
EAST POINTE	1,868	6,743	205	1,730	7,086	—	8,816	1,959	6,857	—
EAST PORT PLAZA	3,257	11,611	(1,579)	3,257	10,032	—	13,289	1,700	11,589	—
EAST TOWNE SHOPPING CENTER	2,957	4,881	41	2,957	4,922	—	7,879	753	7,126	—
EL CAMINO	7,600	10,852	664	7,600	11,516	—	19,116	2,513	16,603	—
EL NORTE PKWY PLAZA	2,834	6,332	900	2,834	7,232	—	10,066	1,569	8,497	—
ENCINA GRANDE	5,040	10,379	931	5,040	11,310	—	16,350	2,362	13,988	—
FENTON MARKETPLACE	3,020	10,153	(334)	2,615	10,224	—	12,839	1,398	11,441	—
FLEMING ISLAND	3,077	6,292	5,151	3,077	11,443	—	14,520	2,278	12,242	2,288
FOLSOM PRAIRIE CITY CROSSING	3,944	11,258	1,942	4,164	12,980	—	17,144	1,826	15,318	—
FORT BEND CENTER	6,966	4,197	(4,413)	2,552	4,198	—	6,750	934	5,816	—
FORTUNA	8,336	6,898	1,041	7,925	8,350	—	16,275	664	15,611	—
FRANKFORT CROSSING SHPG CTR	8,325	6,067	558	7,417	7,533	—	14,950	1,796	13,154	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2006

(in thousands)

	Initial Cost		Cost Capitalized	Total Cost					Total Cost Net of
	Land	Building & Improvements	Subsequent to Acquisition (a)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgages
FRIARS MISSION	6,660	27,277	626	6,660	27,903	—	34,563	5,446	29,117	949
GARDEN SQUARE	2,074	7,615	635	2,136	8,188	—	10,324	2,021	8,303	8,750
GARNER	5,591	19,897	1,940	5,591	21,837	—	27,428	4,570	22,858	—
GATEWAY SHOPPING CENTER	51,719	4,545	1,580	52,610	5,234	—	57,844	1,652	56,192	21,427
GELSON’S WESTLAKE MARKET PLAZA	2,332	8,316	3,523	3,157	11,014	—	14,171	1,251	12,920	—
GLENWOOD VILLAGE	1,194	4,235	1,065	1,194	5,300	—	6,494	1,720	4,774	—
GRANDE OAK	5,569	5,900	(481)	5,091	5,897	—	10,988	1,325	9,663	—
HANCOCK	8,232	24,249	3,313	8,232	27,562	—	35,794	6,048	29,746	—
HARDING PLACE	545	567	—	545	567	—	1,112	23	1,089	—
HARPETH VILLAGE FIELDSTONE	2,284	5,559	3,858	2,284	9,417	—	11,701	2,109	9,592	—
HASLEY CANYON VILLAGE	6,163	6,569	1,101	6,180	7,653	—	13,833	653	13,180	—
HERITAGE LAND	12,390	—	—	12,390	—	—	12,390	—	12,390	—
HERITAGE PLAZA	—	23,676	2,008	—	25,684	—	25,684	5,637	20,047	—
HERSHEY	7	807	1	7	808	—	815	124	691	—
HILLCREST VILLAGE	1,600	1,798	84	1,600	1,882	—	3,482	380	3,102	—
HINSDALE	4,218	15,040	2,899	5,734	16,423	—	22,157	3,499	18,658	—
HOLLYMEAD	12,781	16,989	987	13,038	17,719	—	30,757	900	29,857	—
HYDE PARK	9,240	33,340	6,540	9,768	39,352	—	49,120	9,703	39,417	—
INDEPENDENCE SQUARE	4,963	7,911	56	4,966	7,964	—	12,930	1,014	11,916	—
INGLEWOOD PLAZA	1,300	1,862	297	1,300	2,159	—	3,459	478	2,981	—
JOHN’S CREEK SHOPPING CENTER	5,480	7,758	184	5,489	7,933	—	13,422	838	12,584	—
KELLER TOWN CENTER	2,294	12,239	516	2,294	12,755	—	15,049	2,593	12,456	—
KERNERSVILLE PLAZA	1,742	6,081	558	1,742	6,639	—	8,381	1,483	6,898	4,425
KINGSDALE SHOPPING CENTER	3,867	14,020	6,414	4,028	20,273	—	24,301	4,990	19,311	—
KROGER NEW ALBANY CENTER	2,770	6,379	1,265	3,844	6,570	—	10,414	2,022	8,392	6,162
LAKE PINE PLAZA	2,008	6,909	679	2,008	7,588	—	9,596	1,702	7,894	5,517
LEBANON/LEGACY CENTER	3,906	7,391	418	3,913	7,802	—	11,715	1,394	10,321	—
LEETSDALE MARKETPLACE	3,420	9,934	317	3,420	10,251	—	13,671	2,071	11,600	—
LITTLETON SQUARE	2,030	8,255	409	2,030	8,664	—	10,694	1,701	8,993	—
LLOYD KING CENTER	1,779	8,855	1,138	1,779	9,993	—	11,772	2,128	9,644	—
LOEHMANNS PLAZA CALIFORNIA	5,420	8,679	540	5,420	9,219	—	14,639	2,027	12,612	—
LOEHMANNS PLAZA GEORGIA	3,982	14,118	1,550	3,982	15,668	—	19,650	5,052	14,598	—
MACARTHUR PARK REPURCHASE	1,930	—	(758)	1,172	—	—	1,172	—	1,172	—
MARKET AT OPITZ CROSSING	9,902	8,339	909	9,902	9,248	—	19,150	1,696	17,454	12,053
MARKET AT PRESTON FOREST	4,400	10,753	107	4,400	10,860	—	15,260	2,123	13,137	—
MARKET AT ROUND ROCK	2,000	9,676	338	2,000	10,014	—	12,014	2,054	9,960	—
MARKETPLACE ST PETE	1,287	4,663	738	1,287	5,401	—	6,688	1,592	5,096	—
MARTIN DOWNS VILLAGE CENTER	2,000	5,133	4,394	2,438	9,089	—	11,527	4,107	7,420	—
MARTIN DOWNS VILLAGE SHOPPES	700	1,208	3,672	817	4,763	—	5,580	1,747	3,833	—
MAXTOWN ROAD (NORTHGATE)	1,753	6,244	196	1,753	6,440	—	8,193	1,508	6,685	—
MAYNARD CROSSING	4,066	14,084	1,450	4,066	15,534	—	19,600	3,476	16,124	9,931
MILLHOPPER	1,073	3,594	1,724	1,073	5,318	—	6,391	3,003	3,388	—
MOCKINGBIRD COMMON	3,000	9,676	809	3,000	10,485	—	13,485	2,306	11,179	—
MONUMENT JACKSON CREEK	2,999	6,476	118	2,999	6,594	—	9,593	1,907	7,686	—
MORNINGSIDE PLAZA	4,300	13,120	454	4,300	13,574	—	17,874	2,800	15,074	—
MURRAYHILL MARKETPLACE	2,600	15,753	2,342	2,670	18,025	—	20,695	4,121	16,574	8,647
NASHBORO	1,824	7,168	474	1,824	7,642	—	9,466	1,497	7,969	—
NEWBERRY SQUARE	2,341	8,467	1,680	2,404	10,084	—	12,488	4,061	8,427	—
NEWLAND CENTER	12,500	12,221	(1,739)	12,500	10,482	—	22,982	2,733	20,249	—
NORTH HILLS	4,900	18,972	355	4,900	19,327	—	24,227	3,841	20,386	6,103
NORTHLAKE VILLAGE I	2,662	9,685	1,511	2,662	11,196	—	13,858	1,895	11,963	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2006

(in thousands)

	Initial Cost		Cost Capitalized	Total Cost					Total Cost Net of
	Land	Building & Improvements	Subsequent to Acquisition (a)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgages
OAKBROOK PLAZA	4,000	6,366	298	4,000	6,664	—	10,664	1,554	9,110	—
OLD ST AUGUSTINE PLAZA	2,047	7,355	3,946	2,368	10,980	—	13,348	2,904	10,444	—
ORCHARD MARKET CENTER	2,451	3,212	—	2,451	3,212	—	5,663	143	5,520	—
PACES FERRY PLAZA	2,812	9,968	2,483	2,812	12,451	—	15,263	3,858	11,405	—
PANTHER CREEK	14,414	12,079	2,564	14,414	14,643	—	29,057	3,011	26,046	10,097
PARK PLACE SHOPPING CENTER	2,232	7,974	1,375	2,232	9,349	—	11,581	2,020	9,561	—
PEARTREE VILLAGE	5,197	8,733	10,970	5,197	19,703	—	24,900	4,981	19,919	10,979
PELHAM COMMONS	3,714	5,436	42	3,714	5,478	—	9,192	1,041	8,151	—
PHENIX CROSSING	1,544	—	—	1,544	—	—	1,544	—	1,544	—
PIKE CREEK	5,077	18,860	1,750	5,077	20,610	—	25,687	4,871	20,816	—
PIMA CROSSING	5,800	24,892	1,774	5,800	26,666	—	32,466	5,356	27,110	—
PINE LAKE VILLAGE	6,300	10,522	147	6,300	10,669	—	16,969	2,137	14,832	—
PINE TREE PLAZA	539	1,996	4,304	668	6,171	—	6,839	1,321	5,518	—
PLAZA HERMOSA	4,200	9,370	645	4,200	10,015	—	14,215	2,045	12,170	—
POWELL STREET PLAZA	8,248	29,279	499	8,248	29,778	—	38,026	3,758	34,268	—
POWERS FERRY SQUARE	3,608	12,791	4,950	3,687	17,662	—	21,349	5,527	15,822	—
POWERS FERRY VILLAGE	1,191	4,224	331	1,191	4,555	—	5,746	1,469	4,277	2,574
PRESTON PARK	6,400	46,896	5,873	6,400	52,769	—	59,169	10,394	48,775	—
PRESTONBROOK	4,704	10,762	194	7,069	8,591	—	15,660	2,641	13,019	—
PRESTONWOOD PARK	8,077	14,938	390	8,077	15,328	—	23,405	3,343	20,062	—
REGENCY COURT	3,571	12,664	(2,368)	—	—	13,867	13,867	—	13,867	—
REGENCY SQUARE BRANDON	578	18,157	10,928	4,770	24,893	—	29,663	12,418	17,245	—
RIVERMONT STATION	2,887	10,445	181	2,887	10,626	—	13,513	2,580	10,933	—
RONA PLAZA	1,500	4,356	272	1,500	4,628	—	6,128	892	5,236	—
RUSSELL RIDGE	2,153	—	6,960	2,215	6,898	—	9,113	2,132	6,981	5,664
SAMMAMISH HIGHLAND	9,300	7,553	284	9,300	7,837	—	17,137	1,590	15,547	—
SAN LEANDRO	1,300	7,891	315	1,300	8,206	—	9,506	1,743	7,763	—
SANTA ANA DOWNTOWN	4,240	7,319	933	4,240	8,252	—	12,492	1,967	10,525	—
SEQUOIA STATION	9,100	17,900	197	9,100	18,097	—	27,197	3,641	23,556	—
SHERWOOD CROSSROADS	2,731	3,612	1,788	2,731	5,400	—	8,131	701	7,430	—
SHERWOOD MARKET CENTER	3,475	15,898	184	3,475	16,082	—	19,557	3,369	16,188	—
SHILOH SPRINGS	4,968	7,859	4,514	5,739	11,602	—	17,341	4,670	12,671	—
SHOPPES AT MASON	1,577	5,358	112	1,577	5,470	—	7,047	1,250	5,797	3,600
SIGNAL HILL	7,287	10,084	(177)	7,098	10,096	—	17,194	1,030	16,164	—
SIGNATURE PLAZA	2,055	4,159	(26)	2,396	3,792	—	6,188	365	5,823	—
SOUTH MOUNTAIN	934	—	(168)	766	—	—	766	—	766	—
SOUTHCENTER	1,300	12,251	417	1,300	12,668	—	13,968	2,496	11,472	—
SOUTHPOINT CROSSING	4,399	11,116	1,011	4,399	12,127	—	16,526	2,545	13,981	—
STARKE	71	1,674	9	71	1,683	—	1,754	256	1,498	—
STATLER SQUARE PHASE I	2,228	7,480	851	2,228	8,331	—	10,559	1,947	8,612	—
STERLING RIDGE	12,846	10,085	2,008	12,846	12,093	—	24,939	2,484	22,455	10,260
STRAWFLOWER VILLAGE	4,060	7,233	596	4,060	7,829	—	11,889	1,655	10,234	—
STROH RANCH	4,138	7,111	1,046	4,280	8,015	—	12,295	2,253	10,042	—
SUNNYSIDE 205	1,200	8,703	635	1,200	9,338	—	10,538	1,919	8,619	—
TASSAJARA CROSSING	8,560	14,900	208	8,560	15,108	—	23,668	3,001	20,667	—
MARKET AT OPITZ CROSSING	3,293	2,320	750	3,173	3,190	—	6,363	501	5,862	4,714
SHOPS AT ARIZONA	9,477	1,323	8	9,477	1,331	—	10,808	1,038	9,770	7,916
SHOPS OF SANTA BARBARA	6,000	10,302	294	6,000	10,596	—	16,596	2,150	14,446	—
THOMAS LAKE	1,364	4,985	159	1,364	5,144	—	6,508	1,324	5,184	—
TOWN CENTER AT MARTIN DOWNS	438	1,555	7,015	883	8,125	—	9,008	1,923	7,085	—
TOWN SQUARE	4,356	4,896	(8,973)	279	—	—	279	—	279	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2006

(in thousands)

	Initial Cost		Cost Capitalized	Total Cost					Total Cost Net of
	Land	Building & Improvements	Subsequent to Acquisition (a)	Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgages
TRACE CROSSING	2,595	10,467	310	2,595	10,777	—	13,372	2,051	11,321	—
TROPHY CLUB	17,174	44,849	(738)	17,245	44,040	—	61,285	1,057	60,228	44,000
TWIN PEAKS	5,200	25,120	348	5,200	25,468	—	30,668	5,107	25,561	—
VALENCIA CROSSROADS	17,913	17,357	233	17,921	17,582	—	35,503	3,839	31,664	—
VALLEY RANCH CENTRE	3,021	10,728	(2,008)	—	—	11,741	11,741	—	11,741	—
VENTURA VILLAGE	4,300	6,351	244	4,300	6,595	—	10,895	1,361	9,534	—
VILLAGE CENTER 6	3,885	10,799	2,726	3,885	13,525	—	17,410	3,723	13,687	—
VISTA VILLAGE	9,721	24,832	41	9,719	24,875	—	34,594	2,928	31,666	—
WALKER CENTER	3,840	6,418	471	3,840	6,889	—	10,729	1,483	9,246	—
WATERFORD TOWNE CENTER	5,650	6,844	2,022	6,493	8,023	—	14,516	2,596	11,920	—
WELLEBY	1,496	5,372	2,233	1,496	7,605	—	9,101	2,919	6,182	—
WELLINGTON TOWN SQUARE	1,914	7,198	4,755	2,041	11,826	—	13,867	2,593	11,274	—
WEST PARK PLAZA	5,840	4,992	353	5,840	5,345	—	11,185	1,107	10,078	—
WESTBROOK COMMONS	3,366	11,928	1,106	3,366	13,034	—	16,400	1,992	14,408	—
WESTCHESTER PLAZA	1,857	6,456	1,025	1,857	7,481	—	9,338	2,198	7,140	—
WESTLAKE VILLAGE CENTER	7,043	25,744	1,326	7,043	27,070	—	34,113	6,042	28,071	—
WESTRIDGE	9,516	10,789	582	9,516	11,371	—	20,887	1,464	19,423	—
WHITE OAK—DOVER, DE	2,147	2,927	139	2,144	3,069	—	5,213	958	4,255	—
WILLA SPRINGS SHOPPING CENTER	2,004	9,267	(38)	2,144	9,089	—	11,233	1,715	9,518	—
WINDMILLER PLAZA PHASE I	2,620	11,191	2,167	2,599	13,379	—	15,978	2,853	13,125	—
WOODCROFT SHOPPING CENTER	1,419	5,212	877	1,419	6,089	—	7,508	1,749	5,759	—
WOODMAN VAN NUYS	5,500	6,835	344	5,500	7,179	—	12,679	1,567	11,112	4,218
WOODMEN PLAZA	6,014	10,078	2,399	7,621	10,870	—	18,491	3,841	14,650	—
WOODSIDE CENTRAL	3,500	8,846	287	3,500	9,133	—	12,633	1,803	10,830	—
OPERATING BUILD TO SUIT PROPERTIES	20,082	43,317	(1)	20,078	43,320		63,398	3,615	59,783	—

	852,232	1,766,116	233,745	862,851	1,963,634	25,608	2,852,093	427,389	2,424,704	253,989

(a)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2006

(in thousands)

Depreciation and amortization of the Partnership’s investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	up to 40 years

The aggregate cost for Federal income tax purposes was approximately $2.3 billion at December 31, 2006.

The changes in total real estate assets for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance, beginning of year	$2,816,139	2,726,778	2,656,376
Developed or acquired properties	233,138	303,303	322,660
Sale of properties	(209,396)	(221,188)	(261,098)
Provision for loss on operating properties	(500)	(550)	(810)
Reclass accumulated depreciation to adjust building basis	—	—	(1,010)
Reclass accumulated depreciation related to properties held for sale	(4,164)	(7,094)	(997)
Improvements	16,876	14,890	11,658

Balance, end of year	$2,852,093	2,816,139	2,726,779

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance, beginning of year	$380,612	338,610	285,665
Sale of properties	(20,907)	(21,183)	(16,151)
Reclass accumulated depreciation to adjust building basis	—	—	(1,010)
Reclass accumulated depreciation related to properties held for sale	(4,164)	(7,094)	(997)
Depreciation for year	71,848	70,279	71,103

Balance, end of year	$427,389	380,612	338,610

