Form 10-Q
period 2007-03-31
REGENCY CENTERS LP
filed 2007-05-09
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

-or-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-24763

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	59-3429602
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Independent Drive, Suite 114

Jacksonville, Florida 32202

(Address of principal executive offices) (Zip Code)

(904) 598-7000

(Registrant’s telephone number, including area code)

Former Address

121 West Forsyth Street, Suite 200

Jacksonville, Florida 32202

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

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(in thousands, except unit data)

	2007	2006
	(unaudited)
Assets
Real estate investments at cost:
Land	$843,384	862,851
Buildings and improvements	1,923,384	1,963,634

	2,766,768	2,826,485
Less: accumulated depreciation	441,432	427,389

	2,325,336	2,399,096
Properties in development	747,163	615,450
Operating properties held for sale	74,695	25,608
Investments in real estate partnerships	435,251	434,090

Net real estate investments	3,582,445	3,474,244

Cash and cash equivalents	29,164	34,046
Notes receivable	19,979	19,988
Tenant receivables, net of allowance for uncollectible accounts of $3,871 and $3,961 at March 31, 2007 and December 31, 2006, respectively	59,631	67,162
Deferred costs, less accumulated amortization of $38,006 and $36,227 at March 31, 2007 and December 31, 2006, respectively	43,880	40,989
Acquired lease intangible assets, less accumulated amortization of $11,257 and $10,511 at March 31, 2007 and December 31, 2006, respectively	11,569	12,315
Other assets	30,266	23,041

	$3,776,934	3,671,785

Liabilities and Partners’ Capital
Liabilities:
Notes payable	1,438,932	1,454,386
Unsecured line of credit	236,000	121,000
Accounts payable and other liabilities	144,865	140,940
Acquired lease intangible liabilities, net	7,344	7,729
Tenants’ security and escrow deposits	10,561	10,517

Total liabilities	1,837,702	1,734,572

Limited partners’ interest in consolidated partnerships	14,613	17,797

Commitments and contingencies

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at March 31, 2007 and December 31, 2006	49,158	49,158
Preferred units of general partner, par value $0.01: 800,000 units issued and outstanding at March 31, 2007 and December 31, 2006, liquidation preference $250	275,000	275,000
General partner; 69,210,414 and 69,017,995 units outstanding at March 31, 2007 and December 31, 2006, respectively	1,595,986	1,591,634
Limited partners; 666,894 and 740,826 units outstanding at March 31, 2007 and December 31, 2006, respectively	15,274	16,941
Accumulated other comprehensive loss	(10,799)	(13,317)

Total partners’ capital	1,924,619	1,919,416

	$3,776,934	3,671,785

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended March 31, 2007 and 2006

(in thousands, except per unit data)

(unaudited)

	2007	2006
Revenues:
Minimum rent	$77,456	71,640
Percentage rent	735	438
Recoveries from tenants	22,143	20,472
Management, acquisition and other fees	6,381	7,260

Total revenues	106,715	99,810

Operating expenses:
Depreciation and amortization	21,518	20,223
Operating and maintenance	13,106	11,694
General and administrative	12,297	10,803
Real estate taxes	11,374	10,107
Other expenses	460	3,658

Total operating expenses	58,755	56,485

Other expense (income):
Interest expense, net of interest income of $719 and $1,591 in 2007 and 2006, respectively	19,389	19,218
Gain on sale of operating properties and properties in development	(25,645)	(15,680)

Total other expense (income)	(6,256)	3,538

Income before minority interests and equity in income of investments in real estate partnerships	54,216	39,787

Minority interest of limited partners	(278)	(511)
Equity in income of investments in real estate partnerships	3,788	755

Income from continuing operations	57,726	40,031

Discontinued operations, net:
Operating income from discontinued operations	740	2,008
Gain on sale of operating properties and properties in development	—	30,847

Income from discontinued operations	740	32,855

Net income Net income	58,466	72,886

Preferred unit distributions	(5,850)	(5,850)

Net income for common unit holders	$52,616	67,036

Income per common unit - basic:
Continuing operations	$0.74	0.49
Discontinued operations	0.01	0.48

Net income for common unit holders per unit	$0.75	0.97

Income per common unit - diluted:
Continuing operations	$0.74	0.49
Discontinued operations	0.01	0.48

Net income for common unit holders per unit	$0.75	0.97

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the three months ended March 31, 2007

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2006	$49,158	1,866,634	16,941	(13,317)	1,919,416
Comprehensive income:
Net income	931	56,988	547	—	58,466
Amortization of loss on derivative instruments	—	—	—	327	327
Change in fair value of derivative instruments	—	—	—	2,191	2,191

Total comprehensive income					60,984
Cash distributions to partners	—	(45,707)	(433)	—	(46,140)
Preferred unit distribution	(931)	(4,919)	—	—	(5,850)
Regency Restricted Stock issued, net of amortization	—	4,675	—	—	4,675
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	(8,466)	—	—	(8,466)
Common Units exchanged for common stock of Regency	—	2,787	(2,787)	—	—
Reallocation of limited partners’ interest	—	(1,006)	1,006	—	—

Balance at March 31, 2007	$49,158	1,870,986	15,274	(10,799)	1,924,619

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$58,466	72,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,518	21,146
Deferred loan cost and debt premium amortization	711	823
Stock based compensation	5,034	4,521
Minority interest of limited partners	278	511
Equity in income of investments in real estate partnerships	(3,788)	(755)
Net gain on sale of properties	(25,645)	(46,527)
Distributions of earnings from operations of investments in real estate partnerships	8,055	8,730
Changes in assets and liabilities:
Tenant receivables	7,531	4,844
Deferred leasing costs	(1,990)	(1,935)
Other assets	(8,249)	(4,214)
Accounts payable and other liabilities	(24,148)	(29,974)
Above and below market lease intangibles, net	(357)	(238)
Tenants’ security and escrow deposits	44	(70)

Net cash provided by operating activities	37,460	29,748

Cash flows from investing activities:
Development of real estate including land acquired	(158,056)	(77,150)
Proceeds from sale of real estate investments	65,734	194,467
Repayment of notes receivable, net	9	14,589
Investments in real estate partnerships	(3,808)	(4,791)
Distributions received from investments in real estate partnerships	2,651	—

Net cash (used in) provided by investing activities	(93,470)	127,115

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common stock issued by Regency	2,332	1,637
(Distributions to) contributions from limited partners in consolidated partnerships	(3,535)	205
Distributions paid to preferred unit holders	—	(5,850)
Cash distributions to partners	(45,070)	(40,311)
Proceeds from (repayment of) unsecured line of credit, net	115,000	(54,000)
Repayment of notes payable	(14,243)	(11,790)
Scheduled principal payments	(1,094)	(1,156)
Deferred loan costs	(2,262)	—

Net cash provided by (used in) financing activities	51,128	(111,265)

Net (decrease) increase in cash and cash equivalents	(4,882)	45,598

Cash and cash equivalents at beginning of the period	34,046	42,458

Cash and cash equivalents at end of the period	$29,164	88,056

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31 2007 and 2006

(in thousands)

	2007	2006
Supplemental disclosure of cash flow information - cash paid for interest (net of capitalized interest of $7,134 and $5,145 in 2007 and 2006, respectively)	$32,928	34,023

Supplemental disclosure of non-cash transactions:
Regency common stock issued for partnership units exchanged	$2,787	4,615

Real estate contributed as investments in real estate partnerships	$3,518	—

Common stock issued for dividend reinvestment plan	$1,069	966

Notes receivable taken in connection with out parcel sales	$—	2,401

Change in fair value of derivative instrument	$2,191	2,814

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At March 31, 2007, the Partnership directly owned 220 retail shopping centers and held partial interests in an additional 189 retail shopping centers through investments in joint ventures.

Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries, and joint ventures in which the Partnership has a controlling interest. The equity interests of third parties held in the Partnership or its controlled joint ventures are included in the consolidated financial statements as preferred units, exchangeable operating partnership units or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Investments in joint ventures not controlled by the Partnership (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Partnership has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). Further, the venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Partnership has concluded that the equity method of accounting is appropriate for these interests as they do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

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

March 31, 2007

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors.

At March 31, 2007, the Company owned approximately 99% or 69,210,414 Partnership Units of the total 69,877,308 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. The Company revalues the minority interest associated with the Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Unit holders since both have equivalent rights and Units are convertible into shares of common stock on a one-for-one basis.

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

March 31, 2007

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

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At March 31, 2007 and December 31, 2006, the Partnership had capitalized pre-development costs of $23.9 million and $23.3 million, respectively of which $9.4 million and $10.0 million, respectively were refundable deposits.

The Partnership’s method of capitalizing interest is based upon applying its weighted average borrowing rate to that portion of the actual development costs expended. The Partnership generally ceases interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would the Partnership capitalize interest on the project beyond 12 months after substantial completion of the building shell.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

(c)	Real Estate Investments (continued)

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are recorded in operating and maintenance expense.

Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, the minimum lease term for tenant improvements, and three to seven years for furniture and equipment.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to minimum rent over the remaining terms of the respective leases, including below market renewal options, if applicable.

The Partnership allocates no value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they provide no incremental value over the Partnership’s existing relationships.

The Partnership follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property as held-for-sale when it determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale and management believes it is probable that a sale will be consummated. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

(c)	Real Estate Investments (continued)

In accordance with Statement 144, when the Partnership sells a property or classifies a property as held for sale and will not have continuing involvement or significant cash flows after disposition, the operations and cash flows of the property are eliminated from continuing operations and its operations including any mortgage interest and gain on sale are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also represented to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and it will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future discounted cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. If there was an impairment recorded on properties subsequently sold to third parties it would be included in operating income from discontinued operations.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

(d)	Income Taxes (continued)

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the three months ended March 31, 2007, the Partnership recorded a tax benefit of $1.3 million as compared to a provision of $3.0 million for the same period in the prior year.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Partnership adopted this Interpretation effective January 1, 2007 and the adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial statements.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $34.4 million and $33.3 million at March 31, 2007 and December 31, 2006, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $9.5 million and $7.7 million at March 31, 2007 and December 31, 2006, respectively.

(f)	Earnings per Unit and Treasury Stock

Basic net income per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted net income per unit also includes common unit equivalents for stock options, restricted stock and exchangeable operating partnership units, if dilutive. See note 11 for the calculation of earnings per unit (“EPU”).

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the consolidated statements of stockholders’ equity and comprehensive income (loss) and recorded in General Partner Preferred and Common Units of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

(g)	Cash and Cash Equivalents.

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

The Partnership recognizes stock based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”). The Partnership early adopted Statement 123(R) effective January 1, 2005 by applying the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

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

March 31, 2007

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

At March 31, 2007, the Partnership held a majority interest in three consolidated entities with specified termination through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $9.0 million at March 31, 2007. The related carrying value is $1.7 million and $1.3 million as of March 31, 2007 and December 31, 2006, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheet. The Partnership has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Partnership does not believe that the adoption of Statement 159 will have a material effect on its consolidated financial statements; however, the Partnership will continue to evaluate the application of this Statement.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“Statement 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Partnership does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

(n)	Reclassifications

Certain reclassifications have been made to the 2006 amounts to conform to classifications adopted in 2007.

2.	Real Estate Investments

During 2007, the Partnership’s acquisition activity was through its joint ventures discussed further in Note 4.

3.	Discontinued Operations

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

During the three months ended March 31, 2007, the Partnership had four properties classified as held for sale and their revenues of $1.4 million were reclassified to operating income from discontinued operations. The revenues from these four properties, including properties sold in 2006 were $4.7 million for the three months ended March 31, 2006. The operating income and gains from properties included in discontinued operations are reported net of minority interest of exchangeable operating partnership units and income taxes, if the property is sold by RRG, as follows (in thousands):

	For the three months ended
	March 31, 2007		March 31, 2006
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of Properties
Operations and gain	$740	—	2,008	30,847

Discontinued operations, net	$740	—	2,008	30,847

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

4.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. The Partnership’s combined investment in these partnerships was $435.3 million and $434.1 million at March 31, 2007 and December 31, 2006, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized or accreted to equity in income (loss) of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income from these partnerships, which includes all operating results, as well as gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Partnership earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, investment and financing services. During the three months ended March 31, 2007 and 2006, the Partnership received fees from these joint ventures of $6.4 million and $7.2 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of March 31, 2007, Columbia owned 20 shopping centers, had total assets of $562.0 million, and net income of $3.1 million. The Partnership’s share of Columbia’s total assets and net income was $124.7 million and $631,280 respectively.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has an ownership interest of 25%. As of March 31, 2007, RegCal owned nine shopping centers, had total assets of $181.7 million, and net income of $419,010. The Partnership’s share of RegCal’s total assets and net income was $45.4 million and $128,704, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

4.	Investments in Real Estate Partnerships (continued)

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR I”), and two in which it has an ownership interest of 24.95% (collectively, “MCWR II”).

As of March 31, 2007, MCWR I owned 50 shopping centers, had total assets of $733.2 million, and net income of $10.3 million. RCLP’s share of MCWR I’s total assets and net income was $183.4 million and $3.9 million, respectively. During 2007 MCWR I purchased one shopping center from a third party for $23.0 million. The Partnership contributed $2.2 million for its proportionate share of the purchase price, which was net of $10.8 million of assumed mortgage debt by MCWR I. During 2007, MCWR I sold one shopping center to an unrelated party for $33.4 million for a gain of $7.9 million.

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

RCLP has the ability to receive additional acquisition fees of approximately $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date that are subject to achieving cumulative targeted income levels through 2008. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Partnership.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

4.	Investments in Real Estate Partnerships (continued).

As of March 31, 2007, MCWR II owned 97 shopping centers, had total assets of $2.7 billion and recorded a net loss of $5.7 million. RCLP’s share of MCWR II’s total assets and net loss was $668.6 million and $1.4 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations.

In December 2006, RCLP formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund in which its ownership interest is 26.8%. During the first quarter, the Partnership reduced its ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund will have the exclusive right to acquire all RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria.

As of March 31, 2007, the Fund owned four shopping centers, had total assets of $140.2 million, and recorded net income of $109,587. RCLP’s share of the Fund’s total assets and net income was $27.9 million and $40,500, respectively. During 2007, the Fund acquired two community shopping centers from the Partnership for a sales price of $61.0 million, for which the Partnership received cash of $57.6 million for the Fund’s proportionate share and recognized a gain of $22.1 million.

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

Our investments in real estate partnerships as of March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$62,789	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,705	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	229,548	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	1,087	1,140
Columbia Regency Retail Partners (Columbia)	20.00%	35,635	36,096
Cameron Village LLC (Columbia)	30.00%	20,876	20,826
Columbia Regency Partners II (Columbia)	20.00%	11,814	11,516
RegCal, LLC (RegCal)	25.00%	18,280	18,514
Regency Retail Partners (the Fund) (1)	20.00%	8,710	5,139
Other investments in real estate partnerships	50.00%	39,807	39,008

Total		$435,251	434,090

(1)	At December 31, 2006, RCLP’s ownership interest in the Fund was 26.8%.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

4.	Investments in Real Estate Partnerships (continued)

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	March 31, 2007	December 31, 2006
Investment in real estate, net	$4,068,841	4,029,389
Acquired lease intangible assets, net	192,451	200,835
Other assets	149,442	135,451

Total assets	4,410,734	4,365,675

Notes payable	2,469,787	2,435,229
Acquired lease intangible liabilities, net	72,104	69,336
Other liabilities	68,261	70,295
Members’ capital	1,800,582	1,790,815

Total liabilities and equity	$4,410,734	4,365,675

Unconsolidated investments in real estate partnerships had notes payable of $2.5 billion and $2.4 billion as of March 31, 2007 and December 31, 2006, respectively and the Partnership’s proportionate share of these loans was $614.5 million and $610.8 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s guarantee does not extend beyond its ownership percentage of the joint venture.

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Total revenues	$108,012	101,463

Operating expenses:
Depreciation and amortization	43,171	45,281
Operating and maintenance	15,021	14,255
General and administrative	3,506	1,577
Real estate taxes	12,545	12,020

Total operating expenses	74,243	73,133

Other expense (income):
Interest expense, net	32,366	30,571
Gain on sale of real estate	(7,916)	(5,206)
Other income	117	116

Total other expense (income)	24,567	25,481

Net income	$9,202	2,849

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

5.	Notes Receivable

The Partnership has notes receivables outstanding of $20.0 million at March 31, 2007 and December 31, 2006, respectively. The notes bear interest ranging from 6.75% to 8.0% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Partnership has acquired lease intangible assets of $11.6 million and $12.3 million at March 31, 2007 and December 31, 2006, respectively of which $11.0 million and $11.7 million, respectively relates to in-place leases. The aggregate amortization expense recorded for these in-place leases was approximately $718,603 and $866,317 for the three months ended March 31, 2007 and 2006, respectively. The Partnership has above market lease intangible assets of $595,828 recorded net of a reduction to minimum rent of $27,302 at March 31, 2007. The Partnership has acquired lease intangible liabilities of $7.3 million and $7.7 million as of March 31, 2007 and December 31, 2006, respectively related to below-market rents recorded net of previously accreted minimum rent of $4.7 million and $3.1 million, respectively.

7.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$171,435	186,897
Variable rate mortgage loans	68,622	68,662
Fixed rate unsecured loans	1,198,875	1,198,827

Total notes payable	1,438,932	1,454,386
Unsecured Line of Credit	236,000	121,000

Total	$1,674,932	1,575,386

In February 2007, RCLP entered into a new loan agreement under the Line of credit (the “Line”) with a commitment of $600 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at the Partnership’s option with an interest rate of LIBOR plus .55%. At March 31, 2007, the balance on the Line was $236 million. Contractual interest rates were 5.925% at March 31, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .75%.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

7.	Notes Payable and Unsecured Line of Credit (continued)

due in monthly installments of interest and principal and mature over various terms through 2017. The Partnership intends to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%.

The fair value of the Partnership’s variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and average maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Partnership, the fair value of notes payable and the Line is approximately $1.7 billion at March 31, 2007.

As of March 31, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Scheduled Principal Payments by Year
2007	$2,629	77,660	80,289
2008	3,352	19,603	22,955
2009	3,352	53,090	56,442
2010	3,190	177,229	180,419
2011 (includes the Line)	3,191	487,151	490,342
Beyond 5 Years	8,787	834,294	843,081
Unamortized debt premiums	—	1,404	1,404

Total	$24,501	1,650,431	1,674,932

8.	Derivative Financial Instruments

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

On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $400 million fixed rate financing expected to occur in 2010 and 2011. The change in fair value of these swaps from inception generated a liability of $740,008 at March 31, 2007, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05% and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Partnership settled the swaps with a

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

8.	Derivative Financial Instruments (continued)

payment to the counter-parties for $7.3 million. During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense recorded in 2007 related to the settlement of these swaps is $326,511 and the unamortized balance at March 31, 2007 is $10.1 million.

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

At March 31, 2007 and December 31, 2006, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of March 31, 2007 are summarized as follows:

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

9.	Stockholders’ Equity and Minority Interest (continued)

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the three series of Preferred stock outstanding as of March 31, 2007 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Liquidation Preference	Distribution Rate	Callable by Company
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09
Series 5	3,000,000	—	75,000,000	6.700%	08/02/10

	3,800,000	8,000,000	$275,000,000

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

March 31, 2007

10.	Stock-Based Compensation

The Partnership recorded stock-based compensation expense for the three months ended March 31, 2007 and 2006 as follows, the components of which are further described below (in thousands):

	2007	2006
Restricted stock	$4,675	4,179
Stock options	256	240
Directors’ fees paid in common stock	103	102

Total	$5,034	4,521

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

The Company has a Long-Term Omnibus Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At March 31, 2007, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

10.	Stock-Based Compensation (continued)

Stock options are granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In January 2005, the Company acquired the “reload” rights of existing employees’ stock options from the option holders by granting 771,645 options for an exercise price of $51.36, the fair value on the date of grant, and granted 7,906 restricted shares representing value of $363,664, substantially canceling all of the “reload” rights on existing stock options. In March 2007, the Company acquired the “reload” rights of existing directors’ stock options from the option holders by granting 13,353 options for an average exercise price of $89.95, the fair value on the date of grant, and granted 1,654 restricted shares representing value of $148,725, canceling all of the “reload” rights on existing directors’ stock options. These stock options and restricted shares vest 25% per year and are expensed over a four-year period beginning in year of grant in accordance with Statement 123(R). Options granted under the reload buy-out plan do not earn dividend equivalents.

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

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted for the three months ended March 31, 2007 and 2006:

	2007	2006
Per share weighted average value of stock options	$8.78	8.62
Expected dividend yield	3.1%	3.6%
Risk-free interest rate	4.9%	4.8%
Expected volatility	19.8%	21.0%
Expected life in years	2.7	2.3

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

10.	Stock-Based Compensation (continued)

The following table reports stock option activity during the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding - December 31, 2006	1,195,551	$48.90

Granted	17,122	88.78
Exercised	(465,704)	48.56		$19,914

Outstanding - March 31, 2007	746,969	$50.02	7.8	$25,043

Vested and expected to vest - March 31, 2007	732,473	$49.99	7.8	$24,581

Exercisable - March 31, 2007	354,435	$47.08	7.8	$12,926

As of March 31, 2007, there was $1.9 million of unrecognized compensation cost related to non-vested stock options granted under the Plan which is expected to be expensed through 2011. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding unvested option activity during the period ended March 31, 2007:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	568,771	$5.90
Granted	17,122	8.78
Less: 2007 Vesting	193,359	6.24

Non-vested at March 31, 2007	392,534	$6.00

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

March 31, 2007

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

The following table reports restricted stock activity during the year ended March 31, 2007:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2006	779,060

Shares Granted	207,958		$84.90
Shares Vested and Distributed	(368,235)

Unvested at March 31, 2007	618,783	$51,699	$83.55

The total intrinsic value of restricted stock vested during the three months ended March 31, 2007 was $29.7 million. As of March 31, 2007, there was $37.1 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2011.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

11.	Earnings per Unit.

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended March 31, 2007 and 2006, respectively (in thousands except per unit data):

	2007	2006
Numerator:
Income from continuing operations	$57,726	40,031
Discontinued operations	740	32,855

Net income	58,466	72,886
Less: Preferred unit distributions and original issuance costs	5,850	5,850

Net income for common unit holders	52,616	67,036
Less: Dividends paid on unvested restricted stock	366	415

Net income for common units holders - basic	52,250	66,621
Add: Dividends paid on Treasury Method restricted stock	77	73

Net income for common unit holders - diluted	$52,327	66,694

Denominator:
Weighted average common units outstanding for basic EPU	69,298	68,598
Incremental units to be issued under common stock options using the Treasury method	281	319
Incremental units to be issued under unvested restricted stock using the Treasury method	116	122

Weighted average common units outstanding for diluted EPU	69,695	69,039

Income per common unit - basic
Income from continuing operations	$0.74	0.49
Discontinued operations	0.01	0.48

Net income for common unit holders per unit	$0.75	0.97

Income per common unit - diluted
Income from continuing operations	$0.74	0.49
Discontinued operations	0.01	0.48

Net income for common unit holders per unit	$0.75	0.97

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2007

12.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $4.3 million, all of which has been accrued. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, the size of our development program, earnings per unit, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; our inability to exercise voting control over the joint ventures through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; the ability to obtain governmental approvals; and meeting development schedules. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within.

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of our operating, investing and financing activities are performed through our operating partnership, Regency Centers, L.P. (“RCLP”), RCLP’s wholly owned subsidiaries, and through its investments in joint ventures with third parties. Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At March 31, 2007, we directly owned 220 shopping centers (the “Consolidated Properties”) located in 22 states representing 24.7 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $3.6 billion before depreciation. Through joint ventures, we own partial interests in 189 shopping centers (the “Unconsolidated Properties”) located in 25 states and the District of Columbia representing 22.7 million square feet of GLA. Our investment, at cost, in the Unconsolidated Properties is $435.3 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through joint ventures. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide full property management, asset management, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 409 shopping centers located in 28 states and the District of Columbia and contains 47.4 million square feet of GLA.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. An economic downturn could result in declines in occupancy levels at our shopping centers, which would reduce our rental revenues; however, we believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will minimize the impact of a downturn in the economy. Increased competition from super-centers and industry consolidation could result in retailer store closings; however, we closely monitor the operating performance and tenants’ sales in our shopping centers that operate near super-centers as well as those tenants operating retail formats that are experiencing significant changes in competition or business practice. We also continue to monitor retail trends and market our shopping centers based on consumer demand. A significant slowdown in retailer demand for new stores could cause a corresponding reduction in our shopping center development program that would likely reduce our future rental revenues and profits from development sales; as well as, increase our operating expenses as a result of reducing our capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). However, based upon our current pipeline of development projects undergoing due diligence, which is our best indication of retailer expansion plans, the presence of our development teams in key markets in combination with their excellent relationships with leading anchor tenants, we anticipate that we will be able to sustain our development program at historical levels of investment for the next three years.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	March 31, 2007	December 31, 2006
Number of Properties (a)	409	405
Number of Properties (b)	220	218
Number of Properties (c)	189	187

Properties in Development (a)	48	47
Properties in Development (b)	44	43
Properties in Development (c)	4	4

Gross Leasable Area (a)	47,353,926	47,187,462
Gross Leasable Area (b)	24,694,836	24,654,082
Gross Leasable Area (c)	22,659,090	22,533,380

Percent Leased (a)	91.0%	91.0%
Percent Leased (b)	87.5%	87.3%
Percent Leased (c)	94.9%	95.0%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	March 31, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	73	9,578,800	20.2%	88.0%	71	9,521,497	20.2%	88.6%
Florida	55	6,163,594	13.0%	93.5%	55	6,175,929	13.1%	93.1%
Texas	39	4,789,035	10.1%	86.7%	39	4,779,440	10.1%	86.1%
Virginia	32	3,746,268	7.9%	95.0%	33	3,884,864	8.2%	94.1%
Georgia	32	2,735,719	5.8%	92.6%	32	2,735,441	5.8%	92.6%
Colorado	21	2,342,215	5.0%	92.5%	21	2,345,224	5.0%	91.8%
Ohio	16	2,293,977	4.8%	85.4%	16	2,292,515	4.9%	85.3%
Illinois	16	2,256,682	4.8%	94.1%	16	2,256,682	4.8%	95.8%
North Carolina	16	2,193,420	4.6%	91.9%	16	2,193,420	4.6%	92.4%
Maryland	18	2,058,329	4.3%	95.0%	18	2,058,329	4.4%	94.6%
Pennsylvania	13	1,649,570	3.5%	91.8%	13	1,649,570	3.5%	90.1%
Washington	11	1,172,684	2.5%	94.6%	11	1,172,684	2.5%	94.5%
Oregon	11	1,088,278	2.3%	91.5%	10	1,011,678	2.1%	91.5%
Delaware	5	654,687	1.4%	90.9%	5	654,687	1.4%	91.3%
South Carolina	10	616,148	1.3%	92.3%	9	536,847	1.1%	97.5%
Massachusetts	3	564,899	1.2%	82.2%	3	568,099	1.2%	83.7%
Arizona	4	496,087	1.1%	99.3%	4	496,087	1.1%	99.3%
Tennessee	7	488,050	1.0%	94.5%	7	488,050	1.0%	94.4%
Minnesota	3	483,938	1.0%	96.3%	3	483,938	1.0%	96.5%
Michigan	4	303,412	0.6%	87.0%	4	303,412	0.6%	87.6%
Kentucky	2	302,670	0.6%	94.6%	2	302,670	0.6%	95.0%
Wisconsin	2	269,128	0.6%	97.3%	2	269,128	0.6%	97.3%
Nevada	2	218,377	0.5%	94.2%	1	119,313	0.3%	87.4%
Alabama	2	193,558	0.4%	82.2%	2	193,558	0.4%	82.2%
Indiana	5	193,370	0.4%	73.3%	5	193,370	0.4%	70.9%
Connecticut	1	179,730	0.4%	100.0%	1	179,730	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	125,173	0.3%	76.1%	2	125,173	0.3%	74.8%
Dist. of Columbia	2	39,646	0.1%	89.8%	2	39,645	0.1%	89.4%

Total	409	47,353,926	100.0%	91.0%	405	47,187,462	100.0%	91.0%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Consolidated Properties:

	March 31, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	5,739,079	23.2%	83.8%	46	5,861,515	23.8%	84.9%
Florida	34	4,054,269	16.4%	94.2%	34	4,054,604	16.4%	93.6%
Texas	30	3,645,110	14.8%	83.5%	30	3,629,118	14.7%	82.5%
Ohio	14	2,038,796	8.3%	83.8%	14	2,037,134	8.3%	83.6%
Georgia	16	1,408,685	5.7%	90.4%	16	1,408,407	5.7%	89.7%
Colorado	13	1,155,661	4.7%	89.2%	13	1,158,670	4.7%	89.0%
Virginia	9	1,014,432	4.1%	90.3%	9	1,018,531	4.1%	89.1%
North Carolina	9	947,413	3.8%	96.0%	9	947,413	3.8%	95.3%
Oregon	8	733,608	3.0%	89.2%	7	657,008	2.7%	88.8%
Pennsylvania	4	587,592	2.4%	85.4%	4	587,592	2.4%	78.1%
Washington	6	555,666	2.2%	90.3%	6	555,666	2.3%	90.3%
Tennessee	7	488,050	2.0%	94.5%	7	488,050	2.0%	94.4%
Illinois	3	415,011	1.7%	87.5%	3	415,011	1.7%	93.6%
Arizona	3	388,440	1.6%	99.1%	3	388,440	1.6%	99.1%
Massachusetts	2	379,620	1.5%	73.8%	2	382,820	1.5%	76.1%
Michigan	4	303,412	1.2%	87.0%	4	303,412	1.2%	87.6%
Delaware	2	240,418	1.0%	98.3%	2	240,418	1.0%	98.7%
South Carolina	3	170,662	0.7%	77.4%	2	91,361	0.4%	94.7%
Maryland	1	129,940	0.5%	67.1%	1	129,940	0.5%	67.0%
New Hampshire	2	125,173	0.5%	76.1%	2	125,173	0.5%	74.8%
Nevada	1	119,313	0.5%	89.4%	1	119,313	0.5%	87.4%
Indiana	3	54,486	0.2%	27.4%	3	54,486	0.2%	23.5%

Total	220	24,694,836	100.0%	87.5%	218	24,654,082	100.0%	87.3%

The Consolidated Properties are encumbered by mortgage loans of $240.1 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Unconsolidated Properties owned in joint ventures:

	March 31, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,839,721	16.9%	94.3%	25	3,659,982	16.2%	94.5%
Virginia	23	2,731,836	12.1%	96.7%	24	2,866,333	12.7%	95.8%
Florida	21	2,109,325	9.3%	92.1%	21	2,121,325	9.4%	92.1%
Maryland	17	1,928,389	8.5%	96.9%	17	1,928,389	8.6%	96.4%
Illinois	13	1,841,671	8.1%	95.6%	13	1,841,671	8.2%	96.3%
Georgia	16	1,327,034	5.9%	94.9%	16	1,327,034	5.9%	95.7%
North Carolina	7	1,246,007	5.5%	88.8%	7	1,246,007	5.5%	90.1%
Colorado	8	1,186,554	5.2%	95.7%	8	1,186,554	5.3%	94.5%
Texas	9	1,143,925	5.1%	96.9%	9	1,150,322	5.1%	97.4%
Pennsylvania	9	1,061,978	4.7%	95.3%	9	1,061,978	4.7%	96.8%
Washington	5	617,018	2.7%	98.5%	5	617,018	2.7%	98.3%
Minnesota	3	483,938	2.1%	96.3%	3	483,938	2.2%	96.5%
South Carolina	7	445,486	2.0%	98.0%	7	445,486	2.0%	98.0%
Delaware	3	414,269	1.8%	86.6%	3	414,269	1.8%	87.0%
Oregon	3	354,670	1.6%	96.1%	3	354,670	1.6%	96.5%
Kentucky	2	302,670	1.3%	94.6%	2	302,670	1.3%	95.0%
Wisconsin	2	269,128	1.2%	97.3%	2	269,128	1.2%	97.3%
Ohio	2	255,181	1.1%	98.5%	2	255,381	1.1%	99.0%
Alabama	2	193,558	0.9%	82.2%	2	193,558	0.9%	82.2%
Massachusetts	1	185,279	0.8%	99.4%	1	185279	0.8%	99.4%
Connecticut	1	179,730	0.8%	100.0%	1	179,730	0.8%	100.0%
New Jersey	2	156,482	0.7%	97.8%	2	156,482	0.7%	97.8%
Indiana	2	138,884	0.6%	91.3%	2	138,884	0.6%	89.5%
Arizona	1	107,647	0.5%	100.0%	1	107,647	0.5%	100.0%
Dist. of Columbia	2	39,646	0.2%	89.8%	2	39,645	0.2%	89.4%

Total	189	22,659,090	100.0%	94.9%	187	22,533,380	100.0%	95.0%

The Unconsolidated Properties are encumbered by mortgage loans of $2.4 billion.

The following summarizes the four largest grocery tenants occupying our shopping centers at March 31, 2007:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	67	9.2%	6.4%
Publix	68	6.2%	4.2%
Safeway	68	5.7%	3.9%
Super Valu	34	3.4%	2.8%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are able to cancel their leases and close their related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At March 31, 2007, we had leases with 133 video rental stores representing $9.7 million of annual rental income pertaining to Consolidated Properties and our pro rata share of the Unconsolidated Properties. We are not aware at this time of the current or pending bankruptcy of any of our tenants that would cause a significant reduction in our revenues, and no tenant represents more than 7% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

Liquidity and Capital Resources

We expect that cash generated from operating activities combined with gains on the sale of development properties will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and distributions to unit holders. Net cash provided by operating activities was $37.5 million and $29.7 million, and gains on the sale of development properties were $25.6 million and $15.7 million, for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, we incurred capital expenditures of $2.0 million and $2.1 million to improve our shopping centers, we paid scheduled principal payments of $1.1 million and $1.2 million to our lenders on mortgage loans, and we paid distributions to our unit holders of $45.1 million and $46.2 million, respectively. In 2007, Regency increased its annual dividend rate by 10.9%.

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

The following table summarizes net cash flows related to operating, investing and financing activities for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Net cash provided by operating activities	$37,460	29,748
Net cash (used in) provided by investing activities	(93,470)	127,115
Net cash provided by (used in) financing activities	51,128	(111,265)

Net (decrease) increase in cash and equivalents	$(4,882)	45,598

At March 31, 2007, Regency had an unlimited amount under their shelf registration for equity securities based on the Securities and Exchange Commission (“SEC”) rules and RCLP had $600 million available for debt under its shelf registration. We believe that our ability to access the capital markets as a source of funds to meet capital requirements is good.

At March 31, 2007 we had 48 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.1 billion after projected sales of adjacent land and out-parcels. This compares to 47 projects that were under construction at the end of 2006 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on our investment on our current development projects in a range of 8% to 8.5% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily the result of higher costs associated with the acquisition of land and construction. The Partnership believes that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of projected land sales are estimated to be $485.1 million and will likely be expended through 2010. The costs to complete these developments will be funded from our $600 million line of credit, which had $364 million of available funding at March 31, 2007, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

Investments in Unconsolidated Real Estate Partnerships (Joint Ventures)

At March 31, 2007, we had investments in unconsolidated real estate partnerships of $435.3 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at March 31, 2007 and December 31, 2006 (dollars in thousands):

	2007	2006
Number of Joint Ventures	18	18
RCLP’s Ownership	20%-50%	20%-50%
Number of Properties	189	187

Combined Assets	$4,410,734	$4,365,675
Combined Liabilities	2,610,152	2,574,860
Combined Equity	1,800,582	1,790,815

RCLP’s Share of (1) :
Assets	$1,109,680	$1,106,803
Liabilities	649,841	646,346

(1)

Pro rata financial information is not, and is not intended to be, a presentation in accordance with U.S. generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its unconsolidated real estate partnership activities on the operations of RCLP, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

We account for all investments in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income in each of these partnerships, we receive fees for asset management, property management, investment and financing services. During the three months ended March 31, 2007 and 2006, we received fees from these joint ventures of $6.4 million and $7.2 million, respectively. Our investments in real estate partnerships as of March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$62,789	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,705	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	229,548	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	1,087	1,140
Columbia Regency Retail Partners (Columbia)	20.00%	35,635	36,096
Cameron Village LLC (Columbia)	30.00%	20,876	20,826
Columbia Regency Partners II (Columbia)	20.00%	11,814	11,516
RegCal, LLC (RegCal)	25.00%	18,280	18,514
Regency Retail Partners (the Fund) (1)	20.00%	8,710	5,139
Other investments in real estate partnerships	50.00%	39,807	39,008

Total		$435,251	434,090

(1)	At December 31, 2006, our ownership interest in Regency Retail Partners was 26.8%.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of March 31, 2007, Columbia owned 20 shopping centers, had total assets of $562.0 million, and net income of $3.1 million for the three months ended. Our share of Columbia’s total assets and net income was $124.7 million and $631,280, respectively. Our share of Columbia represents 3.3% of our total assets and 1.2% of our net income available for common unit holders.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of March 31, 2007, RegCal owned nine shopping centers, had total assets of $181.7 million, and had net income of $419,010 for the three months ended. Our share of RegCal’s total assets and net income was $45.4 million and $128,704, respectively. Our share of RegCal represents 1.2% of our total assets and less than 1% of our net income available for common unit holders, respectively.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), and two in which we have an ownership interest of 24.95% (“MCWR II).

As of March 31, 2007, MCWR I owned 50 shopping centers, had total assets of $733.2 million, and net income of $10.3 million for the three months ended. Our share of MCWR I’s total assets and net income was $183.4 million and $3.9 million, respectively. During 2007, MCWR I sold one shopping centers for $33.4 million to an unrelated party for a gain of $7.9 million, and acquired one shopping center from an unrelated party for a purchase price of $23.0 million. We contributed $2.2 million for our proportionate share of the purchase price, which was net of assumed mortgage debt.

As of March 31, 2007, MCWR II owned 97 shopping centers, had total assets of $2.7 billion and a net loss of $5.7 million for the three months ended. Our share of MCWR II’s total assets and net loss was $668.6 million and $1.4 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio in 2005, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations.

Our investment in the four joint ventures with MCW totals $300.1 million and represents 7.9% of our total assets at March 31, 2007. Our pro-rata share of the assets and net income of these ventures was $852.0 million and $2.5 million, respectively, which represents 22.6% and 4.9% of our total assets and net income available for common unit holders, respectively.

In December, 2006, we formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund with an ownership interest of 26.8%. During the first quarter of 2007, we reduced our ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund will have the exclusive right to acquire all future RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA.

As of March 31, 2007, the Fund owned four shopping centers, had total assets of $140.2 million and net income of $109,587 for the three months ended. The Fund acquired two community shopping centers from us for a sales price of $61.0 million, or $57.6 million on a net basis after excluding our ownership interest and we recognized a gain of $22.1 million. Our share of the Fund’s total assets and net income was $27.9 million and $40,500, respectively. Our share of the Fund represents 1.6% of our total assets and less than 1% of net income available for common unit holders.

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

Notes Payable

Outstanding debt at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$171,435	186,897
Variable rate mortgage loans	68,622	68,662
Fixed rate unsecured loans	1,198,875	1,198,827

Total notes payable	1,438,932	1,454,386
Unsecured Line of Credit	236,000	121,000

Total	$1,674,932	1,575,386

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of interest and principal, and mature over various terms through 2017. We intend to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.52%.

In February, 2007, we entered into a new loan agreement under our unsecured revolving line of credit (the “Line”) which increased the commitment to $600 million with the right to increase the facility size an additional $150 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at our option with an interest rate of LIBOR plus .55%. At March 31, 2007, the balance on the Line was $236 million. Contractual interest rates were 5.925% at March 31, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .75%.

The spread on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Recourse Secured Debt to GAV, Fixed Charge Coverage and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes.

As of March 31, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Scheduled Principal Payments by Year
2007	$2,629	77,660	80,289
2008	3,352	19,603	22,955
2009	3,352	53,090	56,442
2010	3,190	177,229	180,419
2011 (includes the Line)	3,191	487,151	490,342
Beyond 5 Years	8,787	834,294	843,081
Unamortized debt premiums	—	1,404	1,404

Total	$24,501	1,650,431	1,674,932

Our investments in real estate partnerships had notes and mortgage loans payable of $2.5 billion at March 31, 2007, which mature through 2028. Our proportionate share of these loans was $614.5 million, of which 94.9% had average fixed interest rates of 5.2% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 80 to 120 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we may enter into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We engage outside experts who evaluate and make recommendations about hedging strategies when appropriate. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix the rate on $400 million of new financing expected to occur in 2010 and 2011 the proceeds of which will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $740,008 at March 31, 2007, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of changes in partners’ capital and comprehensive income (loss).

At March 31, 2007, 81.8% of our total debt had fixed interest rates, compared with 88.0% at December 31, 2006. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 18.2% of our total debt. Based upon the variable interest-rate debt outstanding at March 31, 2007, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.0 million.

Equity Transaction

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At March 31, 2007 and December 31, 2006, only the Series D Preferred Units were outstanding with a face value of $50 million and a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Units of General Partner and Regency Preferred Stock

As of March 31, 2007 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we were to determine that the development of a specific project undergoing due diligence was no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We generally cease interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. We have a large staff of employees who support the due diligence, land acquisition, construction, leasing, financial analysis and accounting of our development program. All direct internal costs related to development activities are capitalized as part of each development project. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses.

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

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods to determine fair value of the asset such as i) estimating discounted future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), the Partnership makes a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Partnership can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Prior to sale, the Partnership also makes judgments regarding the extent of involvement it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold to an entity in which the Partnership has significant continuing involvement (most often joint ventures) is not considered to be discontinued. In addition, any property which the Partnership sells to an unrelated third party, but retains a property or asset management function, is also not considered discontinued. Therefore, only properties sold, or to be sold, to unrelated third parties that the Partnership, in its judgment, has no significant continuing involvement with are classified as discontinued.

Investments in Real Estate Joint Ventures – In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the joint ventures in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures. We account for all investments in which we do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in the FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” and do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” or SOP 78-9 “Accounting for Investments in Real Estate Ventures,” and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of The Fund, its advisory committee.

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

Recent Accounting Pronouncements

In February 2007, the FASB Issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. We will be evaluating the application of this Statement and its effect on our financial position and results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We adopted this Interpretation effective January 1, 2007 and the adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial statements.

Results from Operations

Comparison of the three months ended March 31, 2007 to 2006

Our revenues increased by $6.9 million, or 6.9% to $106.7 million as of March 31, 2007 as compared to the three month period in 2006 summarized in the following table (in thousands):

	2007	2006	Change
Minimum rent	$77,456	71,640	5,816
Percentage rent	735	438	297
Recoveries from tenants	22,143	20,472	1,671
Management and other fees	6,381	7,260	(879)

Total revenues	$106,715	99,810	6,905

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

We earn fees for asset management, property management, leasing, investing and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	2007	2006	Change
Property management fees	$3,300	2,555	745
Asset management fees	2,598	1,320	1,278
Commissions	22	26	(4)
Investing and financing fees	461	3,359	(2,898)

	$6,381	7,260	(879)

Property management fees increased for the three months ending March 31, 2007 as a result of managing the entire First Washington Portfolio for MCWR II as compared to managing approximately 50% of the portfolio for the same period in 2006. Asset management fees increased for the three months ended March 31, 2007 as a result of fees earned from MCWR II that were not earned in 2006 per the joint venture agreement. Investing and financing fees are transaction based and not necessarily recurring. These fees earned in 2006 are the recognition of a deferred portion of the initial acquisition fee from MCWR II for the buy-down of our interest from 35% to 24.95% and debt structuring fees.

Our equity in income of real estate partnerships (joint ventures) increased $3.0 million to $3.8 million as of March 31, 2007 as follows (in thousands):

	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	$3,846	2,134	1,712
Macquarie CountryWide Direct (MCWR I)	79	173	(94)
Macquarie CountryWide-Regency II (MCWR II)	(1,397)	(2,400)	1,003
Macquarie CountryWide-Regency III (MCWR II)	15	1	14
Columbia Regency Retail Partners (Columbia)	609	555	54
Cameron Village LLC (Columbia)	12	4	8
Columbia Regency Partners II (Columbia)	10	13	(3)
RegCal, LLC (RegCal)	129	123	6
Regency Retail Partners (the Fund)	41	—	41
Other investments in real estate partnerships	444	152	292

Total	$3,788	755	3,033

The increase was related to lower depreciation and amortization expense in the First Washington Portfolio during 2007 due to operating properties sold during 2006. MCWR I recorded higher gains in 2007 from the sale of real estate as compared to 2006.

Our operating expenses increased by $2.3 million, or 4.0%, to $58.8 million as of March 31, 2007 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2007	2006	Change
Operating, maintenance and real estate taxes	$24,480	21,801	2,679
General and administrative	12,297	10,803	1,494
Depreciation and amortization	21,518	20,223	1,295
Other expenses	460	3,658	(3,198)

Total operating expenses	$58,755	56,485	2,270

The increase in operating, maintenance, and real estate taxes was primarily due to shopping center developments that were recently completed and did not incur operating expenses during the previous year, and to general price increases incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants as expense reimbursements and included in our revenues.

The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation.

The increase in depreciation and amortization expense is primarily related to new development properties recently completed and placed in service in the current year.

The reduction in other expenses is a result of recording a tax benefit of $1.3 million for the three months ended March 31, 2007 as compared to tax expense of $3.0 million for the same period in 2006 for Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary. RRG is subject to federal and state income taxes and files separate tax returns.

The following table presents the change in interest expense for the three months ending March 31, 2007 and 2006:

	2007	2006	Change
Interest on the Line	$2,593	1,501	1,092
Notes payable interest	24,649	24,453	196
Capitalized interest	(7,134)	(5,145)	(1,989)
Interest income	(719)	(1,591)	872

	$19,389	19,218	171

Weighted average outstanding debt	$1,614,498	1,627,250
Average balance properties in development	$619,093	414,034
Average interest rate	6.39%	6.34%

Gains from the sale of real estate were $25.6 million in 2007 as compared to $15.7 million in 2006. The three months ended March 31, 2007, includes $1.3 million in gains from the sale of five out-parcels for net proceeds of $8.2 million, $22.1 million from the sale of one shopping center to a joint ventures for net proceeds of $57.6 million; and a $2.2 million gain related to the partial sale of our interest in Regency Retail Partners as discussed previously. The three months ended March 31, 2006 includes $6.2 million in gains from the sale of 11 out-parcels for net proceeds of $11.5 million; as well as a $9.5 million gain related to the partial sale of our interest in MCWR II as previously discussed. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

Income from discontinued operations was $740,404 for the three months ended March 31, 2007 related to operations of four shopping centers classified as held-for-sale in 2007. Income from discontinued operations was $32.9 million for the three months ended March 31, 2006 related to four operating properties sold to unrelated parties for net proceeds of $69.0 million and to the operations of shopping centers sold or classified as held-for-sale in 2007 and 2006. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operations into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Net income for common unit holders decreased $14.4 million to $52.6 million in 2007 as compared with $67.0 million in 2006 primarily related to higher gains recognized from the sale of real estate in 2006 as described above. Diluted earnings per unit was $0.75 in 2007 as compared to $0.97 in 2006 or 23% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $4.3 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of March 31, 2007, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$11,667	22,955	56,442	180,419	254,342	843,081	1,368,906	1,421,416
Average interest rate for all fixed rate debt	6.61%	6.61%	6.55%	6.26%	5.77%	5.77%

Variable rate LIBOR debt	$68,622	—	—	—	236,000	—	304,622	304,622
Average interest rate for all variable rate debt	5.44%	—	—	—	5.44%	—

We currently have $434.7 million of fixed rate debt maturing in 2010 and 2011. On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $400 million of fixed rate financing expected to occur in 2010 and 2011, the proceeds of which will be used to repay debt maturing in those years. The change in fair value of these swaps from inception has generated a liability of $740,008 at March 31, 2007, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet. As the table incorporates only those exposures that exist as of March 31, 2007, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Credit Agreement dated February 9, 2007 by and among Regency Centers, L.P., Regency Centers Corporation, each of the financial institutions initially a signatory thereto, each of JPMorgan Chase Bank, N.A., PNC Bank, National Association and SunTrust Bank as Documentation Agent, Wachovia Bank, National Association as Syndication Agent, Regions Bank as Managing Agent and Wells Fargo Bank, National Association as Sole Lead Arranger and Administrative Agent (filed as Exhibit 10.1 to Regency Centers Corporation’s Form 10-Q report on May 9, 2007, and incorporated herein by reference)

10.2	Amended and Restated Limited Partnership Agreement of RRP Operating, LP dated as of February 16, 2007 (filed as Exhibit 10.2 to Regency Centers Corporation’s Form 10-Q report on May 9, 2007, and incorporated herein by reference)

31.1	Rule 13a-14 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

31.3	Rule 13a-14 Certification of Chief Operating Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

32.3	Section 1350 Certification of Chief Operating Officer

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2007	REGENCY CENTERS, L.P.
By: Regency Centers Corporation, General Partner

	By:	/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer