Form 10-Q
period 2007-09-30
REGENCY CENTERS LP
filed 2007-11-08
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(in thousands, except unit data)

	2007	2006
	(unaudited)
Assets
Real estate investments at cost:
Land	$942,792	862,851
Buildings and improvements	2,048,713	1,963,634

	2,991,505	2,826,485
Less: accumulated depreciation	478,560	427,389

	2,512,945	2,399,096
Properties in development	895,554	615,450
Operating properties held for sale	7,904	25,608
Investments in real estate partnerships	446,653	434,090

Net real estate investments	3,863,056	3,474,244
Cash and cash equivalents	33,571	34,046
Notes receivable	20,337	19,988
Tenant receivables, net of allowance for uncollectible accounts of $3,117 and $3,961 at September 30, 2007 and December 31, 2006, respectively	65,634	67,162
Deferred costs, less accumulated amortization of $41,433 and $36,227 at September 30, 2007 and December 31, 2006, respectively	51,533	40,989
Acquired lease intangible assets, less accumulated amortization of $13,677 and $10,511 at September 30, 2007 and December 31, 2006, respectively	18,466	12,315
Other assets	40,488	23,041

	$4,093,085	3,671,785

Liabilities and Partners’ Capital
Liabilities:
Notes payable	1,842,030	1,454,386
Unsecured line of credit	110,000	121,000
Accounts payable and other liabilities	185,428	140,940
Acquired lease intangible liabilities, net	10,977	7,729
Tenants’ security and escrow deposits	10,898	10,517

Total liabilities	2,159,333	1,734,572

Limited partners’ interest in consolidated partnerships	14,544	17,797

Commitments and contingencies

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at September 30, 2007 and December 31, 2006	49,158	49,158
Preferred units of general partner, par value $0.01: 800,000 units issued and outstanding at September 30, 2007 and December 31, 2006, liquidation preference $250	275,000	275,000
General partner; 69,614,159 and 69,017,995 units outstanding at September 30, 2007 and December 31, 2006, respectively	1,602,106	1,591,634
Limited partners; 482,111 and 740,826 units outstanding at September 30, 2007 and December 31, 2006, respectively	10,974	16,941
Accumulated other comprehensive income (loss)	(18,030)	(13,317)

Total partners’ capital	1,919,208	1,919,416

	$4,093,085	3,671,785

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended September 30, 2007 and 2006

(in thousands, except per unit data)

(unaudited)

	2007	2006
Revenues:
Minimum rent	$81,033	74,006
Percentage rent	889	976
Recoveries from tenants	24,269	22,308
Management, acquisition and other fees	10,789	5,327

Total revenues	116,980	102,617

Operating expenses:
Depreciation and amortization	24,364	21,384
Operating and maintenance	13,855	12,576
General and administrative	12,159	10,765
Real estate taxes	11,608	10,230
Other expenses, net	1,625	(825)

Total operating expenses	63,611	54,130

Other expense (income)
Interest expense, net of interest income of $840 and $819 in 2007 and 2006, respectively	20,515	20,166
Gain on sale of operating properties and properties in development	(5,492)	(15,414)

Total other expense (income)	15,023	4,752

Income before minority interests and equity in income (loss) of investments in real estate partnerships	38,346	43,735
Minority interest of limited partners	(241)	(16)
Equity in income (loss) of investments in real estate partnerships	1,677	578

Income from continuing operations	39,782	44,297

Discontinued operations:
Operating income from discontinued operations	177	1,411
Gain on sale of operating properties and properties in development	3,162	27

Income from discontinued operations	3,339	1,438

Net income	43,121	45,735
Preferred unit distributions	(5,850)	(5,850)

Net income for common unit holders	$37,271	39,885

Income per common unit - basic:
Continuing operations	$0.48	0.55
Discontinued operations	0.05	0.02

Net income for common unit holders per unit	$0.53	0.57

Income per common unit - diluted:
Continuing operations	$0.48	0.55
Discontinued operations	0.05	0.02

Net income for common unit holders per unit	$0.53	0.57

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the nine months ended September 30, 2007 and 2006

(in thousands, except per unit data)

(unaudited)

	2007	2006
Revenues:
Minimum rent	$236,206	218,961
Percentage rent	1,965	1,902
Recoveries from tenants	69,324	62,216
Management, acquisition and other fees	24,667	24,728

Total revenues	332,162	307,807

Operating expenses:
Depreciation and amortization	67,803	62,406
Operating and maintenance	40,214	36,160
General and administrative	37,363	32,398
Real estate taxes	34,501	31,366
Other expenses	3,346	4,565

Total operating expenses	183,227	166,895

Other expense (income):
Interest expense, net of interest income of $2,370 and $3,347 in 2007 and 2006, respectively	60,215	59,264
Gain on sale of operating properties and properties in development	(34,586)	(40,687)

Total other expense (income)	25,629	18,577

Income before minority interests and equity in income of investments in real estate partnerships	123,306	122,335
Minority interest of limited partners	(757)	(4,791)
Equity in income of investments in real estate partnerships	6,245	995

Income from continuing operations	128,794	118,539
Discontinued operations, net:
Operating income from discontinued operations	1,406	4,542
Gain on sale of operating properties and properties in development	22,035	34,010

Income from discontinued operations	23,441	38,552

Net income	152,235	157,091
Preferred unit distributions	(17,550)	(17,550)

Net income for common unit holders	$134,685	139,541

Income per common unit - basic:
Continuing operations	$1.59	1.45
Discontinued operations	0.34	0.56

Net income for common unit holders per unit	$1.93	2.01

Income per common unit - diluted:
Continuing operations	$1.58	1.44
Discontinued operations	0.34	0.56

Net income for common unit holders per unit	$1.92	2.00

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the nine months ended September 30, 2007

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2006	$49,158	1,866,634	16,941	(13,317)	1,919,416
Comprehensive income:
Net income	2,794	148,171	1,270	—	152,235
Amortization of loss on derivative instruments	—	—	—	980	980
Change in fair value of derivative instruments	—	—	—	(5,693)	(5,693)

Total comprehensive income					147,522
Cash distributions to partners	—	(137,450)	(1,425)	—	(138,875)
Preferred unit distribution	(2,794)	(14,756)	—	—	(17,550)
Regency Restricted Stock issued, net of amortization	—	13,526	—	—	13,526
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	(4,831)	—	—	(4,831)
Common Units exchanged for common stock of Regency	—	8,241	(8,241)	—	—
Reallocation of limited partners’ interest	—	(2,429)	2,429	—	—

Balance at September 30, 2007	$49,158	1,877,106	10,974	(18,030)	1,919,208

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$152,235	157,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,916	65,152
Deferred loan cost and debt premium amortization	2,612	2,830
Stock based compensation	14,595	13,565
Minority interest of limited partners	757	4,791
Equity in income of investments in real estate partnerships	(6,245)	(995)
Net gain on sale of properties	(56,622)	(74,697)
Provision for loss on operating properties	—	500
Distribution of earnings from operations of investments in real estate partnerships	24,043	24,205
Changes in assets and liabilities:
Tenant receivables	346	2,151
Deferred leasing costs	(6,608)	(5,693)
Other assets	(20,950)	(17,110)
Accounts payable and other liabilities	5,620	(8,159)
Above and below market lease intangibles, net	(1,332)	(995)
Tenants’ security and escrow deposits	255	562

Net cash provided by operating activities	176,622	163,198

Cash flows from investing activities:
Acquisition of operating real estate	(63,117)	(19,337)
Development of real estate including acquisition of land	(481,790)	(305,446)
Proceeds from sale of real estate investments	211,024	308,354
Repayment of notes receivable, net	530	14,753
Investments in real estate partnerships	(34,476)	(15,772)
Distributions received from investments in real estate partnerships	11,065	11,178

Net cash used in investing activities	(356,764)	(6,270)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common stock issued by Regency	2,372	2,791
Distributions to limited partners in consolidated partnerships, net	(4,120)	(2,326)
Distributions paid to preferred unit holders	(11,700)	(11,700)
Cash distributions to partners	(135,757)	(121,236)
Proceeds from issuance of fixed rate unsecured notes	398,108	—
Repayment of unsecured line of credit, net	(11,000)	(4,000)
Repayment of notes payable	(49,243)	(21,208)
Scheduled principal payments	(3,318)	(3,338)
Deferred loan costs	(5,675)	(9)

Net cash provided by (used in) financing activities	179,667	(161,026)

Net decrease in cash and cash equivalents	(475)	(4,098)
Cash and cash equivalents at beginning of the period	34,046	42,458

Cash and cash equivalents at end of the period	$33,571	38,360

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

(in thousands)

	2007	2006
Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $26,070 and $16,931 in 2007 and 2006, respectively)	$66,232	73,987

Preferred unit and stock distributions declared and not paid	$5,850	5,850

Supplemental disclosure of non-cash transactions:

Regency common stock issued for partnership units exchanged	$8,241	20,506

Mortgage loans assumed for the acquisition of real estate, at fair value	$42,272	44,000

Real estate contributed as investments in real estate partnerships	$5,318	7,573

Common stock issued for dividend reinvestment plan	$3,117	2,886

Notes receivable taken in connection with sales of properties in development and out-parcels	$879	2,401

Change in fair value of derivative instrument	$5,693	2,621

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At September 30, 2007, the Partnership directly owned 228 retail shopping centers and held partial interests in an additional 219 retail shopping centers through investments in joint ventures.

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

Investments in real estate partnerships not controlled by the Partnership (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Partnership has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). Further, the venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Partnership has concluded that the equity method of accounting is appropriate for these interests as they do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” or the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(a)	Organization and Principles of Consolidation (continued)

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

At September 30, 2007, the Company owned approximately 99% or 69,614,159 Partnership Units of the total 70,096,270 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Unit holders since both have equivalent rights and Partnership Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited partners’ Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

(b)	Revenues

The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. As part of the leasing process, the Partnership may provide the lessee with an allowance for the construction of leasehold improvements. Leasehold improvements are capitalized as part of the building, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Partnership is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among others, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for a payment for a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(b)	Revenues (continued)

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

Substantially all of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance, and common area maintenance (“CAM”) costs.

Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

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

The Partnership has been engaged by joint ventures under agreements to provide asset management, property management, leasing, investing, and financing services for such ventures’ shopping centers. The fees are market-based and generally calculated as a percentage of either revenues earned or the estimated values of the properties managed, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured.

(c)	Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheets. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously incurred are immediately expensed. At September 30, 2007 and December 31, 2006, the Partnership had capitalized pre-development costs of $24.5 million and $23.3 million, respectively of which $10.5 million and $10.0 million, respectively were refundable deposits.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

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

The Partnership and the unconsolidated joint ventures allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Partnership’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building, and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to amortization expense over the remaining initial term of the respective leases.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable.

The Partnership does not allocate value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they do not provide incremental value over the Partnership’s existing relationships.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(c)	Real Estate Investments (continued)

The Partnership follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property or a property in development as held-for-sale when it determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Partnership can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

In accordance with Statement 144, when the Partnership sells a property or classifies a property as held-for-sale and will not have continuing involvement or significant cash flows after disposition, the operations and cash flows of the property are eliminated from continuing operations. Its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also re-presented to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future discounted cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality, and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. If there was an impairment recorded on properties subsequently sold to third parties it would be included in operating income from discontinued operations.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(d)	Income Taxes

The Partnership’s taxable income and loss is reported by its partners, of which the Company as general partner and 99% owner, is allocated its pro-rata share of tax attributes.

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

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the nine months ended September 30, 2007, the Partnership recorded a tax benefit of $712,680 as compared to tax expense of $1.6 million for the same period in the prior year.

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

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $39.4 million and $33.3 million at September 30, 2007 and December 31, 2006, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $12.1 million and $7.7 million at September 30, 2007 and December 31, 2006, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(f)	Earnings per Unit and Treasury Stock

The Partnership calculates earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted earnings per unit reflects the conversion of obligations and the assumed exercises of securities including the effects of units issuable under the Partnership’s share-based payment arrangements, if dilutive. See Note 11 for the calculation of earnings per unit (“EPU”).

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

Regency grants stock-based compensation to its employees and directors. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership including stock options. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other stock-based awards granted under Regency’s Long-Term Omnibus Plan (the “Plan”). Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(i)	Stock-Based Compensation (continued)

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

The Partnership’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Partnership reviews operating and financial data for each property on an individual basis, therefore, the Partnership defines an operating segment as its individual properties. No individual property constitutes more than 10% of the Partnership’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 6% or more of revenue and none of the shopping centers are located outside the United States.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(k)	Derivative Financial Instruments (continued)

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

In assessing the hedge, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 8 for further discussion.

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

At September 30, 2007, the Partnership held a majority interest in three consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $8.7 million at September 30, 2007. Their related carrying value is $1.8 million and $1.3 million as of September 30, 2007 and December 31, 2006, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheets. The Partnership has no other financial instruments that are affected by Statement 150.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(m)	Recent Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Partnership does not believe that the adoption of Statement 159 will have a material effect on its consolidated financial statements.

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

During 2007, the Partnership acquired five shopping centers for a purchase price of $106.0 million which included the assumption of $42.3 million in debt, net of a $1.2 million discount. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $9.3 million and $4.7 million, respectively, were recorded for these acquisitions. The acquisitions were accounted for as a purchase business combination and their results of operations are included in the consolidated financial statements from the date of acquisition.

3.	Discontinued Operations

RCLP maintains a conservative capital structure to fund its growth program without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets RCLP’s investment standards. This recycling strategy calls for the Partnership to sell properties that do not measure up to its standards and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

3.	Discontinued Operations (continued)

During the three months ended September 30, 2007, the Partnership sold 100% of its interest in one property for net proceeds of $14.9 million. The combined operating income and gain from this property and the one property classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006, as well as the operating property held-for-sale were $406,439 and $3.8 million, respectively for the three months ended September 30, 2007 and 2006. The operating income and gains from properties included in discontinued operations are reported net of income taxes, if the property is sold out of RRG, and are as follows (in thousands):

	For the three months ended
	September 30, 2007		September 30, 2006
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of Properties
Operations and gain	$177	3,162	1,411	27
Less: Income taxes	—	—	—	—

Discontinued operations, net	$177	3,162	1,411	27

During the nine months ended September 30, 2007, the Partnership sold 100% of its interest in five properties for net proceeds of $99.7 million. The combined operating income and gain from these properties and the one property classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations, including properties sold in 2006, as well as the operating property held-for-sale, were $3.4 million and $12.6 million, respectively for the nine months ended September 30, 2007 and 2006. The operating income and gains from properties included in discontinued operations are reported net income taxes, if the property is sold out of RRG, and are as follows (in thousands):

	For the nine months ended
	September 30, 2007		September 30, 2006
	Operating Income	Gain on sale of properties	Operating Income	Gain on sale of Properties
Operations and gain	$1,406	22,035	4,542	34,010
Less: Income taxes	—	—	—	—

Discontinued operations, net	$1,406	22,035	4,542	34,010

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

4.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets, and dissolution of the ventures are subject to the approval of all partners. The Partnership’s combined investment in these partnerships was $446.7 million and $434.1 million at September 30, 2007 and December 31, 2006, respectively. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized or accreted to equity in income (loss) of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Partnership earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, leasing, investment, and financing services. During the three months ended September 30, 2007 and 2006, the Partnership received fees from these joint ventures of $10.7 million and $5.2 million, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership received fees from these joint ventures of $24.4 million and $24.2 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of September 30, 2007, Columbia owned 21 shopping centers, had total assets of $570.8 million and net income of $9.7 million for the nine months ended of which the Partnership’s share of the venture’s total assets and net income was $126.6 million and $1.9 million, respectively. During 2007, Columbia purchased one shopping center from a third party for $12.0 million which was net of $8.1 million of assumed mortgage debt by Columbia and the Partnership contributed $2.4 million for its pro-rata share of the purchase price.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has an ownership interest of 25%. As of September 30, 2007, RegCal owned eight shopping centers, had total assets of $167.7 million and net income of $2.4 million for the nine months ended of which the Partnership’s share of the venture’s total assets and net income was $41.9 million and $547,808, respectively. During 2007, CalSTRS sold one shopping center to an unrelated party for $13.2 million for a gain of $1.4 million.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

4.	Investments in Real Estate Partnerships (continued)

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR I”), two in which it has an ownership interest of 24.95% (collectively, “MCWR II”), and one in which it has an ownership interest of 16.35% (“MCWR-DESCO”).

As of September 30, 2007, MCWR I owned 50 shopping centers, had total assets of $702.3 million, and net income of $15.6 million for the nine months ended of which the Partnership’s share of the venture’s total assets and net income was $175.7 million and $5.5 million, respectively. During 2007, MCWR I purchased one shopping center from a third party for $23.0 million, net of $10.8 million of assumed mortgage debt, and the Partnership contributed $5.8 million for its pro-rata share of the purchase price. During 2007, MCWR I sold one shopping center to an unrelated party for $33.4 million for a gain of $7.9 million.

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

As of September 30, 2007, MCWR II owned 96 shopping centers, had total assets of $2.6 billion and recorded a net loss of $11.5 million for the nine months ended of which the Partnership’s share of the venture’s total assets and net loss was $655.1 million and $2.8 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2007, MCWR II sold one shopping center to an unrelated party for $13.5 million and for a gain of $566,490.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

4.	Investments in Real Estate Partnerships (continued)

On August 10, 2007, MCWR-DESCO closed on the acquisition of 32 retail centers for a purchase price of approximately $396.2 million including debt of approximately $209.5 million. The Partnership contributed $29.7 million to the venture for its pro-rata share of the purchase price for its 16.35% equity ownership. MCWR-DESCO had total assets of $421.1 million and a net loss of $1.6 million since inception, primarily related to depreciation and amortization expense. The Partnership’s share of the venture’s total assets and net loss was $68.9 million and $230,555, respectively.

In December 2006, RCLP formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund in which its ownership interest was 26.8%. During the first quarter, the Partnership reduced its ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund will have the exclusive right to acquire all RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria. As of September 30, 2007, the Fund owned five shopping centers, had total assets of $152.5 million and recorded net income of $690,976 for the nine months ended of which the Partnership’s share of the venture’s total assets and net income was $30.4 million and $204,750, respectively. During 2007, the Fund acquired three community shopping centers from the Partnership for a sales price of $69.9 million, for which the Partnership received cash of $64.5 million on a net basis after excluding RCLP’s ownership interest, and recognized a gain of $24.2 million.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

4.	Investments in Real Estate Partnerships (continued)

Our investments in real estate partnerships as of September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$53,879	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,194	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	220,406	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	831	1,140
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	29,572	—
Columbia Regency Retail Partners (Columbia)	20.00%	35,762	36,096
Cameron Village LLC (Columbia)	30.00%	20,419	20,826
Columbia Regency Partners II (Columbia)	20.00%	12,447	11,516
RegCal, LLC (RegCal)	25.00%	17,284	18,514
Regency Retail Partners (the Fund) (1)	20.00%	10,541	5,139
Other investments in real estate partnerships	50.00%	39,318	39,008

Total		$446,653	434,090

(1)	At December 31, 2006, RCLP’s ownership interest in the Fund was 26.8%.

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	September 30, 2007	December 31, 2006
Investment in real estate, net	$4,402,475	4,029,389
Acquired lease intangible assets, net	213,175	200,835
Other assets	143,578	135,451

Total assets	4,759,228	4,365,675

Notes payable	2,680,501	2,435,229
Acquired lease intangible liabilities, net	90,386	69,336
Other liabilities	76,787	70,295
Members’ capital	1,911,554	1,790,815

Total liabilities and equity	$4,759,228	4,365,675

Unconsolidated investments in real estate partnerships had notes payable of $2.7 billion and $2.4 billion as of September 30, 2007 and December 31, 2006, respectively and the Partnership’s proportionate share of these loans was $650.1 million and $610.8 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s liability does not extend beyond its ownership percentage of the joint venture.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

4.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$114,895	103,086	331,316	304,841

Operating expenses:
Depreciation and amortization	45,467	42,080	131,250	130,444
Operating and maintenance	15,356	14,023	46,386	41,783
General and administrative	1,974	1,659	7,723	5,719
Real estate taxes	13,495	11,733	38,739	35,734

Total operating expenses	76,292	69,495	224,098	213,680

Other expense (income):
Interest expense, net	34,513	31,965	100,106	93,666
Gain on sale of real estate	(2,642)	(1,906)	(10,555)	(6,806)
Other expense (income)	35	40	103	127

Total other expense (income)	31,906	30,099	89,654	86,987

Net income	$6,697	3,492	17,564	4,174

5.	Notes Receivable

The Partnership has notes receivable outstanding of $20.3 million and $20.0 million at September 30, 2007 and December 31, 2006, respectively. The notes bear interest ranging from 6.75% to 8.50% with maturity dates through November 2014.

6.	Acquired Lease Intangibles

The Partnership has acquired lease intangible assets of $18.5 million and $12.3 million at September 30, 2007 and December 31, 2006, respectively, of which $17.9 million and $11.7 million, respectively relates to in-place leases. The aggregate amortization expense recorded for these in-place leases was approximately $1.6 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. The aggregate amortization expense recorded for these in-place leases was approximately $3.1 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. The Partnership has above-market lease intangible assets of $584,307 recorded net of a reduction to minimum rent of $85,165 at September 30, 2007. The Partnership has acquired lease intangible liabilities of $11.0 million and $7.7 million as of September 30, 2007 and December 31, 2006, respectively, related to below-market rents recorded net of previously accreted minimum rent of $5.7 million and $4.3 million, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

7.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$211,346	186,897
Variable rate mortgage loans	33,541	68,662
Fixed rate unsecured loans	1,597,143	1,198,827

Total notes payable	1,842,030	1,454,386
Unsecured Line of Credit	110,000	121,000

Total	$1,952,030	1,575,386

On June 5, 2007, RCLP completed the sale of $400 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the unsecured line of credit (the “Line”).

In February 2007, RCLP entered into a new loan agreement under the Line with a commitment of $600 million and the right to expand the Line by an additional $150 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at the Partnership’s option and the interest rate was reduced to LIBOR plus .55%. Contractual interest rates were 6.238% at September 30, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .55% and .75%, respectively. The balance on the Line was $110.0 million at September 30, 2007.

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

Mortgage loans are secured by certain real estate properties and may be prepaid, but could be subject to a yield-maintenance premium or prepayment penalty. Mortgage loans are generally due in monthly installments of principal and interest and mature over various terms through 2018. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range from 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95%. The Partnership intends to repay mortgage loans at maturity from proceeds from the Line.

The fair value of the Partnership’s variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Partnership, the fair value of notes payable and the Line is approximately $2.0 billion at September 30, 2007.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

7.	Notes Payable and Unsecured Line of Credit (continued)

As of September 30, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,094	36,377	37,471
2008	4,259	19,620	23,879
2009	4,338	59,131	63,469
2010	4,210	177,231	181,441
2011 (includes the Line)	4,273	361,157	365,430
Beyond 5 Years	14,240	1,266,154	1,280,394
Unamortized debt discounts	—	(54)	(54)

Total	$32,414	1,919,616	1,952,030

8.	Derivative Financial Instruments

The Partnership uses derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, the Partnership may enter into interest rate hedging arrangements from time to time. None of the Partnership’s derivatives are designated as fair value hedges and the Partnership does not utilize derivative financial instruments for trading or speculative purposes.

On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $400 million fixed rate financing expected to occur in 2010 and 2011. The change in fair value of these swaps from inception generated a liability of $8.6 million at September 30, 2007, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheets.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps of approximately $65.6 million each with fixed rates of 5.029%, 5.05%, and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million. During 2003, the Partnership entered into two forward-starting interest rate swaps for a total of $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense recorded in 2007 related to the settlement of these swaps is $979,533 and the unamortized balance at September 30, 2007 is $9.4 million.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

8.	Derivative Financial Instruments (continued)

All of these swaps qualify for hedge accounting under Statement 133. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. Unrealized gains or losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

9.	Regency’s Stockholders’ Equity and Partners’ Capital

(a)	Preferred Units

At September 30, 2007 and December 31, 2006, the face value of the Series D Preferred Units was $50 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of September 30, 2007 are summarized as follows:

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

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the three series of Preferred stock outstanding as of September 30, 2007 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Liquidation Preference	Distribution Rate	Callable By Partnership
Series 3	300,000	3,000,000	$75,000,000	7.450%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.250%	08/31/09
Series 5	3,000,000	—	75,000,000	6.700%	08/02/10

	3,800,000	8,000,000	$275,000,000

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

(b)	Preferred Units of General Partner and Regency Preferred Stock (continued)

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

10.	Stock-Based Compensation

The Partnership recorded stock-based compensation expense as follows, the components of which are further described below (in thousands):

	For the three months September 30,		For the nine months September 30,
	2007	2006	2007	2006
Restricted stock	$4,675	4,179	13,525	12,537
Stock options	256	240	768	720
Directors’ fees paid in common stock	109	114	302	308

Total	$5,040	4,533	14,595	13,565

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). Compensation expense that is specifically identifiable to development activities is capitalized to the associated development project and is included above.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At September 30, 2007, there were approximately 1.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

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

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted during the following periods:

	September 30, 2007 (1)	June 30, 2007	March 31, 2007	December 31, 2006
Per share weighted average value of stock options	$—	8.78	8.78	8.35
Expected dividend yield	—	3.0%	3.1%	3.8%
Risk-free interest rate	—	4.7%	4.9%	4.9%
Expected volatility	—	19.8%	19.8%	20.0%
Expected life in years	—	2.7	2.7	2.1

(1)	There were no options granted during the three months ended September 30, 2007.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

10.	Stock-Based Compensation (continued)

The following table reports stock option activity during the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding—December 31, 2006	1,195,551	$48.90
Granted	17,122	88.78
Exercised	(465,704)	48.56			$19,914

Outstanding—March 31, 2007	746,969	$50.02
Granted	671	81.25
Exercised	(2,820)	45.96			$96

Outstanding—June 30, 2007	744,820	$50.07		$
Exercised	(10,411)	48.15			$294

Forfeited	(9,564)	51.36

Outstanding—September 30, 2007	724,845	$50.08	7.2		$19,334

Vested and expected to vest— September 30, 2007	710,349	$50.10	7.2		$18,932

Exercisable—September 30, 2007	332,311	$47.01	7.2		$9,882

As of September 30, 2007, there was $1.3 million of unrecognized compensation cost related to non-vested stock options granted under the Plan expected to be recognized through 2009. The Company issues new shares to fulfill option exercises from its authorized shares available.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

10.	Stock-Based Compensation (continued)

The following table presents information regarding unvested option activity during the nine months ended September 30, 2007:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	568,771	$5.90
Granted	17,793	8.78
Less: 2007 Vesting	194,030	6.00

Non-vested at September 30, 2007	392,534	$6.04

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

10.	Stock-Based Compensation (continued)

The following table reports restricted stock activity during the nine months ended September 30, 2007:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2006	779,060		$51.67
Shares Granted	223,958		$84.66
Less: Shares Vested and Distributed	368,235

Unvested at September 30, 2007	634,783	$48,720	$68.73

The total intrinsic value of restricted stock vested during the nine months ended September 30, 2007 was $29.7 million. As of September 30, 2007, there was $25.8 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the consolidated statement of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2011.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

11.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended September 30, 2007 and 2006, respectively (in thousands except per unit data):

	2007	2006
Numerator:
Income from continuing operations	$39,782	44,297
Discontinued operations	3,339	1,438

Net income	43,121	45,735
Less: Preferred unit distributions	5,850	5,850

Net income for common unit holders	37,271	39,885
Less: Dividends paid on unvested restricted stock	261	307

Net income for common units holders - basic	37,010	39,578
Add: Dividends paid on Treasury Method restricted stock	3	55

Net income for common unit holders – diluted	$37,013	39,633

Denominator:
Weighted average common units outstanding for basic EPU	69,688	69,063
Incremental units to be issued under common stock options using the Treasury method	185	326
Incremental units to be issued under unvested restricted stock using the Treasury method	4	92

Weighted average common units outstanding for diluted EPU	69,877	69,481

Income per common unit – basic
Income from continuing operations	$0.48	0.55
Discontinued operations	0.05	0.02

Net income for common unit holders per unit	$0.53	0.57

Income per common unit – diluted
Income from continuing operations	$0.48	0.55
Discontinued operations	0.05	0.02

Net income for common unit holders per unit	$0.53	0.57

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

11.	Earnings per Unit (continued)

The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended September 30, 2007 and 2006, respectively (in thousands except per unit data):

	2007	2006
Numerator:
Income from continuing operations	$128,794	118,539
Discontinued operations	23,441	38,552

Net income	152,235	157,091
Less: Preferred unit distributions	17,550	17,550

Net income for common unit holders	134,685	139,541
Less: Dividends paid on unvested restricted stock	782	922

Net income for common units holders - basic	133,903	138,619
Add: Dividends paid on Treasury Method restricted stock	86	152

Net income for common unit holders – diluted	$133,989	138,771

Denominator:
Weighted average common units outstanding for basic EPU	69,507	68,875
Incremental units to be issued under common stock options using the Treasury method	239	309
Incremental units to be issued under unvested restricted stock using the Treasury method	43	85

Weighted average common units outstanding for diluted EPU	69,789	69,269

Income per common unit – basic
Income from continuing operations	$1.59	1.45
Discontinued operations	0.34	0.56

Net income for common unit holders per unit	$1.93	2.01

Income per common unit – diluted
Income from continuing operations	$1.58	1.44
Discontinued operations	0.34	0.56

Net income for common unit holders per unit	$1.92	2.00

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2007

12.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations, or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $4.0 million, all of which has been accrued. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, the size of our development program, earnings per unit, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) and Regency Centers, L. P. (“RCLP” or the “Partnership”) operates, and managements’ beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the joint ventures through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within.

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

At September 30, 2007, we directly owned 228 shopping centers (the “Consolidated Properties”) located in 23 states representing 25.5 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $3.9 billion before depreciation. Through joint ventures, we own partial interests in 219 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.6 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $446.7 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through joint ventures. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide full property management, asset management, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 447 shopping centers located in 29 states and the District of Columbia and contains 51.0 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to market-leading grocers, major retail anchors, specialty side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these potential tenants. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering daily necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

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

We intend to maintain a conservative capital structure to fund our growth program, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our investment standards. We sell the operating properties that no longer measure up to our standards. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to joint ventures or other third parties upon completion. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

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

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance. The portfolio information below is presented (a) on a Combined Basis, (b) for Consolidated Properties and (c) for Unconsolidated Properties, the definitions of which are provided above:

	September 30, 2007	December 31, 2006
Number of Properties (a)	447	405
Number of Properties (b)	228	218
Number of Properties (c)	219	187

Properties in Development (a)	45	47
Properties in Development (b)	44	43
Properties in Development (c)	1	4

Gross Leasable Area (a)	51,046,666	47,187,462
Gross Leasable Area (b)	25,492,107	24,654,082
Gross Leasable Area (c)	25,554,559	22,533,380

Percent Leased (a)	91.8%	91.0%
Percent Leased (b)	88.1%	87.3%
Percent Leased (c)	95.5%	95.0%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through joint ventures.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis:

	September 30, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	71	9,394,868	18.4%	90.2%	71	9,521,497	20.2%	88.6%
Florida	59	6,260,763	12.3%	94.5%	55	6,175,929	13.1%	93.1%
Texas	37	4,437,523	8.7%	88.7%	39	4,779,440	10.1%	86.1%
Virginia	34	4,151,800	8.1%	93.4%	33	3,884,864	8.2%	94.1%
Illinois	24	2,901,849	5.7%	96.1%	16	2,256,682	4.8%	95.8%
Georgia	32	2,736,759	5.4%	92.3%	32	2,735,441	5.8%	92.6%
Colorado	21	2,333,513	4.6%	92.8%	21	2,345,224	5.0%	91.8%
Ohio	16	2,270,917	4.5%	86.7%	16	2,292,515	4.9%	85.3%
Missouri	23	2,262,346	4.5%	98.1%	—	—	—	—
North Carolina	15	2,122,823	4.2%	92.9%	16	2,193,420	4.6%	92.4%
Maryland	18	2,058,337	4.0%	95.6%	18	2,058,329	4.4%	94.6%
Pennsylvania	13	1,648,536	3.2%	93.6%	13	1,649,570	3.5%	90.1%
Washington	13	1,332,544	2.6%	98.4%	11	1,172,684	2.5%	94.5%
Oregon	11	1,089,386	2.1%	95.4%	10	1,011,678	2.1%	91.5%
Nevada	3	783,535	1.5%	39.7%	1	119,313	0.3%	87.4%
Delaware	5	654,779	1.3%	90.6%	5	654,687	1.4%	91.3%
South Carolina	10	616,148	1.2%	92.4%	9	536,847	1.1%	97.5%
Tennessee	8	576,614	1.1%	95.7%	7	488,050	1.0%	94.4%
Massachusetts	3	567,265	1.1%	85.8%	3	568,099	1.2%	83.7%
Arizona	4	496,073	1.0%	98.7%	4	496,087	1.1%	99.3%
Minnesota	3	483,938	0.9%	96.3%	3	483,938	1.0%	96.5%
Kentucky	3	325,792	0.6%	88.1%	2	302,670	0.6%	95.0%
Michigan	4	303,457	0.6%	90.4%	4	303,412	0.6%	87.6%
Indiana	6	273,254	0.5%	81.9%	5	193,370	0.4%	70.9%
Wisconsin	2	269,128	0.5%	97.7%	2	269,128	0.6%	97.3%
Alabama	2	193,558	0.4%	83.5%	2	193,558	0.4%	82.2%
Connecticut	1	179,860	0.4%	100.0%	1	179,730	0.4%	100.0%
New Jersey	2	156,482	0.3%	97.8%	2	156,482	0.3%	97.8%
New Hampshire	2	125,173	0.2%	80.6%	2	125,173	0.3%	74.8%
Dist. of Columbia	2	39,646	0.1%	79.4%	2	39,645	0.1%	89.4%

Total	447	51,046,666	100.0%	91.8%	405	47,187,462	100.0%	91.0%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Consolidated Properties:

	September 30, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,553,646	21.8%	87.1%	46	5,861,515	23.8%	84.9%
Florida	40	4,193,302	16.4%	94.8%	34	4,054,604	16.4%	93.6%
Texas	29	3,405,273	13.4%	86.3%	30	3,629,118	14.7%	82.5%
Ohio	14	2,015,736	7.9%	85.2%	14	2,037,134	8.3%	83.6%
Virginia	11	1,416,821	5.6%	88.2%	9	1,018,531	4.1%	89.1%
Georgia	16	1,409,725	5.5%	90.2%	16	1,408,407	5.7%	89.7%
Colorado	13	1,158,491	4.6%	90.5%	13	1,158,670	4.7%	89.0%
North Carolina	9	947,413	3.7%	94.9%	9	947,413	3.8%	95.3%
Oregon	8	734,716	2.9%	95.2%	7	657,008	2.7%	88.8%
Nevada	2	684,471	2.7%	31.2%	1	119,313	0.5%	87.4%
Washington	7	663,577	2.6%	98.7%	6	555,666	2.3%	90.3%
Pennsylvania	4	586,308	2.3%	92.8%	4	587,592	2.4%	78.1%
Tennessee	7	490,549	1.9%	95.1%	7	488,050	2.0%	94.4%
Illinois	3	414,996	1.6%	93.4%	3	415,011	1.7%	93.6%
Arizona	3	388,440	1.5%	98.9%	3	388,440	1.6%	99.1%
Massachusetts	2	381,986	1.5%	79.2%	2	382,820	1.5%	76.1%
Michigan	4	303,457	1.2%	90.4%	4	303,412	1.2%	87.6%
Delaware	2	240,418	0.9%	98.7%	2	240,418	1.0%	98.7%
South Carolina	3	170,662	0.7%	78.3%	2	91,361	0.4%	94.7%
Maryland	1	129,340	0.5%	77.3%	1	129,940	0.5%	67.0%
New Hampshire	2	125,173	0.5%	80.6%	2	125,173	0.5%	74.8%
Indiana	3	54,485	0.2%	39.3%	3	54,486	0.2%	23.5%
Kentucky	1	23,122	0.1%	0.0%	—	—	—	—

Total	228	25,492,107	100.0%	88.1%	218	24,654,082	100.0%	87.3%

The Consolidated Properties are encumbered by mortgage loans of $244.9 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for the Unconsolidated Properties owned in joint ventures:

	September 30, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	27	3,841,222	15.0%	94.8%	25	3,659,982	16.2%	94.5%
Virginia	23	2,734,979	10.7%	96.0%	24	2,866,333	12.7%	95.8%
Illinois	21	2,486,853	9.7%	96.6%	13	1,841,671	8.2%	96.3%
Missouri	23	2,262,346	8.9%	98.1%	—	—	—	—
Florida	19	2,067,461	8.1%	94.1%	21	2,121,325	9.4%	92.1%
Maryland	17	1,928,997	7.5%	96.8%	17	1,928,389	8.6%	96.4%
Georgia	16	1,327,034	5.2%	94.6%	16	1,327,034	5.9%	95.7%
North Carolina	6	1,175,410	4.6%	91.3%	7	1,246,007	5.5%	90.1%
Colorado	8	1,175,022	4.6%	95.1%	8	1,186,554	5.3%	94.5%
Pennsylvania	9	1,062,228	4.2%	94.1%	9	1,061,978	4.7%	96.8%
Texas	8	1,032,250	4.0%	96.6%	9	1,150,322	5.1%	97.4%
Washington	6	668,967	2.6%	98.1%	5	617,018	2.7%	98.3%
Minnesota	3	483,938	1.9%	96.3%	3	483,938	2.2%	96.5%
South Carolina	7	445,486	1.7%	97.9%	7	445,486	2.0%	98.0%
Delaware	3	414,361	1.6%	85.9%	3	414,269	1.8%	87.0%
Oregon	3	354,670	1.4%	95.9%	3	354,670	1.6%	96.5%
Kentucky	2	302,670	1.2%	94.8%	2	302,670	1.3%	95.0%
Wisconsin	2	269,128	1.1%	97.7%	2	269,128	1.2%	97.3%
Ohio	2	255,181	1.0%	98.5%	2	255,381	1.1%	99.0%
Indiana	3	218,769	0.9%	92.6%	2	138,884	0.6%	89.5%
Alabama	2	193,558	0.8%	83.5%	2	193,558	0.9%	82.2%
Massachusetts	1	185,279	0.7%	99.4%	1	185,279	0.8%	99.4%
Connecticut	1	179,860	0.7%	100.0%	1	179,730	0.8%	100.0%
New Jersey	2	156,482	0.6%	97.8%	2	156,482	0.7%	97.8%
Arizona	1	107,633	0.4%	98.1%	1	107,647	0.5%	100.0%
Nevada	1	99,064	0.4%	98.9%	—	—	—	—
Tennessee	1	86,065	0.3%	98.8%	—	—	—	—
Dist. of Columbia	2	39,646	0.2%	79.4%	2	39,645	0.2%	89.4%

Total	219	25,554,559	100.0%	95.5%	187	22,533,380	100.0%	95.0%

The Unconsolidated Properties are encumbered by mortgage loans of $2.6 billion.

The following summarizes the four largest grocery tenants occupying our shopping centers at September 30, 2007:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	8.9%	5.9%
Publix	71	6.7%	4.3%
Safeway	66	5.3%	3.6%
Super Valu	35	3.4%	2.7%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the choice to cancel any or all of their leases and close related stores, or to continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties especially in light of the current decline in the housing market and reductions in credit availability for consumers. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At September 30, 2007, we had leases with 131 video rental stores representing $9.5 million of annual rental income to the Consolidated Properties and our pro-rata share of the Unconsolidated Properties.

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. Movie Gallery has closed four stores and has served notice of two additional store closings. The annual base rent on a pro rata basis associated with these six stores is approximately $326,000 or .07% of annual base rental revenues on a pro rata basis. Subsequent to these closings, we expect that Movie Gallery will continue to operate 27 stores with annual base rent of approximately $1.9 million or .42% of annual base rental revenues on a pro-rata basis.

We are not aware at this time of the current or pending bankruptcy of any other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 6% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

Liquidity and Capital Resources

We expect that cash generated from operating activities combined with gains on the sale of development properties will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and dividends to unit holders. Net cash provided by operating activities was $176.6 million and $163.2 million, and gains from the sale of real estate were $56.6 million and $74.7 million, for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, we incurred capital expenditures to improve our shopping centers of $10.2 million and $8.3 million, we paid scheduled principal payments of $3.3 million and $3.3 million to our lenders on mortgage loans, and we paid distributions to our unit holders of $147.5 million and $132.9 million, respectively. In 2007, Regency increased its annual dividends rate by 10.9%.

We intend to continue to grow our portfolio by investing in shopping centers through ground up development of new centers or acquisition of existing centers. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. We expect to meet our long-term capital investment requirements for development and acquisitions, as well as, the redemption of preferred stock at our election and the repayment of maturing debt from: (i) residual cash generated from operating activities after the payments described above, (ii) proceeds from the sale of real estate, (iii) joint venturing of real estate, (iv) refinancing of debt, and (v) equity raised in the capital markets.

The following table summarizes net cash flows related to operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ending September 30,
	2007	2006
Net cash provided by operating activities	$176,622	163,198
Net cash used in investing activities	(356,764)	(6,270)
Net cash provided by (used in) financing activities	179,667	(161,026)

Net decrease in cash and equivalents	$(475)	(4,098)

At September 30, 2007, we had an unlimited amount under our shelf registration for equity securities based on the Securities and Exchange Commission (“SEC”) rules and RCLP had $200 million available for debt under its shelf registration. We believe that our ability to access the capital markets as a source of funds to meet capital requirements is good.

At September 30, 2007 we had 45 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.0 billion after projected sales of adjacent land and out-parcels. This compares to 47 properties that were under construction at the end of 2006 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on our investment on our current development projects in a range of 8.25% to 8.75% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily the result of higher costs associated with the acquisition of land and construction. We believe that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of projected land sales are estimated to be $458.8 million and will likely be expended through 2010. The costs to complete these developments will be funded from our $600 million line of credit, which had $490 million of available funding at September 30, 2007, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

During 2007, we acquired five shopping centers for a purchase price of $106.0 million, which included the assumption of $42.3 million in debt, net of a $1.2 million discount. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $9.3 million and $4.7 million, respectively were recorded for these acquisitions. The acquisitions were accounted for as a purchase business combination and the results of their operations are included in the consolidated financial statements from the date of acquisition.

Investments in Unconsolidated Real Estate Partnerships (Joint Ventures)

At September 30, 2007, we had investments in unconsolidated real estate partnerships of $446.7 million. The following is a summary of unconsolidated combined assets and liabilities of these joint ventures and our pro-rata share (see note below) at September 30, 2007 and December 31, 2006 (dollars in thousands):

	2007	2006
Number of Joint Ventures	19	18
RCLP’s Ownership	16%-50%	20%-50%
Number of Properties	219	187

Combined Assets	$4,759,228	$4,365,675
Combined Liabilities	2,847,674	2,574,860
Combined Equity	1,911,554	1,790,815

RCLP’s Share of (1) :
Assets	$1,161,051	$1,106,803
Liabilities	689,390	646,346

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

We account for all investments in real estate partnerships in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of joint ventures where we invest with three co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment and financing services. During the three months ended September 30, 2007 and 2006, we received fees from these joint ventures of $10.7 million and $5.2 million, respectively. During the nine months ended September 30, 2007 and 2006, we received fees from these joint ventures of $24.4 million and $24.2 million, respectively. Our investments in real estate partnerships as of September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$53,879	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,194	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	220,406	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	831	1,140
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	29,572	—
Columbia Regency Retail Partners (Columbia)	20.00%	35,762	36,096
Cameron Village LLC (Columbia)	30.00%	20,419	20,826
Columbia Regency Partners II (Columbia)	20.00%	12,447	11,516
RegCal, LLC (RegCal)	25.00%	17,284	18,514
Regency Retail Partners (the Fund) (1)	20.00%	10,541	5,139
Other investments in real estate partnerships	50.00%	39,318	39,008

Total		$446,653	434,090

(1)	At December 31, 2006, our ownership interest in Regency Retail Partners was 26.8%.

We co-invest with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of September 30, 2007, Columbia owned 21 shopping centers, had total assets of $570.8 million, and net income of $9.7 million for the nine months ended. Our share of Columbia’s total assets and net income was $126.6 million and $1.9 million, respectively which represents 3.1% of our total assets and 1.5% of our net income available for common unit holders. During 2007, Columbia acquired one shopping center from an unrelated party for a purchase price of $12.0 million, net of $8.1 million of assumed debt and we contributed $2.4 million for our pro-rata share of the purchase price.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2007, RegCal owned eight shopping centers, had total assets of $167.7 million, and had net income of $2.4 million for the nine months ended. Our share of RegCal’s total assets and net income was $41.9 million and $547,808, respectively which represents 1.0% of our total assets and less than 1% of our net income available for common unit holders, respectively. During 2007, CalSTRS sold one shopping center to an unrelated party for $13.2 million for a gain of $1.4 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five joint ventures, two in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”).

As of September 30, 2007, MCWR I owned 50 shopping centers, had total assets of $702.3 million, and net income of $15.6 million for the nine months ended. Our share of MCWR I’s total assets and net income was $175.7 million and $5.5 million, respectively. During 2007, MCWR I sold one shopping center for $33.4 million to an unrelated party for a gain of $7.9 million, and acquired one shopping center from an unrelated party for a purchase price of $23.0 million which included the assumption of $10.8 million of debt and we contributed $5.8 million for our pro-rata share of the purchase price.

As of September 30, 2007, MCWR II owned 96 shopping centers, had total assets of $2.6 billion and a net loss of $11.5 million for the nine months ended. Our share of MCWR II’s total assets and net loss was $655.1 million and $2.8 million, respectively. As a result of the significant amount of depreciation and amortization expense being recorded by MCWR II in connection with the acquisition of the First Washington Portfolio in 2005, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. We have the ability to receive additional acquisition fees of approximately $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date of the First Washington Portfolio that are subject to achieving cumulative targeted income levels through 2008. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us. During 2007, MCWR II sold one shopping center to an unrelated party for $13.5 million for a gain of $566,490.

On August 10, 2007, MCWR-DESCO closed on the acquisition of 32 retail centers for a purchase price of approximately $396.2 million including debt of approximately $209.5 million. We contributed $29.7 million to the venture for our pro-rata share of the purchase price for our 16.35% equity ownership. The acquisition was accounted for as a purchase business combination by MCWR-DESCO. As of September 30, 2007, MCWR-DESCO had total assets of $421.1 million and a net loss of $1.6 million since inception primarily related to depreciation and amortization expense. Our share of the venture’s total assets and net loss was $68.9 million and $230,555, respectively.

Our investment in the five joint ventures with MCW totals $311.0 million and represents 7.6% of our total assets at September 30, 2007. Our pro-rata share of the assets and net income of these ventures was $899.7 million and $2.5 million, respectively, which represents 22.0% and 1.8% of our total assets and net income available for common unit holders, respectively.

In December, 2006, we formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund with an ownership interest of 26.8%. During the first quarter of 2007, we reduced our ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund will have the exclusive right to acquire all future RCLP-developed large format community centers, upon stabilization, that meet the Fund’s investment criteria. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA. As of September 30, 2007, the Fund owned five shopping centers, had total assets of $152.5 million and net income of $690,976 for the nine months ended. Our share of the Fund’s total assets and net income was $30.4 million and $204,750, respectively. Our share of the Fund represents less than 1% of our total assets and net income available for common unit holders. The Fund acquired three community shopping centers from us for a sales price of $69.9 million, or $64.5 million on a net basis after excluding our ownership interest, and we recognized a gain of $24.2 million.

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

Notes Payable

Outstanding debt at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$211,346	186,897
Variable rate mortgage loans	33,541	68,662
Fixed rate unsecured loans	1,597,143	1,198,827

Total notes payable	1,842,030	1,454,386
Unsecured Line of Credit	110,000	121,000

Total	$1,952,030	1,575,386

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018. We intend to repay mortgage loans at maturity from proceeds from the Line. Variable interest rates on mortgage loans are currently based on LIBOR, plus a spread in a range of 90 to 130 basis points. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.38%.

On June 5, 2007, RCLP completed the sale of $400 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the unsecured line of credit (the “Line”).

In February, 2007, we entered into a new loan agreement under the Line which increased the commitment to $600 million with the right to increase the facility size an additional $150 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at our option and the interest rate was reduced to LIBOR plus .55%. Contractual interest rates were 6.238% at September 30, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .55% and .75%, respectively. At September 30, 2007, the balance on the Line was $110 million.

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

As of September 30, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
Current year	$1,094	36,377	37,471
2008	4,259	19,620	23,879
2009	4,338	59,131	63,469
2010	4,210	177,231	181,441
2011 (includes the Line)	4,273	361,157	365,430
Beyond 5 Years	14,240	1,266,154	1,280,394
Unamortized debt discounts, net	—	(54)	(54)

Total	$32,414	1,919,616	1,952,030

Our investments in real estate partnerships had notes and mortgage loans payable of $2.7 billion at September 30, 2007, which mature through 2028. Our pro-rata share of these loans was $650.1 million, of which 94.4% had average fixed interest rates of 5.3% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 100 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership percentage of the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we may enter into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We engage outside experts who evaluate and make recommendations about hedging strategies when appropriate. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. We designated these swaps as cash flow hedges to fix the rate on $400 million of new financing expected to occur in 2010 and 2011, and these proceeds will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $8.6 million at September 30, 2007, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of changes in partners’ capital and comprehensive income (loss).

At September 30, 2007, 92.7% of our total debt had fixed interest rates, compared with 88.0% at December 31, 2006. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 7.3% of our total debt. Based upon the variable interest-rate debt outstanding at September 30, 2007, if variable interest rates were to increase by 1%, our annual interest expense would increase by $1.4 million.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At September 30, 2007 and December 31, 2006, only the Series D Preferred Units were outstanding with a face value of $50 million and a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Units of General Partner and Regency Preferred Stock

As of September 30, 2007 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying 3 million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying 5 million depositary shares. In 2005, we issued 3 million shares, or $75 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election beginning five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

Common Stock

On April 5, 2005, we entered into an agreement to sell 4,312,500 shares of common stock to an affiliate of Citigroup Global Markets Inc. (“Citigroup”) at $46.60 per share, in connection with a forward sale agreement (the “Forward Sale Agreement”). On August 1, 2005, we issued 3,782,500 shares to Citigroup for net proceeds of approximately $175.5 million and on September 7, 2005, the remaining 530,000 shares were issued for net proceeds of $24.4 million. The proceeds from the sales were used to reduce the Line and redeem the Series E and F Preferred Units.

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

Revenue Recognition and Tenant Receivables - Tenant receivables represent revenues recognized in our financial statements, and include base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes. We analyze tenant receivables, historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. In addition, we analyze the accounts of tenants in bankruptcy, and we estimate the recovery of pre-petition and post-petition claims. Our reported net income is directly affected by our estimate of the recoverability of tenant receivables.

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

Capitalization of Costs - We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we determine that the development of a specific project undergoing due diligence was no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We generally cease interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. We have a large staff of employees who support the due diligence, land acquisition, construction, leasing, and financial analysis (the “Investment Group”) of our development program. All direct internal costs related to these development activities are capitalized as part of each development project. During 2007 we capitalized $29 million of direct costs incurred by the Investment Group. If future accounting standards limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses and a reduction in net income.

Real Estate Acquisitions - Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets, liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets acquired and liabilities assumed. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

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

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Prior to sale, we evaluate the extent of involvement and significance of cash flows it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold in which the Company has significant continuing involvement or cash flows (most often joint ventures) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but for which we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of Statement 144, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

Investments in Real Estate Joint Ventures - In addition to owning real estate directly, we invest in real estate through our co-investment joint ventures. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the joint ventures in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the joint ventures in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the joint ventures. We account for all investments in which we do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” and do not require consolidation under EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” or American Institute of Certified Public Accountants’ (AICPA) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of The Fund, its advisory committee.

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

Recent Accounting Pronouncements

In February 2007, the FASB Issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is allowed. We do not believe that the adoption of Statement 159 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“Statement 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under FASB Statement No. 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our consolidated financial statements.

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

Results from Operations

Comparison of the three months ended September 30, 2007 to 2006:

Our revenues increased by $14.4 million, or 14% to $117.0 million as of September 30, 2007 as compared to the three month period in 2006 summarized in the following table (in thousands):

	Three months ending September 30,
	2007	2006	Change
Minimum rent	$81,033	74,006	7,027
Percentage rent	889	976	(87)
Recoveries from tenants	24,269	22,308	1,961
Management, acquisition and other fees	10,789	5,327	5,462

Total revenues	$116,980	102,617	14,363

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from acquisitions and recently completed developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, acquisition and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	Three months ending September 30,
	2007	2006	Change
Property management fees	$3,563	2,395	1,168
Asset management fees	2,873	1,379	1,494
Commissions	123	91	32
Acquisition and financing fees	4,230	1,462	2,768

	$10,789	5,327	5,462

Property management fees increased for the three months ended September 30, 2007 as a result of managing the entire First Washington Portfolio for MCWR II as compared to managing approximately 50% of the portfolio for the same period in 2006 due to a contractual agreement. Asset management fees were higher in 2007 because we did not begin earning asset management fees until December 2006 from MCWR II due to a contractual agreement related to the First Washington acquisition, or from the Fund since it did not begin operating until December 2006. We received $3.2 million in acquisition fees from MCWR-DESCO related to the acquisition of 32 retail centers, which is included in acquisition and financing fees.

Our operating expenses increased by $9.5 million, or 18%, to $63.6 million for the three months ended September 30, 2007 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	Three months ending September 30,
	2007	2006	Change
Operating, maintenance and real estate taxes	$25,463	22,806	2,657
General and administrative	12,159	10,765	1,394
Depreciation and amortization	24,364	21,384	2,980
Other expenses, net	1,625	(825)	2,450

Total operating expenses	$63,611	54,130	9,481

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions and recently completed developments commencing operations in the current year, and to general price increases incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants as expense reimbursements and included in our revenues.

The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation in addition to increased staffing and recruiting costs to manage the growth in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to acquisitions and recently completed developments commencing operations in the current year.

Other expenses increased due to tax expense recorded for the three months ended September 30, 2007 as compared to a tax benefit recorded for the three months ended September 30, 2006.

The following table presents the change in interest expense for the three months ending September 30, 2007 and 2006:

	Three months ending September 30,
	2007	2006	Change
Interest on the Line	$1,326	2,218	(892)
Interest on notes payable	30,440	25,293	5,147
Capitalized interest	(10,411)	(6,526)	(3,885)
Interest income	(840)	(819)	(21)

	$20,515	20,166	349

Interest expense on notes payable increased due to higher outstanding balances associated with the acquisitions purchased in 2007 and the $400 million ten-year unsecured notes issued in June 2007. The increase in development activity resulted in an increase in capitalized interest.

Our equity in income of real estate partnerships (joint ventures) increased $1.1 million to $1.7 million as follows (in thousands):

	Three months ending September 30,
	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	$729	979	(250)
Macquarie CountryWide Direct (MCWR I)	154	164	(10)
Macquarie CountryWide-Regency II (MCWR II)	(306)	(1,614)	1,308
Macquarie CountryWide-Regency III (MCWR II)	29	4	25
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	(231)	—	(231)
Columbia Regency Retail Partners (Columbia)	632	551	81
Cameron Village LLC (Columbia)	(7)	(8)	1
Columbia Regency Partners II (Columbia)	174	27	147
RegCal, LLC (RegCal)	312	107	205
Regency Retail Partners (the Fund) (1)	(1)	—	(1)
Other investments in real estate partnerships	192	368	(176)

Total	$1,677	578	1,099

(1)	At December 31, 2006, our ownership interest in Regency Retail Partners was 26.8%.

The increase in our equity in income (loss) of real estate partnerships is related to growth in rental income in the shopping centers owned by the joint ventures in addition to reductions in depreciation and amortization expense recorded in MCWR II associated with shopping centers sold during 2006.

Gains from the sale of real estate were $5.5 million in 2007 as compared to $15.4 million in 2006. The three months ended September 30, 2007 included $1.1 million in gains from the sale of six out-parcels for net proceeds of $15.8 million, $2.4 million in gains from the sale of one property in development to a joint venture for net proceeds of $6.9 million, and $1.9 million in gains from our share of a contractual earn out payment related to a property previously sold to a joint venture. The three months ended September 30, 2006 included $3.1 million in gains from the sale of four out-parcels for net proceeds of $13.5 million and $12.3 million in gains from the sale of four properties in development to a joint venture for net proceeds of $58.4 million. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures and we have continuing involvement through our equity investment.

Income from discontinued operations was $3.3 million for the three months ended September 30, 2007 related to one operating property sold to an unrelated party for net proceeds of $14.9 million. Income from discontinued operations was $1.4 million for the three months ended September 30, 2006 related to one operating property sold to an unrelated party for net proceeds of $10.0 million and to the operations of shopping centers sold or classified as held-for-sale in 2007 and 2006. In compliance with Statement 144, if we sell an asset in the current year, we are required to re-present its operations into discontinued operations for all prior periods. This practice results in a re-presentation of amounts previously reported as continuing operations into discontinued operations.

Net income for common unit holders for the three months ended decreased $2.6 million to $37.3 million in 2007 as compared with $39.9 million in 2006 primarily related to lower gains recognized from the sale of real estate as described above. Diluted earnings per unit was $0.53 in 2007 as compared to $0.57 in 2006 or 7% lower.

Results from Operations

Comparison of the nine months ended September 30, 2007 to 2006:

Our revenues increased by $24.4 million, or 8% to $332.2 million as of September 30, 2007 as compared to the nine month period in 2006 summarized in the following table (in thousands):

	Nine months ending September 30,
	2007	2006	Change
Minimum rent	$236,206	218,961	17,245
Percentage rent	1,965	1,902	63
Recoveries from tenants	69,324	62,216	7,108
Management, acquisition and other fees	24,667	24,728	(61)

Total revenues	$332,162	307,807	24,355

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from acquisitions and recently completed developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, acquisition and financing services that we provide to our joint ventures and third parties summarized as follows (in thousands):

	Nine months ending September 30,
	2007	2006	Change
Property management fees	$10,272	7,727	2,545
Asset management fees	8,119	4,144	3,975
Commissions	262	432	(170)
Acquisition and financing fees	6,014	12,425	(6,411)

	$24,667	24,728	(61)

Property management fees increased for the nine months ending September 30, 2007 as a result of managing the entire First Washington Portfolio for MCWR II as compared to managing approximately 50% of the portfolio for the same period in 2006. Asset management fees were higher in 2007 because we did not begin earning asset management fees until December 2006 from MCWR II due to a contractual agreement or from the Fund since it did not begin operating until December 2006. Acquisition and financing fees earned in 2007 include a $3.2 million acquisition fee from MCWR-DESCO related to the acquisition of 32 retail centers described above. Acquisition and financing fees earned in 2006 include the recognition of a deferred portion of the acquisition fee from MCWR II related to the First Washington acquisition completed in 2005.

Our operating expenses increased by $16.3 million, or 10%, to $183.2 million as of September 30, 2007 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	Nine months ending September 30,
	2007	2006	Change
Operating, maintenance and real estate taxes	$74,715	67,526	7,189
General and administrative	37,363	32,398	4,965
Depreciation and amortization	67,803	62,406	5,397
Other expenses, net	3,346	4,565	(1,219)

Total operating expenses	$183,227	166,895	16,332

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions and recently completed developments commencing operations in the current year, and to general price increases incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants as expense reimbursements and included in our revenues.

The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation in addition to increased staffing and recruiting costs to manage the growth in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to acquisitions and recently completed developments commencing operations in the current year.

The reduction in other expenses is a result of recording a tax benefit of $712,680 for the nine months ended September 30, 2007 as compared to tax expense of $1.6 million for the same period in 2006 for Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary. RRG is subject to federal and state income taxes and files separate tax returns.

The following table presents the change in interest expense for the nine months ending September 30, 2007 and 2006:

	Nine months ending September 30,
	2007	2006	Change
Interest on the Line	$7,642	5,054	2,588
Interest on notes payable	81,013	74,488	6,525
Capitalized interest	(26,070)	(16,931)	(9,139)
Interest income	(2,370)	(3,347)	977

	$60,215	59,264	951

Interest expense on the Line and notes payable increased due to higher outstanding balances on the Line during the year associated with an increase in properties in development, the acquisitions purchased in 2007, and the $400 million ten-year unsecured notes issued in June 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of real estate partnerships (joint ventures) increased $5.3 million to $6.2 million as of September 30, 2007 as follows (in thousands):

	Nine months ending September 30,
	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	$5,210	3,711	1,499
Macquarie CountryWide Direct (MCWR I)	333	468	(135)
Macquarie CountryWide-Regency II (MCWR II)	(2,890)	(6,194)	3,304
Macquarie CountryWide-Regency III (MCWR II)	41	(3)	44
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	(231)	—	(231)
Columbia Regency Retail Partners (Columbia)	1,766	1,631	135
Cameron Village LLC (Columbia)	(30)	(59)	29
Columbia Regency Partners II (Columbia)	205	60	145
RegCal, LLC (RegCal)	548	364	184
Regency Retail Partners (the Fund) (1)	204	—	204
Other investments in real estate partnerships	1,089	1,017	72

Total	$6,245	995	5,250

(1)	At December 31, 2006, our ownership interest in the Fund was 26.8%.

The increase in our equity in income (loss) of real estate partnerships is related to growth in rental income in the shopping centers owned by the joint ventures in addition to reductions in depreciation and amortization expense recorded in MCWR II associated with shopping centers sold during 2006.

Gains from the sale of real estate were $34.6 million in 2007 as compared to $40.7 million in 2006. The nine months ended September 30, 2007 included $6.0 million in gains from the sale of 22 out-parcels for net proceeds of $50.2 million, $26.4 million from the sale of two properties in development to a joint venture for net proceeds of $64.5 million; and a $2.2 million gain related to the partial sale of our interest in the Fund as discussed previously. The nine months ended September 30, 2006 included $18.9 million in gains from the sale of 21 out-parcels for net proceeds of $48.1 million, $12.3 million from the sale of four properties in development to a joint venture for net proceeds of $58.4 million; as well as a $9.5 million gain related to the partial sale of our interest in MCWR II as previously discussed. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to joint ventures where we have continuing involvement through our equity investment.

Income from discontinued operations was $23.4 million for the nine months ended September 30, 2007 related to two operating properties and two development properties sold to unrelated parties for net proceeds of $96.4 million and the classification of one property to held-for-sale. Income from discontinued operations was $38.6 million for the nine months ended September 30, 2006 related to five operating properties and one development property sold to unrelated parties for net proceeds of $81.0 million and to the operations of shopping centers sold or classified as held-for-sale in 2007 and 2006. In compliance with Statement 144, if we sell an asset in the current year, we are required to re-present its operations into discontinued operations for all prior periods. This practice results in a re-presentation of amounts previously reported as continuing operations into discontinued operations.

Net income for common unit holders for the nine months ended decreased $4.9 million to $134.7 million in 2007 as compared with $139.5 million in 2006 primarily related to higher gains recognized from the sale of real estate in 2006 as described above. Diluted earnings per unit was $1.92 in 2007 as compared to $2.00 in 2006 or 4% lower.

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

Market Risk

We are exposed to two components of interest-rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 55 basis points. LIBOR rates charged on the Line change monthly. Based upon our current Line balance, a 1% increase in LIBOR would equate to an additional $1.1 million of interest costs per year. The spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Line would increase resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We do not enter into derivative or interest-rate transactions for speculative purposes. We have approximately $437 million of fixed rate debt maturing in 2010 and 2011, which includes $400 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. We designated these swaps as cash flow hedges to fix the future interest rates on the $400 million of financing expected to occur in 2010 and 2011.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of September 30, 2007, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2007	2008	2009	2010	2011	Thereafter	Total	Value
Fixed rate debt	$9,971	23,879	57,428	181,441	255,430	1,280,394	1,808,543	1,814,761
Average interest rate for all fixed rate debt	6.33%	6.43%	6.38%	6.15%	5.81%	5.81%

Variable rate LIBOR debt	$27,500	—	6,041	—	110,000	—	143,541	143,541

Average interest rate for all variable rate debt all variable rate debt	5.54%	—	5.48%	—	4.55%	—

As the table incorporates only those exposures that exist as of September 30, 2007, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Partnership’s management, including the Partnership’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Restated Articles of Incorporation of Regency filed as Exhibit 3.1 to Current Report on Form 8-K on August 28, 2007 and incorporated herein by reference.

31.1	Rule 13a-14 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

31.3	Rule 13a-14 Certification of Chief Operating Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

32.3	Section 1350 Certification of Chief Operating Officer

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2007	REGENCY CENTERS, L.P.
By: Regency Centers Corporation, General Partner

	By:	/s/ Bruce M. Johnson
Chief Financial Officer

By:	/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer