Form 10-K
period 2007-12-31
REGENCY CENTERS LP
filed 2008-02-29
CIK 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant and the number of shares of Registrant’s voting common stock outstanding is not applicable.

Documents Incorporated by Reference

Regency Centers Corporation is the general partner of Regency Centers, L.P. Portions of Regency Centers Corporation’s Proxy Statement in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, the size of our development program, earnings per unit, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of RCLP elsewhere within.

PART I

Item 1.	Business

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per unit and total unit holder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers, and restaurants located in areas with above average household incomes and population densities. All of the operating, investing and financing activities are performed through RCLP, its wholly owned subsidiaries, and through its investments in co-investment partnerships with third party investors. Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At December 31, 2007, we directly owned 232 shopping centers (the “Consolidated Properties”) located in 23 states representing 25.7 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.0 billion before depreciation. Through co-investment partnerships, we own partial interests in 219 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.4 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $432.9 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 451 shopping centers located in 29 states and the District of Columbia and contains 51.1 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to market-leading grocers, major retail anchors, specialty side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these tenants. We experience growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

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

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process generally requires three to four years from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, but can take longer depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

We intend to maintain a conservative capital structure to fund our growth programs, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our investment standards. We sell the operating properties that no longer measure up to our standards. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to co-investment partnerships or other third parties upon completion. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers also provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to co-investment partnerships reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy.

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

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 21 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2007, we had 568 employees and we believe that our relations with our employees are good.

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

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	55	Chairman and Chief Executive Officer	1993

Mary Lou Fiala	56	President and Chief Operating Officer	1999

Bruce M. Johnson	60	Managing Director and Chief Financial Officer	1993

Brian M. Smith	53	Managing Director and Chief Investment Officer	2005(1)

(1)	Mr. Smith was appointed Chief Investment Officer for the Company in September 2005. Mr. Smith was previously Managing Director – Investments – Pacific, Mid-Atlantic and Northeast since 1999.

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

General Information

The Company’s registrar and stock transfer agent is American Stock Transfer & Trust Company (“AST”), New York, New York. The Company offers a dividend reinvestment plan (“DRIP”) that enables its shareholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact AST’s Shareholder Services Group toll free at (866) 668-6550 or the Company’s Shareholder Relations Department.

The Company’s independent auditors are KPMG LLP, Independent Registered Public Accountants, Jacksonville, Florida. The Company’s General Counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

The Company’s annual meeting will be held at The River Club, One Independent Drive, 35th Floor, Jacksonville, Florida, at 11:00 a.m. on Tuesday, May 6, 2008.

Item 1A.	Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

Our revenues and cash flow could be adversely affected by poor market conditions where properties are geographically concentrated.

RCLP’s performance depends on the economic conditions in markets in which our properties are concentrated. During the year ended December 31, 2007, our properties in California, Florida and Texas accounted for 58.4% of our consolidated net operating income. Our revenues and cash available for distribution to stockholders could be adversely affected by this geographic concentration if market conditions in these areas, such as an oversupply of retail space or a reduction in the demand for shopping centers, become more competitive relative to other geographic areas.

Loss of revenues from major tenants could reduce distributions to stockholders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway that occupy more than one center. Distributions to stockholders could be adversely affected by the loss of revenues in the event a major tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire; or

•	renews at lower rental rates.

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

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space;

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains;

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	the adverse financial condition of some large retailing companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	increasing consumer purchases through catalogs or the Internet;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation and zoning laws; and

•	adverse government regulation.

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to recycle capital, and our cash available for distribution to stockholders.

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

We actively pursue development activities as opportunities arise. Development activities require various government and other approvals for entitlements which can significantly delay the development process. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•	the ability to lease up developments to full occupancy on a timely basis;

•

the risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable and available for contribution to our co-investment partnerships or sale to third parties.

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

If developments are unsuccessful, funding provided from contributions to co-investment partnerships and sales to third parties may be materially reduced and our cash flow available for distribution to stockholders will be reduced. Our earnings and cash flow available for distribution to stockholders also may be reduced if we experience a significant slowdown in our development activities.

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

We compete in the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. We seek to maximize rents per square foot by (1) establishing relationships with supermarket chains that are first or second in their markets or other category-leading anchors and (2) leasing non-anchor space in multiple centers to national or regional tenants. We compete to develop properties by applying our proprietary research methods to identify development and leasing opportunities and by pre-leasing a significant portion of a center before beginning construction.

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

Risk Factors Related to Our Co-investment Partnerships and Acquisition Structure

We do not have voting control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

We have invested as a co-venturer in the acquisition or development of properties. As of December 31, 2007, our investments in real estate partnerships represented 10.4% of our total assets. These investments involve risks not present in a wholly-owned project. We do not have voting control over the ventures. The co-venturer might (1) have interests or goals that are inconsistent with our interests or goals or (2) otherwise impede our objectives. The co-venturer also might become insolvent or bankrupt.

Our co-investment partnerships account for a significant portion of our revenues and net income in the form of management fees and are an important part of our growth strategy. The termination of our co-investment partnerships could adversely affect distributions to stockholders.

Our management fee income has increased significantly as our participation in co-investment partnerships has increased. If co-investment partnerships owning a significant number of properties were dissolved for any reason, we would lose the asset management and property management fees from these co-investment partnerships, which could adversely affect our ability to recycle capital and fund developments and acquisitions and the amount of cash available for distribution to stockholders.

In addition, termination of the co-investment partnerships without replacing them with new co-investment partnerships could adversely affect our growth strategy. Property sales to the co-investment partnerships provide us with an important source of funding for additional developments and acquisitions. Without this source of capital, our ability to recycle capital, fund developments and acquisitions and to increase distributions to stockholders could be adversely affected.

Our partnership structure may limit our flexibility to manage our assets.

Regency invests in retail shopping centers through Regency Centers, L.P., the operating partnership in which we currently own 99% of the outstanding common partnership units. From time to time, we acquire properties through our operating partnership in exchange for limited partnership interests. This acquisition structure may permit limited partners who contribute properties to us to defer some, if not all, of the income tax liability that they would incur if they sold the property for cash.

Properties contributed to our operating partnership may have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in the properties prior to contribution. As a result, our sale of these properties could cause adverse tax consequences to the limited partners who contributed them.

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

Risk Factors Related to Our Capital Recycling and Capital Structure

A reduction in the availability of capital, an increase in the cost of capital, and higher market capitalization rates could adversely impact Regency’s ability to recycle capital and fund developments and acquisitions, and could dilute earnings.

As part of our capital recycling program, we sell operating properties that no longer meet our investment standards. We also develop certain retail centers because of their attractive margins with the intent of selling them to co-investment partnerships or other third parties for a profit. These sale proceeds are used to fund the construction of new developments. An increase in market capitalization rates could cause a reduction in the value of centers identified for sale, which would have an adverse impact on our capital recycling program by reducing the amount of cash generated and profits realized. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which would have a dilutive impact on our earnings.

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

To qualify as a REIT, Regency must, among other things, distribute to its stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions or developments, with income from operations. We, therefore, will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. In addition, our line of credit imposes covenants that limit our flexibility in obtaining other financing, such as a prohibition on negative pledge agreements.

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

The annual dividend rate on Regency’s common stock as a percentage of its market price may influence the trading price of Regency’s stock. An increase in market interest rates may lead purchasers to demand a higher annual dividend rate, which could adversely affect the market price of Regency’s stock. A decrease in the market price of Regency’s common stock could reduce Regency’s ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing shareholders.

Risk Factors Related to Federal Income Tax Laws

If we fail to qualify as a REIT for federal income tax purposes, we would be subject to federal income tax at regular corporate rates.

We believe that Regency qualifies for taxation as a REIT for federal income tax purposes, and Regency plans to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the IRS or a court would agree with the positions we have taken in interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

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

Regency’s articles of incorporation authorize Regency’s board of directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock could have the effect of delaying or preventing a change in control even if a change in control were in Regency’s stockholders’ interest. The provisions of the Florida Business Corporation Act regarding control share acquisitions and affiliated transactions could also deter potential acquisitions by preventing the acquiring party from voting the common stock it acquires or consummating a merger or other extraordinary corporate transaction without the approval of Regency’s disinterested stockholders.

Item 1B.	Unresolved Staff Comments

The Partnership has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2007 that remain unresolved.

Item 2.	Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	73	9,615,484	18.8%	89.9%	71	9,521,497	20.2%	88.6%
Florida	60	6,137,127	12.0%	94.2%	55	6,175,929	13.1%	93.1%
Texas	38	4,524,621	8.9%	90.7%	39	4,779,440	10.1%	86.1%
Virginia	34	4,153,392	8.1%	93.8%	33	3,884,864	8.2%	94.1%
Illinois	24	2,901,849	5.7%	94.5%	16	2,256,682	4.8%	95.8%
Georgia	30	2,628,658	5.1%	94.0%	32	2,735,441	5.8%	92.6%
Colorado	22	2,424,813	4.8%	91.4%	21	2,345,224	5.0%	91.8%
Ohio	16	2,270,932	4.4%	86.7%	16	2,292,515	4.9%	85.3%
Missouri	23	2,265,472	4.4%	97.9%	—	—	—	—
North Carolina	16	2,180,033	4.3%	92.7%	16	2,193,420	4.6%	92.4%
Maryland	18	2,058,337	4.0%	95.0%	18	2,058,329	4.4%	94.6%
Pennsylvania	14	1,596,969	3.1%	87.4%	13	1,649,570	3.5%	90.1%
Washington	14	1,332,518	2.6%	98.5%	11	1,172,684	2.5%	94.5%
Oregon	11	1,088,697	2.1%	96.9%	10	1,011,678	2.1%	91.5%
Nevada	3	774,736	1.5%	43.7%	1	119,313	0.3%	87.4%
Delaware	5	654,779	1.3%	89.7%	5	654,687	1.4%	91.3%
Tennessee	8	576,614	1.1%	95.7%	7	488,050	1.0%	94.4%
Massachusetts	3	561,176	1.1%	86.2%	3	568,099	1.2%	83.7%
South Carolina	9	547,735	1.1%	92.5%	9	536,847	1.1%	97.5%
Arizona	4	496,073	1.0%	98.8%	4	496,087	1.1%	99.3%
Minnesota	3	483,938	1.0%	96.2%	3	483,938	1.0%	96.5%
Kentucky	3	325,792	0.6%	88.1%	2	302,670	0.6%	95.0%
Michigan	4	303,457	0.6%	89.6%	4	303,412	0.6%	87.6%
Indiana	6	273,256	0.5%	81.9%	5	193,370	0.4%	70.9%
Wisconsin	2	269,128	0.5%	97.7%	2	269,128	0.6%	97.3%
Alabama	2	193,558	0.4%	83.5%	2	193,558	0.4%	82.2%
Connecticut	1	179,860	0.4%	100.0%	1	179,730	0.4%	100.0%
New Jersey	2	156,482	0.3%	95.2%	2	156,482	0.3%	97.8%
New Hampshire	1	91,692	0.2%	74.8%	2	125,173	0.3%	74.8%
Dist. of Columbia	2	39,646	0.1%	79.4%	2	39,645	0.1%	89.4%

Total	451	51,106,824	100.0%	91.7%	405	47,187,462	100.0%	91.0%

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,656,656	22.0%	86.8%	46	5,861,515	23.8%	84.9%
Florida	42	4,376,530	17.0%	94.4%	34	4,054,604	16.4%	93.6%
Texas	29	3,404,741	13.2%	88.7%	30	3,629,118	14.7%	82.5%
Ohio	14	2,015,751	7.8%	85.5%	14	2,037,134	8.3%	83.6%
Georgia	16	1,409,725	5.5%	92.9%	16	1,408,407	5.7%	89.7%
Virginia	10	1,315,651	5.1%	89.0%	9	1,018,531	4.1%	89.1%
Colorado	14	1,277,505	5.0%	88.3%	13	1,158,670	4.7%	89.0%
North Carolina	10	1,023,768	4.0%	93.5%	9	947,413	3.8%	95.3%
Oregon	8	734,027	2.8%	97.4%	7	657,008	2.7%	88.8%
Nevada	2	675,672	2.6%	35.6%	1	119,313	0.5%	87.4%
Washington	8	614,837	2.4%	98.6%	6	555,666	2.3%	90.3%
Pennsylvania	5	534,741	2.1%	72.9%	4	587,592	2.4%	78.1%
Tennessee	7	490,549	1.9%	95.1%	7	488,050	2.0%	94.4%
Illinois	3	414,996	1.6%	92.2%	3	415,011	1.7%	93.6%
Arizona	3	388,440	1.5%	99.0%	3	388,440	1.6%	99.1%
Massachusetts	2	375,897	1.5%	79.4%	2	382,820	1.5%	76.1%
Michigan	4	303,457	1.2%	89.6%	4	303,412	1.2%	87.6%
Delaware	2	240,418	0.9%	99.6%	2	240,418	1.0%	98.7%
South Carolina	3	170,663	0.7%	79.1%	2	91,361	0.4%	94.7%
Maryland	1	129,340	0.5%	77.3%	1	129,940	0.5%	67.0%
New Hampshire	1	91,692	0.4%	74.8%	2	125,173	0.5%	74.8%
Indiana	3	54,487	0.2%	44.5%	3	54,486	0.2%	23.5%
Kentucky	1	23,122	0.1%	—	—	—	—	—

Total	232	25,722,665	100.0%	88.1%	218	24,654,082	100.0%	87.3%

The Consolidated Properties are encumbered by notes payable of $202.7 million.

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	December 31, 2007				December 31, 2006
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	29	3,958,828	15.6%	94.4%	25	3,659,982	16.2%	94.5%
Virginia	24	2,837,741	11.2%	96.0%	24	2,866,333	12.7%	95.8%
Illinois	21	2,486,853	9.8%	94.9%	13	1,841,671	8.2%	96.3%
Missouri	23	2,265,472	8.9%	97.9%	—	—	—	—
Maryland	17	1,928,997	7.6%	96.2%	17	1,928,389	8.6%	96.4%
Florida	18	1,760,597	6.9%	93.6%	21	2,121,325	9.4%	92.1%
Georgia	14	1,218,933	4.8%	95.3%	16	1,327,034	5.9%	95.7%
North Carolina	6	1,156,265	4.6%	92.0%	7	1,246,007	5.5%	90.1%
Colorado	8	1,147,308	4.5%	94.8%	8	1,186,554	5.3%	94.5%
Texas	9	1,119,880	4.4%	96.6%	9	1,150,322	5.1%	97.4%
Pennsylvania	9	1,062,228	4.2%	94.7%	9	1,061,978	4.7%	96.8%
Washington	6	717,681	2.8%	98.4%	5	617,018	2.7%	98.3%
Minnesota	3	483,938	1.9%	96.2%	3	483,938	2.2%	96.5%
Delaware	3	414,361	1.6%	83.9%	3	414,269	1.8%	87.0%
South Carolina	6	377,072	1.5%	98.5%	7	445,486	2.0%	98.0%
Oregon	3	354,670	1.4%	96.0%	3	354,670	1.6%	96.5%
Kentucky	2	302,670	1.2%	94.8%	2	302,670	1.3%	95.0%
Wisconsin	2	269,128	1.1%	97.7%	2	269,128	1.2%	97.3%
Ohio	2	255,181	1.0%	96.5%	2	255,381	1.1%	99.0%
Indiana	3	218,769	0.9%	91.2%	2	138,884	0.6%	89.5%
Alabama	2	193,558	0.8%	83.5%	2	193,558	0.9%	82.2%
Massachusetts	1	185,279	0.7%	100.0%	1	185,279	0.8%	99.4%
Connecticut	1	179,860	0.7%	100.0%	1	179,730	0.8%	100.0%
New Jersey	2	156,482	0.6%	95.2%	2	156,482	0.7%	97.8%
Arizona	1	107,633	0.4%	98.1%	1	107,647	0.5%	100.0%
Nevada	1	99,064	0.4%	98.9%	—	—	—	—
Tennessee	1	86,065	0.3%	98.8%	—	—	—	—
Dist. of Columbia	2	39,646	0.2%	79.4%	2	39,645	0.2%	89.4%

Total	219	25,384,159	100.0%	95.2%	187	22,533,380	100.0%	95.0%

The Unconsolidated Properties are encumbered by mortgage loans of $2.6 billion.

Item 2.	Properties (continued)

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus RCLP’s pro-rata share of Unconsolidated Properties as of December 31, 2007 based upon a percentage of total annualized base rent exceeding .5%.

Tenant	GLA	Percent to Company Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (a)
Kroger	2,815,024	8.9%	$26,580,497	5.89%	60	8
Publix	2,115,188	6.7%	19,353,278	4.29%	65	1
Safeway	1,672,156	5.3%	15,918,223	3.53%	59	6
Supervalu	1,004,004	3.2%	11,430,702	2.53%	33	2
Blockbuster Video	315,644	1.0%	6,727,361	1.49%	84	—
CVS	270,823	0.9%	4,703,665	1.04%	41	—
Whole Foods	144,754	0.5%	4,487,427	0.99%	5	—
TJX Companies	434,184	1.4%	4,444,445	0.98%	27	—
Harris Teeter	346,382	1.1%	4,004,525	0.89%	9	—
Walgreens	239,870	0.8%	3,981,447	0.88%	23	—
Ahold	248,795	0.8%	3,666,951	0.81%	11	—
Starbucks	103,140	0.3%	3,258,350	0.72%	95	—
Sears Holdings	433,809	1.4%	3,237,083	0.72%	16	1
Rite Aid	227,691	0.7%	3,191,160	0.71%	35	—
Washington Mutual Bank	92,010	0.3%	2,997,406	0.66%	39	—
Hallmark	165,085	0.5%	2,844,081	0.63%	61	—
Best Buy	137,564	0.4%	2,812,624	0.62%	7	—
PETCO	156,164	0.5%	2,710,930	0.60%	20	—
Schnucks	309,522	1.0%	2,695,784	0.60%	31	—
Ross Dress For Less	198,594	0.6%	2,637,377	0.58%	16	—
Bank of America	69,566	0.2%	2,630,181	0.58%	31	—
Kohl’s	315,680	1.0%	2,547,527	0.56%	4	—
Longs Drug	211,818	0.7%	2,516,809	0.56%	15	—
H.E.B.	210,413	0.7%	2,499,163	0.55%	4	—
Subway	90,621	0.3%	2,488,934	0.55%	116	—
L.A. Fitness Sports Club	138,188	0.4%	2,483,484	0.55%	4	—
The UPS Store	98,293	0.3%	2,358,410	0.52%	112	—
Staples	167,316	0.5%	2,339,828	0.52%	12	—
Stater Bros.	151,151	0.5%	2,300,289	0.51%	5	—

(a)	Stores owned by anchor tenant that are attached to our centers.

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

Item 2.	Properties (continued)

The following table sets forth a schedule of lease expirations for the next ten years, assuming no tenants renew their leases:

Lease Expiration Year	Expiring GLA (2)	Percent of Total Company GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Total Minimum Rent (3)
(1)	482,215	2.6%	$8,056,099	2.5%
2008	1,800,898	9.8%	34,557,885	10.5%
2009	2,581,489	14.0%	48,346,537	14.7%
2010	2,543,345	13.8%	47,601,932	14.5%
2011	2,845,531	15.4%	49,952,956	15.2%
2012	3,254,578	17.7%	58,570,659	17.8%
2013	1,269,126	6.9%	21,102,490	6.4%
2014	783,656	4.3%	11,394,840	3.5%
2015	741,434	4.0%	11,841,862	3.6%
2016	836,198	4.5%	14,072,697	4.3%
2017	1,280,552	7.0%	23,103,472	7.0%

10 Year Total	18,419,022	100.0%	328,601,429	100.0%

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

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA

Los Angeles/ Southern CA
4S Commons Town Center	2004	2004	240,118	98.8%	Ralphs	Metropolis Funiture, Griffin Ace Hardware, Sav-On Drugs, Cost Plus, Bed Bath & Beyond, LA Fitness
Amerige Heights Town Center (4)	2000	2000	96,679	98.5%	Albertsons	(Target)
Bear Creek Village Center (4)	2003	2004	75,220	97.6%	Stater Bros.	—
Brea Marketplace (4)	2005	1987	298,311	77.6%	—	24 Hour Fitness, Circuit City, Big 5 Sporting Goods, Toys “R” Us, Beverages & More, Childtime Childcare, Crown Books Liquidation Center
Campus Marketplace (4)	2000	2000	144,289	98.9%	Ralphs	Longs Drug, Discovery Isle Child Development Center
Costa Verde	1999	1988	178,623	94.2%	Bristol Farms	Bookstar, The Boxing Club
El Camino	1999	1995	135,728	100.0%	Von’s Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	90,679	98.0%	Von’s Food & Drug	Longs Drug
Falcon Ridge Town Center Phase I (4)	2003	2004	232,754	100.0%	Stater Bros.	(Target), Sports Authority, Ross Dress for Less, Linen’s-N-Things, Michaels, Pier 1 Imports
Falcon Ridge Town Center Phase II (4)	2005	2005	66,864	100.0%	—	24 Hour Fitness, Sav On
Five Points Shopping Center (4)	2005	1960	144,553	100.0%	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods
French Valley	2004	2004	99,019	93.6%	Stater Bros.	—
Friars Mission	1999	1989	146,898	99.2%	Ralphs	Longs Drug
Garden Village Shopping Center (4)	2000	2000	112,767	100.0%	Albertsons	Rite Aid
Gelson’s Westlake Market Plaza	2002	2002	84,975	100.0%	Gelson’s Markets	John of Italy Salon & Spa
Golden Hills Promenade (3)	2006	2006	290,888	60.0%	—	—
Granada Village (4)	2005	1965	224,649	76.3%	—	Rite Aid, TJ Maxx, Stein Mart
Hasley Canyon Village	2003	2003	65,801	100.0%	Ralphs	—
Heritage Plaza	1999	1981	231,582	99.8%	Ralphs	Sav-On Drugs, Hands On Bicycles, Inc., Total Woman, Irvine Ace Hardware
Highland Greenspot (3)	2007	2007	92,450	48.7%	—	—
Indio-Jackson (3)	2006	2006	355,469	30.3%	(WinCo)	24 Hour Fitness, PETCO
Jefferson Square (3)	2007	2007	102,832	13.6%	Fresh & Easy	—
Laguna Niguel Plaza (4)	2005	1985	41,943	93.9%	(Albertsons)	Sav-On Drugs
Morningside Plaza	1999	1996	91,222	95.5%	Stater Bros.	—
Navajo Shopping Center (4)	2005	1964	102,138	100.0%	Albertsons	Rite Aid, Kragen Auto Parts
Newland Center	1999	1985	149,140	100.0%	Albertsons	—
Oakbrook Plaza	1999	1982	83,279	98.3%	Albertsons	(Longs Drug)
Park Plaza Shopping Center (4)	2001	1991	194,396	97.7%	Henry’s Marketplace	Sav-On Drugs, PETCO, Ross Dress For Less, Office Depot
Plaza Hermosa	1999	1984	94,940	100.0%	Von’s Food & Drug	Sav-On Drugs
Point Loma Plaza (4)	2005	1987	212,774	95.6%	Von’s Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (4)	2005	1981	152,896	98.2%	Von’s Food & Drug	(Longs Drug), 24 Hour Fitness
Rio Vista Town Center (3)	2005	2005	72,619	68.7%	Stater Bros.	(CVS)
Rona Plaza	1999	1989	51,760	100.0%	Food 4 Less	—
Santa Ana Downtown	1999	1987	100,306	97.6%	Food 4 Less	Famsa, Inc.
Santa Maria Commons	2005	2005	113,514	100.0%	—	Kohl’s, Rite Aid
Seal Beach (4)	2002	1966	90,172	72.4%	Von’s Food & Drug	CVS
Shops of Santa Barbara	2003	2004	51,568	86.0%	—	Circuit City
Shops of Santa Barbara Phase II (3)	2004	2004	63,657	95.2%	Whole Foods	—
Twin Oaks Shopping Center (4)	2005	1978	98,399	100.0%	Ralphs	Rite Aid
Twin Peaks	1999	1988	198,140	99.2%	Albertsons	Target
Valencia Crossroads	2002	2003	172,856	100.0%	Whole Foods	Kohl’s

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)

Los Angeles/ Southern CA
Ventura Village	1999	1984	76,070	100.0%	Von’s Food & Drug	—
Vine at Castaic (3)	2005	2005	30,236	82.6%	—	—
Vista Village Phase I (4)	2002	2003	129,009	100.0%	—	Krikorian Theaters, Linen’s-N-Things, (Lowe’s)
Vista Village Phase II (4)	2002	2003	55,000	100.0%	Sprout’s Markets	(Staples)
Vista Village IV	2006	2006	11,000	88.2%	—	—
Westlake Village Plaza and Center	1999	1975	190,519	99.0%	Von’s Food & Drug	(Sav-On Drugs), Longs Drug, Total Woman
Westridge	2001	2003	92,287	98.9%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	100.0%	Gigante	—

San Francisco/Northern CA
Applegate Ranch Shopping Center (3)	2006	2006	179,131	28.4%	(Super Target)	—
Auburn Village (4)	2005	1990	133,944	100.0%	Bel Air Market	Goodwill Industries, (Longs Drug)
Bayhill Shopping Center (4)	2005	1990	121,846	100.0%	Mollie Stone’s Market	Longs Drug
Blossom Valley	1999	1990	93,316	98.9%	Safeway	Longs Drug
Clayton Valley	2003	2004	260,853	93.0%	—	Yardbirds Home Center, Longs Drugs, Dollar Tree
Clovis Commons	2004	2004	175,039	95.8%	(Super Target)	(Super Target), Petsmart, TJ Maxx, Office Depot, Best Buy
Corral Hollow (4)	2000	2000	167,184	98.6%	Safeway	Longs Drug, Sears Orchard Supply & Hardware
Diablo Plaza	1999	1982	63,265	100.0%	(Safeway)	(Longs Drug), Jo-Ann Fabrics
El Cerrito Plaza (4)	2000	2000	256,035	86.5%	(Lucky’s), Trader Joe’s	(Longs Drug), Bed, Bath & Beyond, Barnes & Noble, Copelands Sports, PETCO, Ross Dress For Less
Encina Grande	1999	1965	102,499	92.9%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	98.2%	Safeway	—
Loehmanns Plaza California	1999	1983	113,310	98.0%	(Safeway)	Longs Drug, Loehmann’s
Mariposa Shopping Center (4)	2005	1957	126,658	98.2%	Safeway	Longs Drug, Ross Dress for Less
Pleasant Hill Shopping Center (4)	2005	1970	233,679	99.2%	—	Marshalls, Barnes & Noble, Toys “R” Us, Target
Powell Street Plaza	2001	1987	165,928	100.0%	Trader Joe’s	Circuit City, Copeland Sports, Ethan Allen, Jo-Ann Fabrics, Ross Dress For Less
Raley’s Supermarket (4)	2007	1964	62,827	100.0%	Raley’s	—
San Leandro	1999	1982	50,432	100.0%	(Safeway)	(Longs Drug)
Sequoia Station	1999	1996	103,148	100.0%	(Safeway)	Longs Drug, Barnes & Noble, Old Navy, Warehouse Music
Silverado Plaza (4)	2005	1974	84,916	100.0%	Nob Hill	Longs Drug
Snell & Branham Plaza (4)	2005	1988	99,350	100.0%	Safeway	—
Stanford Ranch Village (4)	2005	1991	89,875	87.1%	Bel Air Market	Plum Pharmacy
Strawflower Village	1999	1985	78,827	94.9%	Safeway	(Longs Drug)
Tassajara Crossing	1999	1990	146,188	99.0%	Safeway	Longs Drug, Ace Hardware
West Park Plaza	1999	1996	88,103	98.3%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	100.0%	—	CEC Entertainment, Marshalls. (Target)
Ygnacio Plaza (4)	2005	1968	109,701	100.0%	—	Rite Aid

Subtotal/Weighted Average (CA)			9,615,484	89.9%

FLORIDA

Ft. Myers / Cape Coral
Corkscrew Village	2007	1997	82,011	100.0%	Publix	—
First Street Village (3)	2006	2006	54,926	83.2%	Publix	—
Grande Oak	2000	2000	78,784	100.0%	Publix	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

Jacksonville / North Florida
Anastasia Plaza (4)	1993	1988	102,342	97.3%	Publix	—
Canopy Oak Center (3)(4)	2006	2006	90,043	61.9%	Publix	—
Carriage Gate	1994	1978	76,784	100.0%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix)	Target
Fleming Island	1998	2000	136,662	95.7%	Publix	Stein Mart, (Target)
Hibernia Pavilion (3)	2006	2006	51,298	76.4%	Publix	—
Hibernia Plaza (3)	2006	2006	8,400	33.3%	—	(Walgreens)
Horton’s Corner (3)	2007	2007	14,820	100.0%	—	Walgreens
John’s Creek Shopping Center	2003	2004	89,921	100.0%	Publix	Walgreens
Julington Village (4)	1999	1999	81,820	100.0%	Publix	(CVS)
Millhopper	1993	1974	84,065	100.0%	Publix	CVS, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	97.8%	Publix	Jo-Ann Fabrics, K-Mart
Nocatee Town Center (3)	2007	2007	81,082	67.0%	Publix	—
Oakleaf Commons (3)	2006	2006	73,719	79.1%	Publix	—
Ocala Corners (4)	2000	2000	86,772	100.0%	Publix	—
Old St Augustine Plaza	1996	1990	232,459	99.5%	Publix	CVS, Burlington Coat Factory, Hobby Lobby
Palm Harbor Shopping Village (4)	1996	1991	166,041	92.5%	Publix	CVS, Bealls
Pine Tree Plaza	1997	1999	63,387	92.9%	Publix	—
Plantation Plaza (4)	2004	2004	77,747	100.0%	Publix	—
Shoppes at Bartram Park (4)	2005	2004	118,014	88.1%	Publix	—
Shops at John’s Creek	2003	2004	15,490	100.0%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS
Vineyard Shopping Center (4)	2001	2002	62,821	87.5%	Publix	—

Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	100.0%	Publix	CVS
Berkshire Commons	1994	1992	106,354	100.0%	Publix	Walgreens
Caligo Crossing (3)	2007	2007	10,800	0.0%	—	—
Five Corners Plaza (4)	2005	2001	44,647	94.8%	Publix	—
Garden Square	1997	1991	90,258	100.0%	Publix	CVS
Naples Walk Shopping Center	2007	1999	125,390	99.2%	Publix	—
Pebblebrook Plaza (4)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104 (4)	1998	1990	108,192	100.0%	Winn-Dixie	Navarro Discount Pharmacies
Welleby	1996	1982	109,949	96.2%	Publix	Bealls

Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	94.5%	Publix	Walgreens, Bealls, Harbor Freight Tools
Bloomingdale	1998	1987	267,736	100.0%	Publix	Ace Hardware, Bealls, Wal-Mart
East Towne Shopping Center	2002	2003	69,841	100.0%	Publix	—
Kings Crossing Sun City (4)	1999	1999	75,020	100.0%	Publix	—
Lynnhaven (4)	2001	2001	63,871	95.6%	Publix	—
Marketplace St Pete	1995	1983	90,296	95.5%	Publix	Dollar Duck
Merchants Crossing (4)	2006	1990	213,739	93.6%	Publix	Beall’s, Office Depot, Walgreens
Peachland Promenade (4)	1995	1991	82,082	98.7%	Publix	—
Regency Square Brandon	1993	1986	349,848	99.4%	—	AMC Theater, Dollar Tree, Marshalls, Michaels, S & K Famous Brands, Shoe Carnival, Staples, TJ Maxx, PETCO, (Best Buy), (MacDill)
Regency Village (4)	2000	2002	83,170	89.9%	Publix	(Walgreens)
Spring Hill Phase I (3)	2007	2007	108,317	90.6%	—	—
Town Square	1997	1999	44,380	100.0%	—	PETCO, Pier 1 Imports
Village Center 6	1995	1993	181,110	98.7%	Publix	Walgreens, Stein Mart
Northgate Square	2007	1995	75,495	100.0%	Publix	—
Westchase	2007	1998	78,998	96.5%	Publix	—
Willa Springs Shopping Center	2000	2000	89,930	100.0%	Publix	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)

West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	124,924	99.4%	Winn-Dixie	World Gym
Chasewood Plaza	1993	1986	155,603	100.0%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	235,842	60.8%	Publix	Walgreens
Island Crossing (4)	2007	1996	58,456	100.0%	Publix	—
Martin Downs Village Center	1993	1985	121,946	85.9%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,907	96.2%	—	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Village Commons Shopping Center (4)	2005	1986	169,053	92.6%	Publix	CVS
Wellington Town Square	1996	1982	107,325	98.0%	Publix	CVS

Subtotal/Weighted Average (FL)			6,137,127	94.2%

TEXAS

Austin
Hancock	1999	1998	410,438	95.5%	H.E.B.	Sears, Old Navy, PETCO, 24 Hour Fitness
Market at Round Rock	1999	1987	123,046	92.5%	Albertsons	—
North Hills	1999	1995	144,020	90.2%	H.E.B.	—

Dallas / Ft. Worth
Bethany Park Place	1998	1998	74,066	95.5%	Kroger	—
Cooper Street	1999	1992	133,196	87.5%	—	(Home Depot), Office Max
Hickory Creek Plaza (3)	2006	2006	28,134	15.8%	(Kroger)	(Kroger)
Highland Village (3)	2005	2005	351,906	77.0%	—	AMC Theater, Barnes & Noble
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,937	96.3%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,674	97.9%	(Albertsons)	—
Main Street Center (4)	2002	2002	42,754	81.4%	(Albertsons)	—
Market at Preston Forest	1999	1990	91,624	100.0%	Tom Thumb	PETCO
Mockingbird Common	1999	1987	120,321	98.4%	Tom Thumb	—
Preston Park	1999	1985	273,826	80.7%	Tom Thumb	Gap, Williams Sonoma
Prestonbrook	1998	1998	91,537	98.8%	Kroger	—
Prestonwood Park	1999	1999	101,167	67.6%	(Albertsons)	—
Rockwall Town Center (3)	2002	2004	45,969	79.7%	(Kroger)	(Walgreens)
Shiloh Springs	1998	1998	110,040	97.5%	Kroger	—
Signature Plaza	2003	2004	32,415	80.0%	(Kroger)	—
Trophy Club	1999	1999	106,507	88.5%	Tom Thumb	(Walgreens)

Houston
Alden Bridge	2002	1998	138,953	100.0%	Kroger	Walgreens
Atascocita Center	2002	2003	97,240	87.7%	Kroger	—
Cochran’s Crossing	2002	1994	138,192	96.5%	Kroger	CVS
Fort Bend Center	2000	2000	30,164	79.0%	(Kroger)	—
Highland Knoll (4)	2007	1998	87,470	97.0%	Randalls Food	—
Indian Springs Center (4)	2002	2003	136,625	100.0%	H.E.B.	—
Kleinwood Center (4)	2002	2003	148,964	91.6%	H.E.B.	(Walgreens)
Kleinwood Center II	2005	2005	45,001	100.0%	—	LA Fitness
Memorial Collection Shopping Center (4)	2005	1974	103,330	97.5%	Randalls Food	Walgreens
Panther Creek	2002	1994	165,560	100.0%	Randalls Food	CVS, Sears Paint & Hardware
South Shore (3)	2005	2005	27,939	72.7%	(Kroger)	—
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (4)	2001	2000	134,045	99.0%	Kroger	Walgreens
Waterside Marketplace (3)	2007	2007	24,520	19.2%	(Kroger)	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
TEXAS (continued)

Houston
Weslayan Plaza East (4)	2005	1969	169,693	99.1%	—	Berings, Ross Dress for Less, Michaels, Linens-N-Things, Berings Warehouse, Chuck E Cheese, Next Level
Weslayan Plaza West (4)	2005	1969	185,834	95.9%	Randalls Food	Walgreens, PETCO, Jo Ann’s
Westwood Village (3)	2006	2006	184,176	76.9%	—	(Target)
Woodway Collection (4)	2005	1974	111,165	98.2%	Randalls Food	Eckerd

Subtotal/Weighted Average (TX)			4,524,621	90.7%

VIRGINIA

Richmond
Gayton Crossing (4)	2005	1983	156,917	95.1%	Ukrop’s	—
Glen Lea Centre (4)	2005	1969	78,494	54.3%	—	Eckerd
Hanover Village (4)	2005	1971	96,146	86.5%	—	Rite Aid
Laburnum Park Shopping Center (4)	2005	1977	64,992	96.8%	(Ukrop’s)	Rite Aid
Village Shopping Center (4)	2005	1948	111,177	100.0%	Ukrop’s	CVS

Other Virginia
601 King Street (4)	2005	1980	8,349	95.9%	—	—
Ashburn Farm Market Center	2000	2000	91,905	94.3%	Giant Food	—
Ashburn Farm Village Center (4)	2005	1996	88,897	98.7%	Shoppers Food Warehouse	—
Braemar Shopping Center (4)	2004	2004	96,439	95.9%	Safeway	—
Brafferton Center (4)	2005	1997	97,872	95.9%	—	—
Brookville Plaza (4)	2005	1996	104,155	98.8%	Shoppers Food Warehouse	Sears
Centre Ridge Marketplace (4)	2000	2000	97,156	97.0%	Safeway	PETCO
Cheshire Station	2006	2006	93,368	68.5%	—	PetSmart, Staples, (Target)
Culpeper Colonnade (3)	2007	1955	85,482	92.0%	—	Parvizian Masterpiece
Fairfax Shopping Center	2005	1990	165,130	97.4%	Shoppers Food Warehouse	—
Festival at Manchester Lakes (4)	2004	2004	90,131	96.1%	Shoppers Food Warehouse	(Target), Rite Aid
Fortuna Center Plaza (4)	2005	1977	103,269	100.0%	Giant Food	—
Fox Mill Shopping Center (4)	2005	1972	345,935	97.4%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Greenbriar Town Center (4)	2005	1960	71,825	100.0%	—	Borders Books
Hollymead Town Center	2005	1966	74,703	100.0%	Giant Food	CVS
Kamp Washington Shopping Center (4)	2006	2005	132,445	100.0%	Shoppers Food Warehouse	Advanced Design Group
Kings Park Shopping Center (4)	2006	2005	64,437	86.5%	—	—
Lorton Station Marketplace (4)	2003	2003	149,791	95.7%	Safeway	Boat U.S., USA Discounters
Lorton Town Center (4)	2005	1977	101,587	100.0%	Giant Food	—
Market at Opitz Crossing	2005	2005	96,696	102.5%	Harris Teeter	—
Saratoga Shopping Center (4)	2003	2004	95,172	96.2%	Shoppers Food Warehouse	—
Shops at County Center	2007	2007	318,682	76.4%	Wegmans	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Signal Hill	2005	1980	190,069	100.0%	Giant Food	Washington Sports Club, Party Depot
Statler Square Phase I	2002	1991	298,282	95.8%	Shoppers Food Warehouse	CVS, Advance Auto Parts, Chuck E. Cheese, Gold’s Gym, PETCO, Staples, The Thrift Store
Stonewall (3)	2005	1952	105,376	97.1%	—	CVS, Balleys Health Care
Town Center at Sterling Shopping Center (4)	2005	1986	127,449	97.5%	Safeway	—
Village Center at Dulles (4)	1998	1991	63,665	100.0%	Kroger	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINIA (continued)

Other Virginia
Willston Centre I (4)	2003	2004	153,739	97.0%	Harris Teeter	(Target), Petsmart
Willston Centre II (4)	1998	1996	133,660	90.2%	Kroger	Staples

Subtotal/Weighted Average (VA)			4,153,392	93.8%

ILLINOIS

Chicago
Baker Hill Center (4)	2004	1998	135,285	83.2%	Dominick’s	—
Brentwood Commons (4)	2005	1962	125,585	87.8%	Dominick’s	Dollar Tree
Civic Center Plaza (4)	2005	1989	264,973	89.9%	Dominick’s (5)	Petsmart, Murray’s Discount Auto, Home Depot
Deer Grove Center (4)	2004	1996	239,356	95.9%	Dominick’s	(Target), Linen’s-N-Things, Michaels, PETCO, Factory Card Outlet, Dress Barn, Staples
Frankfort Crossing Shpg Ctr	2003	1992	114,534	89.8%	Jewel / OSCO	Ace Hardware
Geneva Crossing (4)	2004	1997	123,182	93.9%	Dominick’s	John’s Christian Stores
Heritage Plaza—Chicago (4)	2005	2005	128,871	97.3%	Jewel / OSCO	Ace Hardware
Hinsdale	1998	1986	178,960	98.4%	Dominick’s	Ace Hardware, Murray’s Party Time Supplies
McHenry Commons Shopping Center (4)	2005	1988	100,526	96.2%	Dominick’s	—
Oaks Shopping Center (4)	2005	1983	135,006	91.2%	Dominick’s	—
Riverside Sq & River’s Edge (4)	2005	1986	169,435	100.0%	Dominick’s	Ace Hardware, Party City
Riverview Plaza (4)	2005	1981	139,256	97.8%	Dominick’s	Walgreens, Toys “R” Us
Shorewood Crossing (4)	2004	2001	87,705	94.8%	Dominick’s	—
Shorewood Crossing II (4)	2007	2005	86,276	98.1%	—	Babies R Us, Staples, PETCO, Factory Card
Stearns Crossing (4)	2004	1999	96,613	98.6%	Dominick’s	—
Stonebrook Plaza Shopping Center (4)	2005	1984	95,825	97.7%	Dominick’s	—
Westbrook Commons	2001	1984	121,502	85.3%	Dominick’s	—

Champaign/Urbana
Champaign Commons (4)	2007	1990	88,105	92.3%	Schnucks	—
Urbana Crossing (4)	2007	1997	85,196	98.4%	Schnucks	—

Springfield
Montvale Commons (4)	2007	1996	73,937	100.0%	Schnucks	—

Other Illinois
Carbondale Center (4)	2007	1997	59,726	100.0%	Schnucks	—
Country Club Plaza (4)	2007	2001	86,866	100.0%	Schnucks	—
Granite City (4)	2007	2004	46,237	100.0%	Schnucks	—
Swansea Plaza (4)	2007	1988	118,892	97.1%	Schnucks	Fashion Bug

Subtotal/Weighted Average (IL)			2,901,849	94.5%

GEORGIA

Atlanta
Ashford Place	1997	1993	53,450	88.7%	—	—
Briarcliff La Vista	1997	1962	39,204	100.0%	—	Michaels
Briarcliff Village	1997	1990	187,156	89.8%	Publix	La-Z-Boy Furniture Galleries, Office Depot, Party City, PETCO, TJ Maxx
Buckhead Court	1997	1984	48,338	100.0%	—	—
Buckhead Crossing (4)	2004	1989	221,874	98.4%	—	Office Depot, HomeGoods, Marshalls, Michaels, Hancock Fabrics, Ross Dress for Less
Cambridge Square Shopping Ctr	1996	1979	71,474	98.7%	Kroger	—
Chapel Hill (3)	2005	2005	66,970	89.5%	—	—
Coweta Crossing (4)	2004	1994	68,489	95.5%	Publix	—

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
GEORGIA (continued)

Atlanta
Cromwell Square	1997	1990	70,283	91.5%	—	CVS, Hancock Fabrics, Haverty’s-Antiques & Interiors of Sandy Springs
Delk Spectrum	1998	1991	100,539	90.7%	Publix	—
Dunwoody Hall	1997	1986	89,351	94.2%	Publix	Eckerd
Dunwoody Village	1997	1975	120,598	93.0%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (4)	2004	1984	97,990	97.8%	Publix	Eckerd
King Plaza (4)	2007	1998	81,432	94.3%	Publix	—
Lindbergh Crossing (4)	2004	1998	27,059	96.0%	—	CVS
Loehmanns Plaza Georgia	1997	1986	137,139	100.0%	—	Loehmann’s, Dance 101
Lost Mountain Shopping Center (4)	2007	1994	72,568	93.2%	Publix	—
Northlake Promenade (4)	2004	1986	25,394	90.7%	—	—
Orchard Square (4)	1995	1987	93,222	81.1%	Publix	Harbor Freight Tools, Remax Elite
Paces Ferry Plaza	1997	1987	61,697	93.5%	—	Harry Norman Realtors
Powers Ferry Kroger (4)	2004	1983	45,528	100.0%	Kroger	—
Powers Ferry Square	1997	1987	95,704	99.0%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,996	99.9%	Publix	CVS, Mardi Gras
Rivermont Station	1997	1996	90,267	76.8%	Kroger	—
Rose Creek (4)	2004	1993	69,790	94.8%	Publix	—
Roswell Crossing (4)	2004	1999	201,979	95.8%	Trader Joe’s	PetSmart, Office Max, Pike Nursery, Party City, Walgreens, LA Fitness
Russell Ridge	1994	1995	98,559	87.5%	Kroger	—
Thomas Crossroads (4)	2004	1995	84,928	96.3%	Kroger	—
Trowbridge Crossing (4)	2004	1998	62,558	100.0%	Publix	—
Woodstock Crossing (4)	2004	1994	66,122	96.2%	Kroger	—

Subtotal/Weighted Average (GA)			2,628,658	94.0%

COLORADO

Colorado Springs
Cheyenne Meadows (4)	1998	1998	89,893	100.0%	King Soopers	—
Falcon Marketplace (3)	2005	2005	22,491	58.7%	(Wal-Mart Supercenter)	—
Marketplace at Briargate	2006	2006	29,075	100.0%	(King Soopers)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	90.2%	King Soopers	—

Denver
Applewood Shopping Center (4)	2005	1956	375,622	94.2%	King Soopers	Applejack Liquors, PetSmart, Wells Fargo Bank, Wal-Mart
Arapahoe Village (4)	2005	1957	159,237	92.8%	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports
Belleview Square	2004	1978	117,335	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,512	86.9%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,146	97.2%	King Soopers	True Value Hardware
Centerplace of Greeley (4)	2002	2003	148,575	100.0%	Safeway	Ross Dress For Less, Famous Footwear
Centerplace of Greeley Phase III (3)	2007	2007	119,014	60.6%	—	—
Cherrywood Square (4)	2005	1978	86,161	100.0%	King Soopers	—
Crossroads Commons (4)	2001	1986	105,041	79.2%	Whole Foods	Barnes & Noble, Mann Theatres, Bicycle Village
Fort Collins Center	2005	2005	99,359	100.0%	—	JC Penney
Hilltop Village (4)	2002	2003	100,029	97.3%	King Soopers	—
South Lowry Square	1999	1993	119,916	95.4%	Safeway	—
Littleton Square	1999	1997	94,257	91.3%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	100.0%	King Soopers	—
Loveland Shopping Center (3)	2005	2005	93,142	44.7%	—	Murdoch’s Ranch
Ralston Square Shopping Center (4)	2005	1977	82,750	98.2%	King Soopers	—
Stroh Ranch	1998	1998	93,436	98.5%	King Soopers	—

Subtotal/Weighted Average (CO)			2,424,813	91.4%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
OHIO

Cincinnati
Beckett Commons	1998	1995	121,498	100.0%	Kroger	Stein Mart
Cherry Grove	1998	1997	195,512	93.8%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	397,893	98.0%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Famous Footwear, Michaels, Staples
Indian Springs Market Center (4)	2005	2005	146,258	100.0%	—	Kohl’s, Office Depot
Red Bank Village (3)	2006	2006	215,219	86.4%	—	—
Regency Commons	2004	2004	30,770	72.7%	—	—
Regency Milford Center (4)	2001	2001	108,923	91.7%	Kroger	(CVS)
Shoppes at Mason	1998	1997	80,800	100.0%	Kroger	—
Westchester Plaza	1998	1988	88,182	96.9%	Kroger	—

Columbus
East Pointe	1998	1993	86,503	100.0%	Kroger	—
Kingsdale Shopping Center	1997	1999	266,878	44.5%	Giant Eagle	—
Kroger New Albany Center	1999	1999	91,722	91.7%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	98.4%	Kroger	(Home Depot)
Park Place Shopping Center	1998	1988	106,833	58.9%	—	Big Lots
Windmiller Plaza Phase I	1998	1997	141,110	100.0%	Kroger	Sears Orchard
Wadsworth Crossing (3)	2005	2005	107,731	71.3%	—	Office Max, Bed, Bath & Beyond, MC Sports, PETCO, (Kohl’s), (Lowe’s), (Target)

Subtotal/Weighted Average (OH)			2,270,932	86.7%

MISSOURI

St. Louis
Affton Plaza (4)	2007	2000	67,760	100.0%	Schnucks	—
Bellerive Plaza (4)	2007	2000	115,208	90.8%	Schnucks	—
Brentwood Plaza (4)	2007	2002	60,452	100.0%	Schnucks	—
Bridgeton (4)	2007	2005	70,762	100.0%	Schnucks	—
Butler Hill Centre (4)	2007	1987	90,889	100.0%	Schnucks	—
City Plaza (4)	2007	1998	80,149	100.0%	Schnucks	—
Crestwood Commons (4)	2007	1994	67,285	100.0%	Schnucks	—
Dardenne Crossing (4)	2007	1996	67,430	100.0%	Schnucks	—
Dorsett Village (4)	2007	1998	104,217	98.7%	Schnucks	Walgreens
Kirkwood Commons (4)	2007	2000	467,703	100.0%	—	TJ Maxx, Homegoods, Famous Footwear
Lake St. Louis (4)	2007	2004	75,643	100.0%	Schnucks	—
O’Fallon Centre (4)	2007	1984	71,300	91.7%	Schnucks	—
Plaza 94 (4)	2007	2005	66,555	100.0%	Schnucks	—
Richardson Crossing (4)	2007	2000	82,994	98.6%	Schnucks	—
Shackelford Center (4)	2007	2006	49,635	97.4%	Schnucks	—
Sierra Vista Plaza (4)	2007	1993	74,666	98.4%	Schnucks	—
Twin Oaks (4)	2007	2006	71,682	100.0%	Schnucks	—
University City Square (4)	2007	1997	79,280	98.2%	Schnucks	—
Washington Crossing (4)	2007	1999	117,626	100.0%	Schnucks	Michaels, Altemueller Jewelry
Wentzville Commons (4)	2007	2000	74,205	100.0%	Schnucks	—
Wildwood Crossing (4)	2007	1997	108,200	85.4%	Schnucks	—
Zumbehl Commons (4)	2007	1990	116,682	94.2%	Schnucks	Westlakes Ace

Other Missouri
Capital Crossing (4)	2007	2002	85,149	98.6%	Schnucks	—

Subtotal/Weighted Average (MO)			2,265,472	97.9%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
NORTH CAROLINA

Charlotte
Carmel Commons	1997	1979	132,651	98.4%	Fresh Market	Chuck E. Cheese, Party City, Eckerd
Cochran Commons (4)	2007	2003	66,020	100.0%	Harris Teeter	—

Greensboro
Harris Crossing (3)	2007	2007	76,818	69.5%	Harris Teeter	—
Kernersville Plaza	1998	1997	72,590	95.0%	Harris Teeter	—

Raleigh / Durham
Bent Tree Plaza (4)	1998	1994	79,503	98.5%	Kroger	—
Cameron Village (4)	2004	1949	635,918	91.4%	Harris Teeter, Fresh Market	Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., Blockbuster Video, York Properties, Carolina Antique Mall, The Junior League of Raleigh, K&W Cafeteria, Johnson-Lambe Sporting Goods, Home Economics, Pier 1 Imports
Fuquay Crossing (4)	2004	2002	124,774	93.5%	Kroger	Gold’s Gym, Dollar Tree
Garner	1998	1998	221,776	98.8%	Kroger	Office Max, Petsmart, Shoe Carnival, (Target), United Artist Theater, (Home Depot)

Glenwood Village	1997	1983	42,864	94.4%	Harris Teeter	—
Lake Pine Plaza	1998	1997	87,691	100.0%	Kroger	—
Maynard Crossing	1998	1997	122,782	91.9%	Kroger	—
Middle Creek Commons (3)	2006	2006	73,635	78.0%	Lowes Foods	—
Shoppes of Kildaire (4)	2005	1986	148,204	87.0%	Trader Joe’s	Athletic Clubs Inc, Home Comfort Furniture, Gold’s Gym, Staples

Southpoint Crossing	1998	1998	103,128	96.6%	Kroger	—
Sutton Square (4)	2006	1985	101,846	90.4%	Harris Teeter	Eckerd
Woodcroft Shopping Center	1996	1984	89,833	96.8%	Food Lion	True Value Hardware

Subtotal/Weighted Average (NC)			2,180,033	92.7%

MARYLAND

Baltimore
Elkridge Corners (4)	2005	1990	73,529	100.0%	Super Fresh	Rite Aid
Festival at Woodholme (4)	2005	1986	81,027	98.0%	Trader Joe’s	—
Lee Airport (3)	2005	2005	129,340	77.3%	(Giant Food)	—
Northway Shopping Center (4)	2005	1987	98,016	98.5%	Shoppers Food Warehouse	Goodwill Industries
Parkville Shopping Center (4)	2005	1961	162,435	99.6%	Super Fresh	Rite Aid, Parkville Lanes, Castlewood Realty
Southside Marketplace (4)	2005	1990	125,146	96.5%	Shoppers Food Warehouse	Rite Aid
Valley Centre (4)	2005	1987	247,920	96.8%	—	TJ Maxx, Sony Theatres, Ross Dress for Less, Homegoods, Staples, Annie Sez

Other Maryland
Bowie Plaza (4)	2005	1966	104,037	89.0%	Giant Food	CVS
Clinton Park (4)	2003	2003	206,050	98.8%	Giant Food	Sears, GCO Carpet Outlet, (Toys “R” Us)
Cloppers Mill Village (4)	2005	1995	137,035	97.2%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (4)	2005	1978	22,328	100.0%	—	—
Goshen Plaza (4)	2005	1987	45,654	94.3%	—	CVS
King Farm Apartments (4)	2004	2001	64,775	72.2%	—	—
King Farm Village Center (4)	2004	2001	120,326	99.0%	Safeway	—
Mitchellville Plaza (4)	2005	1991	156,125	92.9%	Food Lion	—
Takoma Park (4)	2005	1960	106,469	100.0%	Shoppers Food Warehouse	—
Watkins Park Plaza (4)	2005	1985	113,443	97.1%	Safeway	CVS
Woodmoor Shopping Center (4)	2005	1954	64,682	94.0%	—	CVS

Subtotal/Weighted Average (MD)			2,058,337	95.0%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
PENNSYLVANIA

Allentown / Bethlehem
Allen Street Shopping Center (4)	2005	1958	46,420	90.2%	Ahart Market	Eckerd
Lower Nazareth Commons (3)	2007	2007	106,462	0.0%	—	—
Stefko Boulevard Shopping Center (4)	2005	1976	133,824	91.7%	Valley Farm Market	—

Harrisburg
Silver Spring Square (3)	2005	2005	188,122	84.8%	Wegmans	Ross Dress For Less, Bed Bath and Beyond, Best Buy, Office Max, Ulta

Philadelphia
City Avenue Shopping Center (4)	2005	1960	159,669	96.3%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	219,337	95.4%	Trader Joe’s	Gateway Pharmacy, Staples, TJ Maxx, Famous Footwear, JoAnn Fabrics
Kulpsville Village Center (3)	2006	2006	14,820	100.0%	—	Walgreens
Mayfair Shopping Center (4)	2005	1988	112,276	92.7%	Shop ‘N Bag	Eckerd, Dollar Tree
Mercer Square Shopping Center (4)	2005	1988	91,400	100.0%	Genuardi’s	—
Newtown Square Shopping Center (4)	2005	1970	146,893	92.0%	Acme Markets	Eckerd
Towamencin Village Square (4)	2005	1990	122,916	95.9%	Genuardi’s	Eckerd, Sears, Dollar Tree
Warwick Square Shopping (4)	2005	1999	89,680	96.5%	Genuardi’s	—

Other Pennsylvania
Kenhorst Plaza (4)	2005	1990	159,150	95.7%	Redner’s Market	Rite Aid, Sears, US Post Office
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,596,969	87.4%

WASHINGTON

Portland
Orchards Market Center I (4)	2002	2004	100,663	100.0%	—	Sportsman’s Warehouse, Jo-Ann Fabrics, PETCO
Orchards Market Center II (3)	2005	2005	77,478	89.9%	—	Wallace Theaters, Office Depot

Seattle
Aurora Marketplace (4)	2005	1991	106,921	98.3%	Safeway	TJ Maxx
Cascade Plaza (4)	1999	1999	211,072	99.0%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Longs Drug, Ross Dress For Less
Eastgate Plaza (4)	2005	1956	78,230	100.0%	Albertsons	Rite Aid
Inglewood Plaza	1999	1985	17,253	100.0%	—	—
James Center (4)	1999	1999	140,240	94.7%	Fred Myer	Rite Aid
Lynnwood—Meryvns (3)	2007	2007	77,028	100.0%	H Mart	—
Overlake Fashion Plaza (4)	2005	1987	80,555	100.0%	—	Marshalls, (Sears)
Pine Lake Village	1999	1989	102,953	100.0%	Quality Foods	Rite Aid
Puyallup—Meryvns (3)	2007	2007	76,682	100.0%	—	—
Sammamish Highland	1999	1992	101,289	100.0%	(Safeway)	Bartell Drugs, Ace Hardware
Southcenter	1999	1990	58,282	98.2%	—	(Target)
Thomas Lake	1999	1998	103,872	100.0%	Albertsons	Rite Aid

Subtotal/Weighted Average (WA)			1,332,518	98.5%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
OREGON

Portland
Cherry Park Market (4)	1999	1997	113,518	90.0%	Safeway	—
Greenway Town Center (4)	2005	1979	93,101	100.0%	Unified Western Grocers	Rite Aid, Dollar Tree
Hillsboro Market Center (4)	2000	2000	148,051	98.1%	Albertsons	Petsmart, Marshalls
Hillsboro—Mervyns (3)	2006	2006	76,844	100.0%	—	—
Murrayhill Marketplace	1999	1988	148,967	100.0%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	87,966	100.0%	Safeway	—
Sherwood Market Center	1999	1995	124,259	100.0%	Albertsons	—
Sunnyside 205	1999	1988	52,710	100.0%	—	—
Tanasbourne Market	2006	2006	71,000	100.0%	Whole Foods	—
Walker Center	1999	1987	89,610	95.7%	—	Sportmart

Other Oregon
Corvallis Market Center (3)	2006	2006	82,671	81.2%	—	TJ Maxx, Michael’s

Subtotal/Weighted Average (OR)			1,088,697	96.9%

NEVADA

Anthem Highland Shopping Center (3)	2004	2004	119,313	89.7%	Albertsons	Sav-On Drugs
Centennial Crossroads (4)	2007	2002	99,064	98.9%	Von’s Food & Drug	—
Deer Springs Town Center (3)	2007	2007	556,359	24.0%	—	—

Subtotal/Weighted Average (NV)			774,736	43.7%

DELAWARE

Dover
White Oak—Dover, DE	2000	2000	10,908	100.0%	—	Eckerd

Wilmington
First State Plaza (4)	2005	1988	164,668	86.6%	Shop Rite	Cinemark
Newark Shopping Center (4)	2005	1987	183,017	75.7%	—	Blue Hen Lanes, Cinema Center, Dollar Express, La Tolteca Restaurant, Goodwill Industries
Pike Creek	1998	1981	229,510	99.6%	Acme Markets	K-Mart, Eckerd
Shoppes of Graylyn (4)	2005	1971	66,676	100.0%	—	Rite Aid

Subtotal/Weighted Average (DE)			654,779	89.7%

TENNESSEE

Memphis
Collierville Crossing (4)	2007	2004	86,065	98.8%	Schnucks	—

Nashville
Harding Place	2004	2004	7,348	24.9%	—	(Wal-Mart)
Lebanon Center (3)	2006	2006	63,802	78.1%	Publix	—
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro	1998	1998	86,811	100.0%	Kroger	(Walgreens)
Northlake Village I & II	2000	1988	141,685	96.8%	Kroger	CVS, PETCO
Peartree Village	1997	1997	109,904	100.0%	Harris Teeter	Eckerd, Office Max

Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			576,614	95.7%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
MASSACHUSETTS

Boston
Shops at Saugus (3)	2006	2006	94,194	40.6%	—	La-Z-Boy
Speedway Plaza (4)	2006	1988	185,279	100.0%	Stop & Shop	BJ’s Wholesale
Twin City Plaza	2006	2004	281,703	92.4%	Shaw’s	Brooks Pharmacy, K&G Fashion, Dollar Tree, Gold’s Gym, Marshall’s

Subtotal/Weighted Average (MA)			561,176	86.2%

SOUTH CAROLINA

Charleston
Merchants Village (4)	1997	1997	79,724	97.5%	Publix	—
Orangeburg	2006	2006	14,820	100.0%	—	Walgreens
Queensborough (4)	1998	1993	82,333	100.0%	Publix	—

Columbia
Murray Landing (4)	2002	2003	64,359	97.8%	Publix	—
Rosewood Shopping Center (4)	2001	2001	36,887	94.3%	Publix	—

Greenville
Fairview Market (4)	2004	1998	53,888	100.0%	Publix	—
Pelham Commons	2002	2003	76,541	93.7%	Publix	—

Other South Carolina
Buckwalter Village (3)	2006	2006	79,302	61.0%	Publix	—
Surfside Beach Commons (4)	2007	1999	59,881	100.0%	Bi-Lo	—

Subtotal/Weighted Average (SC)			547,735	92.5%

ARIZONA

Phoenix
Anthem Marketplace	2003	2000	113,292	100.0%	Safeway	—
Palm Valley Marketplace (4)	2001	1999	107,633	98.1%	Safeway	—
Pima Crossing	1999	1996	239,438	99.3%	—	Bally Total Fitness, Chez Antiques, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
Shops at Arizona	2003	2000	35,710	94.1%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			496,073	98.8%

MINNESOTA

Apple Valley Square (4)	2006	1998	184,841	95.2%	Rainbow Foods	PETCO
Colonial Square (4)	2005	1959	93,200	97.9%	Lund’s	—
Rockford Road Plaza (4)	2005	1991	205,897	96.3%	Rainbow Foods	PetSmart, Homegoods, TJ Maxx

Subtotal/Weighted Average (MN)			483,938	96.2%

KENTUCKY

Franklin Square (4)	1998	1988	203,318	93.9%	Kroger	Rite Aid, Chakeres Theatre, JC Penney, Office Depot
Silverlake (4)	1998	1988	99,352	96.7%	Kroger	—
Walton Towne Center (3)	2007	2007	23,122	0.0%	(Kroger)	—

Subtotal/Weighted Average (KY)			325,792	88.1%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
MICHIGAN

Independence Square	2003	2004	89,083	98.0%	Kroger	—
Fenton Marketplace	1999	1999	97,224	92.9%	Farmer Jack	Michaels
State Street Crossing (3)	2006	2006	21,049	35.0%	—	(Wal-Mart)
Waterford Towne Center	1998	1998	96,101	90.3%	Kroger	—

Subtotal/Weighted Average (MI)			303,457	89.6%

INDIANA

Chicago
Airport Crossing (3)	2006	2006	11,922	0.0%	—	—
Augusta Center	2006	2006	14,537	60.4%	(Menards)	—

Evansville
Evansville West Center (4)	2007	1989	79,885	93.7%	Schnucks	—

Indianapolis
Greenwood Springs	2004	2004	28,028	55.1%	(Wal-Mart Supercenter)	(Gander Mountain)
Willow Lake Shopping Center (4)	2005	1987	85,923	85.1%	(Kroger)	Factory Card Outlet
Willow Lake West Shopping Center (4)	2005	2001	52,961	97.3%	Trader Joe’s	—

Subtotal/Weighted Average (IN)			273,256	81.9%

WISCONSIN

Racine Centre Shopping Center (4)	2005	1988	135,827	98.2%	Piggly Wiggly	Office Depot, Factory Card Outlet, Dollar Tree
Whitnall Square Shopping Center (4)	2005	1989	133,301	97.2%	Pick ‘N’ Save	Harbor Freight Tools, Dollar Tree

Subtotal/Weighted Average (WI)			269,128	97.7%

ALABAMA
Southgate Village Shopping Ctr (4)	2001	1988	75,092	96.7%	Publix	Pet Supplies Plus
Valleydale Village Shop Center (4)	2002	2003	118,466	75.1%	Publix	—

Subtotal/Weighted Average (AL)			193,558	83.5%

CONNECTICUT
Corbin’s Corner (4)	2005	1962	179,860	100.0%	Trader Joe’s	Toys “R” Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			179,860	100.0%

NEW JERSEY

Haddon Commons (4)	2005	1985	52,640	93.4%	Acme Markets	CVS
Plaza Square (4)	2005	1990	103,842	96.1%	Shop Rite	—

Subtotal/Weighted Average (NJ)			156,482	95.2%

NEW HAMPSHIRE
Merrimack Shopping Center (3)	2004	2004	91,692	74.8%	Shaw’s	—

Subtotal/Weighted Average (NH)			91,692	74.8%

Property Name	Year Acquired	Year Constructed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocery Anchor	Drug Store & Other Anchors > 10,000 Sq Ft
DISTRICT OF COLUMBIA

Shops at The Columbia (4)	2006	2006	22,812	82.3%	Trader Joe’s	—
Spring Valley Shopping Center (4)	2005	1930	16,834	75.3%	—	CVS

Subtotal/Weighted Average (DC)			39,646	79.4%

Total Weighted Average			51,106,824	91.7%

(1)	Or latest renovation.
(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 95.2% for RCLP shopping centers.
(3)	Property under development or redevelopment.
(4)	Owned by a co-investment partnership with outside investors in which RCLP or an affiliate is the general partner.
(5)	Dark Grocer

Note: Shadow anchor is indicated by parentheses.

Item 3.	Legal Proceedings

We are a party to various legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for stockholder vote by Regency during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the units of partnership interest in the Partnership (“Units”), and Units may be transferred only with the consent of the general partner as provided in the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). As of December 31, 2007 there were approximately 20 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series D Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership’s knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Regency directly or indirectly through a subsidiary holds 99% of the Common Units. Each outstanding Unit other than the Units held directly or indirectly by Regency and the Series D Preferred Units which are convertible into Regency preferred stock may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency’s election.

The Partnership Agreement provides that the Partnership will make priority distributions of Available Cash (as defined in the Partnership Agreement) first to Series D Preferred Units on each March 31, June 30, September 30, and December 31 in a distribution amount equal to 7.45% of the original capital contribution per Series D Preferred Units. Subject to the prior right of the holders of Series D Preferred Units to receive all distributions accumulated on such Units in full, at the time of each distribution to holders of common stock of Regency, distributions of Available Cash will then be made pro-rata to the holders of common Units, including Regency.

Regency’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. We currently have approximately 26,000 stockholders. The following table sets forth the high and low prices and the cash dividends declared on our common stock by quarter for 2007 and 2006.

	2007			2006
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$93.48	75.90	.66	69.00	58.64	.595
June 30	85.30	67.64	.66	67.99	59.18	.595
September 30	77.00	61.99	.66	69.06	60.86	.595
December 31	80.68	61.41	.66	81.42	67.59	.595

Regency intends to pay regular quarterly distributions to their common stockholders. Future distributions will be declared and paid at the discretion of Regency’s Board of Directors, and will depend upon cash generated by operating activities, its financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as Regency’s Board of Directors deem relevant. Distributions by Regency to the extent of its current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as either ordinary dividend income or capital gain income if so declared by Regency. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a stockholder’s common stock. In order to maintain Regency’s qualification as a REIT, Regency must make annual distributions to stockholders of at least 90% of its taxable income. Under certain circumstances, which Regency does not expect to occur,

Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintains the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables its stockholders to automatically reinvest distributions, as well as make voluntary cash payments towards the purchase of additional shares.

Under the loan agreement of our line of credit, in the event of any monetary default, Regency may not make distributions to stockholders except to the extent necessary to maintain its REIT status.

There were no sales of unregistered securities during the periods covered by this report other than a total of 267,215 shares issued during 2007 on a one-for-one basis for exchangeable common units of our operating partnership, Regency Centers, L.P., pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data (in thousands, except per unit data and number of properties)

The following table sets forth Selected Financial Data for RCLP on a historical basis for the five years ended December 31, 2007. This information should be read in conjunction with the consolidated financial statements of RCLP (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited consolidated financial statements and restated for discontinued operations.

	2007	2006	2005	2004	2003
Operating Data:
Revenues	$451,508	416,968	383,623	346,947	321,575
Operating expenses	256,764	239,360	205,259	194,939	174,328
Other expenses (income)	30,279	14,170	67,559	40,802	33,545
Minority interests	990	4,863	263	319	501
Equity in income (loss) of investments in real estate partnerships	18,093	2,580	(2,908)	10,194	11,276
Income from continuing operations	181,568	161,155	107,634	121,082	124,477
Income from discontinued operations	27,458	63,957	66,402	37,654	39,183
Net income	209,026	225,112	174,036	158,735	163,659
Preferred unit distributions and original issuance costs	23,400	23,400	24,849	28,462	34,001
Net income for common unit holders	185,626	201,712	149,187	130,273	129,658

Income per common unit - diluted:
Income from continuing operations	$2.26	1.97	1.23	1.48	1.48
Net income for common unit holders	$2.65	2.89	2.23	2.08	2.11

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,398,195	3,901,633	3,775,433	3,332,671	3,166,346
Total assets	4,143,012	3,671,785	3,616,215	3,243,824	3,098,229
Total debt	2,007,975	1,575,386	1,616,386	1,493,090	1,452,777
Total liabilities	2,194,244	1,734,572	1,739,225	1,610,743	1,562,530
General partners’ capital	1,614,302	1,591,634	1,525,517	1,320,852	1,220,863

Other Information:
Distributions per unit	$2.64	2.38	2.20	2.12	2.08
Common units outstanding	70,112	69,759	69,218	64,297	61,227
Series B-F Preferred Units outstanding	500	500	1,040	2,290	4,640
Combined Basis gross leasable area (GLA)	51,107	47,187	46,243	33,816	30,348
Combined Basis number of properties owned	451	405	393	291	265
Ratio of earnings to fixed charges	2.1	2.2	2.0	1.8	1.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Regency’s primary operating and investment goal is long-term growth in earnings per share and total shareholder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of Regency’s operating, investing and financing activities are performed through its operating partnership, Regency Centers, L.P. (“RCLP” or “Partnership”), RCLP’s wholly owned subsidiaries, and through its investments in co-investment partnerships with third parties. Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At December 31, 2007, we directly owned 232 shopping centers (the “Consolidated Properties”) located in 23 states representing 25.7 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.0 billion before depreciation. Through co-investment partnerships, we own partial interests in 219 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.4 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $432.9 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 451 shopping centers located in 29 states and the District of Columbia and contains 51.1 million square feet of GLA.

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

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process generally requires three to four years from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, but can take longer depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

Regency intends to maintain a conservative capital structure to fund our growth program, which should preserve our investment-grade ratings. Our approach is founded on our self-funding business model. This model utilizes center “recycling” as a key component, which requires ongoing monitoring of each center to ensure that it continues to meet our investment standards. We sell the operating properties that no longer measure up to our standards. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to co-investment partnerships or other third parties upon completion. These sale proceeds are re-deployed into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

Joint venturing of shopping centers also provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from RCLP. Although selling properties to co-investment partnerships reduces our ownership interest, we continue to share in the risks and rewards of centers that meet our high quality standards and long-term investment strategy. We currently have no obligations or liabilities of the co-investment partnerships beyond our economic ownership interest.

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. The current economic downturn could result in a decline in occupancy levels at our shopping centers, which would reduce our rental revenues. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities should minimize the current economy’s negative impact to our shopping centers, although we may incur slower income growth and potentially no growth depending upon the severity of the economic downturn. Increased competition and the slowing economy could result in higher than usual retailer store closings. We are closely monitoring the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition or business practice. We also continue to monitor retail trends and market our shopping centers based on consumer demand. In the current environment retailers are reducing their demand for new stores. A significant slowdown in retailer new store demand could cause a corresponding reduction in our shopping center development program that would reduce our future rental revenues and profits from development sales. A significant reduction in our development program including future developments being pursued could reduce our net income as a result of (i) potentially higher write-offs of pre-development costs on a reduction in development pursuits, (ii) lower capitalized interest from not converting land currently owned and held for future development into an active development or stopping development of a current project, and (iii) reduced capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). Based upon our current pipeline of development projects undergoing due diligence, which is our best indication of retailer expansion plans, the presence of our development teams in key markets in combination with their excellent relationships with leading anchor tenants, we remain cautiously optimistic about our development program. However, if economic growth stalls, our volume of new development activity may be less than that of historical levels until the economy returns to its historical levels of growth.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	December 31, 2007	December 31, 2006
Number of Properties (a)	451	405
Number of Properties (b)	232	218
Number of Properties (c)	219	187

Properties in Development (a)	49	47
Properties in Development (b)	48	43
Properties in Development (c)	1	4

Gross Leasable Area (a)	51,106,824	47,187,462
Gross Leasable Area (b)	25,722,665	24,654,082
Gross Leasable Area (c)	25,384,159	22,533,380

Percent Leased (a)	91.7%	91.0%
Percent Leased (b)	88.1%	87.3%
Percent Leased (c)	95.2%	95.0%

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers; avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.

The following summarizes the four largest grocery tenants occupying our shopping centers at December 31, 2007:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership - owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	8.9%	5.9%
Publix	66	6.7%	4.3%
Safeway	65	5.3%	3.5%
Super Valu	35	3.2%	2.5%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to cancel any or all of their leases and close related stores, or to continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties especially in light of the current downturn in the economy. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At December 31, 2007, we had leases with 123 video rental stores representing $8.9 million of annual rental income to the Consolidated Properties and our pro-rata share of the Unconsolidated Properties.

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. Movie Gallery has closed six stores and has served notice of five additional store closings. The annual base rent on a pro-

rata basis is approximately $860,000 or .24% associated with these eleven stores. Subsequent to these closings, we expect that Movie Gallery will continue to operate 21 stores with annual base rent on a pro-rata basis of approximately $950,000 or .26%.

We are not aware at this time of the current or pending bankruptcy of any other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 6% of the total of our annual base rental revenues and our pro-rata share of the base revenues of the Unconsolidated Properties.

Liquidity and Capital Resources

We expect that cash generated from operating activities combined with gains on the sale of development properties will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and distributions to unit holders. Net cash provided by operating activities was $224.3 million, $216.8 million, and $205.4 million, and gains from the sale of real estate were $79.6 million, $124.8 million, and $76.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, 2006, and 2005, we incurred capital expenditures to improve our shopping centers of $15.1 million, $14.0 million, and $14.4 million, we paid scheduled principal payments of $4.5 million, $4.5 million, and $5.5 million to our lenders on mortgage loans, and we paid distributions to our unit holders of $204.3 million, $185.2 million, and $167.4 million, respectively. In 2007, Regency increased its annual dividend rate by 10.9%.

We intend to continue to grow our portfolio by investing in shopping centers through ground up development of new centers or acquisition of existing centers. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. However, our development program continues to be a significant part of our business model and we expect to continue to start new development projects each year based upon retailer store demand, capital availability, and adequate investment returns. We expect to meet our long-term capital investment requirements for development, acquisitions, and maturing secured mortgage loans primarily from: (i) residual cash generated from operating activities after the payments described above, (ii) draws on our line of credit, and (iii) proceeds from the sale or joint venturing of real estate. We would expect that maturing unsecured public debt would be repaid from the proceeds of similar new issues in the future. Although we have no maturing public debt in 2008, we do have $50.0 million and $160.0 million maturing in 2009 and 2010, respectively. Although common or preferred equity raised in the public markets is a funding option, and we consider our access to these markets to be good, we do not currently anticipate issuing equity to fund our development program or repay maturing debt. We would consider issuing equity as part of a financing plan to maintain our leverage ratios at acceptable levels as determined by our Board of Directors. At December 31, 2007, Regency had an unlimited amount available under their shelf registration for equity securities and RCLP had $200.0 million available for debt under its shelf registration.

The following table summarizes net cash flows related to operating, investing and financing activities (in thousands):

	2007	2006	2005
Net cash provided by operating activities	$224,297	216,815	205,403
Net cash (used in) provided by investing activities	(418,291)	38,231	(484,778)
Net cash provided by (used in) financing activities	178,616	(263,458)	226,513

Net decrease in cash and equivalents	$(15,378)	(8,412)	(52,862)

At December 31, 2007 we had 49 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.1 billion after projected sales of adjacent land and out-parcels. This compares to 47 properties that were under construction at the end of 2006 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on our investment from our current development projects of 8.39% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily the result of higher costs associated with the acquisition of land and construction. The Partnership believes that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of projected land sales, are estimated to be $447.4 million and will likely be expended through 2011. The costs to complete these developments will be funded from our $600.0 million line of credit, which had $392.0 million of available funding at December 31, 2007, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

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

Investments in Unconsolidated Real Estate Partnerships (Co-investment partnerships)

At December 31, 2007, we had investments in unconsolidated real estate partnerships of $432.9 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Number of Joint Ventures	19	18
RCLP’s Ownership	16.35%-50%	20%-50%
Number of Properties	219	187

Combined Assets	$4,767,553	$4,365,675
Combined Liabilities	2,889,238	2,574,860
Combined Equity	1,878,315	1,790,815

RCLP’s Share of (1):
Assets	$1,151,872	$1,106,803
Liabilities	692,804	646,346

(1)

Pro-rata financial information is not, and is not intended to be, a presentation in accordance with U.S. generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its unconsolidated real estate partnership activities on the operations of RCLP, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

We account for all investments in real estate partnerships in which we own 50% or less and do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of co-investment partnerships where we invest with three co-investment partners and an open-end real estate fund

(“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment and financing services. During 2007, 2006 and 2005, we received fees from these co-investment partnerships of $32.3 million, $30.9 million, and $26.8 million, respectively. Our investments in real estate partnerships as of December 31, 2007 and 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$40,557	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,153	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	214,450	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	812	1,140
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	29,478	—
Columbia Regency Retail Partners (Columbia)	20.00%	33,801	36,096
Cameron Village LLC (Columbia)	30.00%	20,364	20,826
Columbia Regency Partners II (Columbia)	20.00%	20,326	11,516
RegCal, LLC (RegCal)	25.00%	17,110	18,514
Regency Retail Partners (the Fund) (1)	20.00%	13,296	5,139
Other investments in real estate partnerships	50.00%	36,563	39,008

Total		$432,910	434,090

(1)	At December 31, 2006, our ownership interest in Regency Retail Partners was 26.8%.

We co-invest with the Oregon Public Employees Retirement Fund in three co-investment partnerships (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of December 31, 2007, Columbia owned 28 shopping centers, had total assets of $648.2 million, and net income of $12.7 million for the year ended. Our share of Columbia’s total assets and net income was $142.1 million and $2.6 million, respectively which represents 3.4% of our total assets and 1.4% of our net income available for common unit holders. During 2007, Columbia acquired eight shopping centers from unrelated parties for a purchase price of $88.7 million, net of $15.2 million of assumed debt and $31.1 million in financing obtained by Columbia. The Partnership contributed $9.3 million to Columbia for its pro-rata share of the purchase price.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of December 31, 2007, RegCal owned eight shopping centers, had total assets of $167.3 million, and had net income of $2.8 million for the year ended. Our share of RegCal’s total assets and net income was $41.8 million and $662,217, respectively which represents 1.0% of our total assets and less than 1.0% of our net income available for common unit holders, respectively. During 2007, CalSTRS sold one shopping center to an unrelated party for $13.2 million for a gain of $1.4 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships, two in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”).

As of December 31, 2007, MCWR I owned 42 shopping centers, had total assets of $612.0 million, and net income of $32.7 million for the year ended. Our share of MCWR I’s total assets and net income was $153.1 million and $10.3 million, respectively. During 2007, MCWR I sold nine shopping centers for $137.4 million to unrelated parties for a gain of $22.6 million. During 2007 MCWR I acquired one shopping center from an unrelated party for a purchase price of $23.0 million, which included the assumption of $10.8 million of debt. The Partnership contributed $2.2 million to MCWR I for its pro-rata share of the purchase price.

As of December 31, 2007, MCWR II owned 96 shopping centers, had total assets of $2.6 billion and recorded a net loss of $13.1 million for the year ended. Our share of MCWR II’s total assets and net loss was $651.0 million and $3.2 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio in 2005, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2007, MCWR II sold one shopping center to an unrelated party for $13.5 million for a gain of $560,169. We have the ability to receive an acquisition fee of approximately $5.2 million (the “Contingent Acquisition Fee”) deferred from the original acquisition date of the First Washington Portfolio which is subject to achieving cumulative targeted income levels through 2008. The Contingent Acquisition Fee will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us.

On August 10, 2007, MCWR-DESCO closed on the acquisition of 32 retail centers for a purchase price of approximately $396.2 million including debt of approximately $209.5 million. We contributed $29.7 million to the venture for our pro-rata share of the purchase price for our 16.35% equity ownership. The acquisition was accounted for as a purchase business combination by MCWR-DESCO. As of December 31, 2007, MCWR-DESCO had total assets of $419.9 million and recorded a net loss of $3.3 million since inception primarily related to depreciation and amortization expense, but is expected to produce positive cash flow from operations. Our share of the venture’s total assets and net loss was $68.7 million and $465,028, respectively.

Our investment in the five co-investment partnerships with MCW totals $291.5 million and represents 7.0% of our total assets at December 31, 2007. Our pro-rata share of the assets and net income of these ventures was $872.8 million and $6.7 million, respectively, which represents 21.1% and 3.6% of our total assets and net income available for common unit holders, respectively.

In December 2006, we formed Regency Retail Partners, LP (the “Fund”), an open-end, infinite-life investment fund with an ownership interest of 26.8%. During the first quarter of 2007, we reduced our ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund has the right to acquire all future RCLP-developed large format community centers, upon stabilization, that meet the Fund’s investment criteria subject to the Fund’s capital availability. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA. As of December 31, 2007, the Fund owned seven shopping centers, had total assets of $209.0 million and net income of $1.2 million for the year ended. Our share of the Fund’s total assets and net income was $41.7 million and $325,861, respectively. Our share of the Fund represents 1.0% of our total assets and less than 1.0% of our net income available for common unit holders, respectively. During 2007, the Fund acquired six community shopping centers from us for a sales price of $126.4 million or $102.8 million on a net basis. As part of the transaction we provided a short-term note receivable to the Fund of $12.1 million, which the Fund repaid to us in January 2008. We recognized a gain of $42.8 million after excluding our ownership interest.

Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest. The gains and operations are not recorded as discontinued operations because of our continuing involvement in these shopping centers. Columbia, RegCal, the co-investment partnerships with MCW, and the Fund intend to continue to acquire retail shopping centers, some of which they may acquire directly from us. For those properties acquired from unrelated parties, we are required to contribute our pro-rata share of the purchase price to the partnerships.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our unsecured line of credit as described further below. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table excludes obligations for approximately $3.4 million related to environmental remediation as discussed below under Environmental Matters as the timing of the remediation is not currently known. The table also excludes obligations related to construction or development contracts because payments are only due upon the satisfactory performance under the contract. Costs necessary to complete the 49 development projects currently in process are estimated to be $447.4 million and will likely be expended through 2011. The following table summarizes our debt maturities including interest, (excluding recorded debt premiums that are not obligations), and obligations under non-cancelable operating leases as of December 31, 2007 including our pro-rata share of obligations within unconsolidated co-investment partnerships (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	Beyond 5 years	Total
Notes Payable:
Regency (1)	$148,910	183,154	276,551	537,089	310,882	1,079,838	2,536,424
Regency’s share of JV	21,882	63,776	165,775	129,388	90,569	179,883	651,273

Operating Leases:
Regency	5,197	5,129	5,131	5,107	4,659	17,221	42,444
Regency’s share of JV	—	—	—	—	—	—	—

Ground Leases:
Regency	210	210	217	218	229	2,827	3,911
Regency’s share of JV	262	262	270	269	269	13,114	14,446

Total	$176,461	252,531	447,944	672,071	406,608	1,292,883	3,248,498

(1)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

Notes Payable

Outstanding debt at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$196,915	186,897
Variable rate mortgage loans	5,821	68,662
Fixed rate unsecured loans	1,597,239	1,198,827

Total notes payable	1,799,975	1,454,386
Unsecured Line of Credit	208,000	121,000

Total	$2,007,975	1,575,386

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018. We intend to repay mortgage loans at maturity from proceeds from our unsecured line of credit (the “Line”). Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.37%. We have one variable rate mortgage loan with an interest rate equal to LIBOR plus a spread of 100 basis points.

On June 5, 2007, RCLP completed the sale of $400.0 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the Line.

In February 2007, we entered into a new loan agreement under the Line which increased the commitment to $600.0 million with the right to increase the facility size an additional $150.0 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at our option and the interest rate was reduced to LIBOR plus .55%. Contractual interest rates were 5.425% at December 31, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .55% and .75%, respectively. The balance on the Line was $208.0 million at December 31, 2007.

The spread on the Line is dependent upon maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”), Recourse Secured Debt to GAV, Fixed Charge Coverage and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the development and acquisition of real estate, but is also available for general working-capital purposes. On December 5, 2007, Standard and Poor’s Rating Services raised Regency’s corporate credit and senior unsecured ratings to BBB+ from BBB. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus .40% effective January 1, 2008.

As of December 31, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$4,270	19,402	23,672
2009	4,079	58,606	62,685
2010	4,038	176,971	181,009
2011 (includes the Line)	3,830	459,133	462,963
2012	4,043	249,850	253,893
Beyond 5 Years	9,549	1,014,705	1,024,254
Unamortized debt discounts, net	—	(501)	(501)

Total	$29,809	1,978,166	2,007,975

Our investments in real estate partnerships had notes and mortgage loans payable of $2.7 billion at December 31, 2007, which mature through 2028. Our pro-rata share of these loans was $653.3 million, of which 93.6% had weighted average fixed interest rates of 5.3% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 100 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our economic interest in the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we may enter into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We engage outside experts who evaluate and make recommendations about hedging strategies when appropriate. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix the rate on $400.0 million of new financing expected to occur in 2010 and 2011, and these proceeds will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $9.8 million at December 31, 2007, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of partners’ capital and comprehensive income (loss).

At December 31, 2007, 89.4% of our total debt had fixed interest rates, compared with 88.0% at December 31, 2006. We intend to limit the percentage of variable interest-rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents

10.7% of our total debt. Based upon the variable interest-rate debt outstanding at December 31, 2007, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.1 million.

On February 26, 2008, we were notified by Wells Fargo Bank that they had received commitments from a group of banks, which in combination with their commitment will provide us with an estimated $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility will include a term loan amount of $227.7 million that will fund at closing plus a $113.8 million revolver component that is accessible by us at our discretion. The Term Facility will be subject to similar loan covenants that are contained within the Line and our other unsecured fixed rate loans. The term loan has a variable interest rate equal to LIBOR plus 105 basis points, and the revolver has a variable interest rate equal to LIBOR plus 110 basis points, both of which are subject to our current debt ratings. The Term Facility does not affect our existing $600.0 million Line commitment. The proceeds from the funding of the Term Facility will be used for general working capital purposes including the reduction of any debt balances, at our discretion. The Term Facility is expected to close during March 2008 subject to final terms and conditions.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into Regency common stock. At December 31, 2007 and 2006, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us in 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Preferred Units of General Partner and Regency Preferred Stock

As of December 31, 2007 we had three series of Preferred stock outstanding, two of which underlie depositary shares held by the public. The depositary shares each represent 1/10th of a share of the underlying preferred stock and have a liquidation preference of $25 per depository share. In 2003, we issued 7.45% Series 3 Cumulative Redeemable Preferred Stock underlying three million depositary shares. In 2004, we issued 7.25% Series 4 Cumulative Redeemable preferred stock underlying five million depositary shares. In 2005, we issued three million shares, or $75.0 million of 6.70% Series 5 Preferred Stock, with a liquidation preference of $25 per share. All series of Preferred Stock are perpetual, are not convertible into common stock of the Company and are redeemable at par upon our election beginning five years after the issuance date. The terms of the Preferred Stock do not contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose.

On January 1, 2008, Regency split each share of existing Series 3 and Series 4 Preferred Stock each having a liquidation preference of $250 per share and a redemption price of $250 per share into ten shares of Series 3 and Series 4 Stock, respectively, each having a liquidation preference of $25 per share and a redemption price of $25 per share. Regency then exchanged each Series 3 and 4 Depository Share into shares of New Series 3 and 4 Stock, respectively, which have the same dividend rights and other rights and preferences identical to the depositary shares.

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

Recognition of Gains from the Sales of Real Estate—We account for profit recognition on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits from sales of real estate will not be recognized under the full accrual method by us unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; (iii) we have transferred to the buyer the usual risks and rewards of ownership; and (iv) we do not have significant continuing involvement with the property. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (Statement 67) and EITF Issue No. 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions”. In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we determine that the development of a specific project undergoing due diligence was no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. At December 31, 2007 we had $22.7 million of capitalized pre-development costs and during 2007 we expensed $5.3 million related to developments that were no longer considered probable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We generally cease interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During 2007 we capitalized interest on our development projects of $35.4 million. We have a large staff of employees who support the due diligence, land acquisition, construction, anchor leasing, and financial analysis (the “Investment Group”) of our development program. All direct internal costs related to these development activities are capitalized as part of each development project. During 2007 we capitalized $39.0 million of direct costs incurred by the Investment Group. If future accounting standards were to limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses and a reduction in net income.

Real Estate Acquisitions—Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), and identified intangible assets, liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with SFAS No. 141, “Business Combinations” (“Statement 141”). Based on these estimates, we allocate the purchase price to the applicable assets acquired and liabilities assumed. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful lives of amortizable intangible assets each reporting period and account for any changes in estimated useful lives over the revised remaining useful life.

Valuation of Real Estate Investments—Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists. Depending on the asset, we use varying methods to determine fair value of the asset such as i) estimating discounted future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality and demand for new retail stores. Capitalization rates may change and could rise above existing levels causing our real estate values to decline. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets.

Discontinued Operations—The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Prior to sale, we evaluate the extent of involvement and significance of cash flows it will have with a property subsequent to its sale, in order to determine if the results of operations and gain on sale should be reflected as discontinued. Consistent with Statement 144, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of Statement 144, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

Investments in Real Estate Co-Investment Partnerships – In addition to owning real estate directly, we invest in real estate through our co-investment partnerships (also referred to as joint ventures). Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income from the co-investment partnerships in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the co-investment partnerships in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the co-investment partnerships. We account for all investments in which we do not have a controlling financial interest using the equity method. We have determined that these investments are not variable interest entities as defined in the FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore, are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of the Fund, its advisory committee.

Income Tax Status—The prevailing assumption underlying the operation of our business is that we will continue to operate in order to qualify as a REIT, as defined under the Internal Revenue Code. We are required to meet certain income and asset tests on a periodic basis to ensure that we continue to qualify as a REIT. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions to stockholders. We evaluate the transactions that we enter into and determine their impact on our REIT status. Determining our taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Internal Revenue Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, our positions are subject to change at a later date upon final determination by the taxing authorities.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). This Statement, among other things, establishes accounting and reporting standards for a parent company’s interest in a subsidiary. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting the statement.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting the statement.

In November 2007, the EITF issued Issue No. 07-6 “Accounting for the Sale of Real Estate to the Requirements of FASB Statement No. 66, Accounting for the Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 is applicable to investors who enter into an arrangement to create a jointly owned entity, one investor sells real estate to that entity, and a buy-sell clause is included. This EITF is effective for new arrangements entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting the EITF.

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

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“Statement 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under FASB Statement No. 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended Statement 157 with FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. Although Statement 157 will require remeasurements of the derivative financial instruments, the Partnership does not believe adoption of this Statement will have a material effect on its consolidated financial statements for either financial or nonfinancial assets or liabilities

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We adopted this Interpretation effective January 1, 2007. We do not have any material unrecognized tax benefits; therefore, the adoption of FIN 48 did not have a material impact on our consolidated financial statements. We believe that we have appropriate support for the income tax positions taken and to be taken on our tax returns and that our accruals for tax liabilities are adequate for all open years (after 2003 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

Results from Operations

Comparison of the years ended December 31, 2007 to 2006:

At December 31, 2007, on a Combined Basis, we were operating or developing 451 shopping centers, as compared to 405 shopping centers at the end of 2006. We identify our shopping centers as either development properties or operating properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At December 31, 2007, on a Combined Basis, we were developing 49 properties, as compared to 47 properties at the end of 2006.

Our revenues increased by $34.5 million, or 8% to $451.5 million in 2007 as summarized in the following table (in thousands):

	2007	2006	Change
Minimum rent	$320,323	294,728	25,595
Percentage rent	4,661	4,428	233
Recoveries from tenants	93,460	86,007	7,453
Management, acquisition, and other fees	33,064	31,805	1,259

Total revenues	$451,508	416,968	34,540

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, (ii) new minimum rent generated from recent shopping center acquisitions, and (iii) recently completed shopping center developments commencing operations in the current year net of properties sold. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, acquisition and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2007	2006	Change
Asset management fees	$11,021	5,977	5,044
Property management fees	13,865	11,041	2,824
Leasing commissions	2,319	2,210	109
Acquisition and financing fees	5,055	11,683	(6,628)
Other fees	804	894	(90)

	$33,064	31,805	1,259

Property management fees increased in 2007 as a result of providing property management services to MCWR-DESCO and the Fund. Asset management fees were higher in 2007 because the agreement to provide asset management services to MCWR II did not commence until December 2006; and the closing and related commencement of the agreements with the Fund did not occur until December 2006. Acquisition and financing fees earned in 2007 include a $3.2 million acquisition fee from MCWR-DESCO related to the acquisition of 32 retail centers described above. Acquisition and financing fees earned in 2006 include fees earned as part of the acquisition of the First Washington portfolio by MCWR II.

Our operating expenses increased by $17.4 million, or 7%, to $256.8 million in 2007 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2007	2006	Change
Operating, maintenance and real estate taxes	$102,846	93,777	9,069
General and administrative	50,580	45,495	5,085
Depreciation and amortization	93,257	84,160	9,097
Other expenses, net	10,081	15,928	(5,847)

Total operating expenses	$256,764	239,360	17,404

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions and recently completed developments commencing operations in the current year, and to general price increases incurred by the operating properties, net of properties sold. On average, approximately 80% of these costs are recovered from our tenants through reimbursements included in our revenues.

The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation, in addition to, increased staffing and recruiting costs to manage the growth in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to acquisitions and recently completed developments commencing operations in the current year, net of properties sold.

The decrease in other expenses is related to lower income tax expense incurred by Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary. RRG is subject to federal and state income taxes and files separate tax returns.

The following table presents the change in interest expense from 2007 to 2006 (in thousands):

	2007	2006	Change
Interest on the Line	$10,117	7,557	2,560
Interest on notes payable	110,880	100,397	10,483
Capitalized interest	(35,424)	(23,952)	(11,472)
Interest income	(3,079)	(4,232)	1,153

	$82,494	79,770	2,724

Interest expense on the Line and notes payable increased during 2007 by $13.0 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in June 2007, increased development activity and the acquisition of shopping centers. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of investments in real estate partnerships (co-investment partnerships or joint ventures) increased $15.5 million during 2007 as follows (in thousands):

	Ownership	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$9,871	4,747	5,124
Macquarie CountryWide Direct (MCWR I)	25.00%	457	615	(158)
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(3,236)	(7,005)	3,769
Macquarie CountryWide-Regency III (MCWR II)	24.95%	67	(38)	105
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(465)	—	(465)
Columbia Regency Retail Partners (Columbia)	20.00%	2,440	2,350	90
Cameron Village LLC (Columbia)	30.00%	(74)	(119)	45
Columbia Regency Partners II (Columbia)	20.00%	189	62	127
RegCal, LLC (RegCal)	25.00%	662	517	145
Regency Retail Partners (the Fund)	20.00%	326	7	319
Other investments in real estate partnerships	50.00%	7,856	1,444	6,412

Total		$18,093	2,580	15,513

The increase in our equity in income (loss) of investments in real estate partnerships is primarily related to growth in rental income generally realized in all of the joint venture portfolios and higher gains from the sale of shopping centers sold by MCWR I, as well as, the sale of a shopping center owned by a joint venture classified above in Other investments.

Gains from the sale of real estate were $52.2 million in 2007 as compared to $65.6 million in 2006. Included in 2007 gains are $8.9 million in gains from the sale of 28 out-parcels for net proceeds of $59.2 million, $42.8 million from the sale of six properties in development to a joint venture for net proceeds of $102.8 million; and a $2.2 million gain related to the partial sale of our interest in the Fund as discussed previously. Included in 2006 gains are $20.2 million in gains from the sale of 30 out-parcels for net proceeds of $53.5 million, $35.9 million from the sale of six shopping centers to co-investment partnerships for net proceeds of $122.7 million; as well as a $9.5 million gain related to the partial sale of our interest in MCWR II as previously discussed. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

Income from discontinued operations was $27.5 million for the year ended December 31, 2007 related to two operating properties and four development properties sold to unrelated parties for net proceeds of $109.0 million. Income from discontinued operations was $64.0 million for the year ended December 31, 2006 related to eight operating properties and three development properties sold to unrelated parties for net proceeds of $149.6 million and to the operations of shopping centers sold or classified as held-for-sale in 2006 and 2007. In compliance with Statement 144, if we sell an asset in the current year, we are required to re-present its operations into discontinued operations for all prior periods. This practice results in a re-presentation of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net income taxes totaling $2.0 million for the year ended December 31, 2007.

Net income for common unit holders decreased $16.1 million to $185.6 million in 2007 as compared with $201.7 million in 2006 primarily related to lower gains recognized from the sale of real estate in 2007. Diluted earnings per unit was $2.65 in 2007 as compared to $2.89 in 2006 or 8% lower.

Results from Operations

Comparison of the years ended December 31, 2006 to 2005:

At December 31, 2006, on a Combined Basis, we were operating or developing 405 shopping centers, as compared to 393 shopping centers at the end of 2005. At December 31, 2006, on a Combined Basis, we were developing 47 properties, as compared to 31 properties at the end of 2005.

Our revenues increased by $33.3 million, or 9%, to $417.0 million in 2006 as summarized in the following table (in thousands):

	2006	2005	Change
Minimum rent	$294,728	273,382	21,346
Percentage rent	4,428	4,364	64
Recoveries from tenants	86,007	77,858	8,149
Management, acquisition, and other fees	31,805	28,019	3,786

Total revenues	$416,968	383,623	33,345

The increase in revenues was primarily related to higher minimum rent from growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, and from new minimum rent generated from recently completed developments commencing operations in the current year net of properties sold. Recoveries from tenants, which represent reimbursements from tenants for their pro-rata share of the operating expenses that we incur to operating our shopping centers, increased 10.5% during 2006 directly related to a 16.6% increase in our operating expenses.

We earn fees for asset management, property management, leasing, investing, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2006	2005	Change
Asset management fees	$5,977	5,106	871
Property management fees	11,041	7,283	3,758
Leasing commissions	2,210	—	2,210
Acquisition and financing fees	11,683	14,430	(2,747)
Other fees	894	1,200	(306)

	$31,805	28,019	3,786

Property management fees increased in 2006 as a result of managing the First Washington Portfolio acquisition for MCWR II for an entire 12 months during 2006 as compared to seven months during 2005. This also resulted in higher leasing commissions earned during 2006. Acquisition and financing fees were lower in 2006 due to a lower level of acquisition activity in 2006 as compared to 2005. Fees earned in 2005 were primarily related to the acquisition of the First Washington Portfolio by MCWR II. During 2006, we earned additional fees from MCWR II for achieving certain income performance results related to the First Washington Portfolio.

Our operating expenses increased by $34.1 million, or 17%, to $239.4 million in 2006 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2006	2005	Change
Operating, maintenance and real estate taxes	$93,777	87,987	5,790
General and administrative	45,495	37,815	7,680
Depreciation and amortization	84,160	76,698	7,462
Other expenses, net	15,928	2,759	13,169

Total operating expenses	$239,360	205,259	34,101

The increase in operating, maintenance, and real estate taxes was primarily due to shopping center developments that were recently completed and did not incur operating expenses for a full 12 months during the previous year, and to general price increases incurred by the operating properties, net of properties sold. On average, approximately 80% of these costs are recovered from our tenants as expense reimbursements and included in our revenues.

The increase in general and administrative expense is related to additional salary costs for new employees hired to manage the First Washington Portfolio under a property management agreement with MCWR II, as well as, staffing increases related to increases in our shopping center development program.

The increase in depreciation and amortization expense is primarily related to new development properties recently completed and placed in service in the current year, net of properties sold, or if placed in service in the previous year, were not operational for a full 12 months.

The increase in other expenses pertains to an increase in the income tax provision of RRG, our taxable REIT subsidiary, from $4.1 million in 2005 to $11.8 million in 2006. RCLP also incurred intangible taxes of $1.8 million in 2006 as compared to $352,416 in 2005.

The following table presents the change in interest expense from 2006 to 2005:

	2006	2005	Change
Interest on the Line	$7,557	8,633	(1,076)
Interest on notes payable	100,397	92,658	7,739
Capitalized interest	(23,952)	(12,400)	(11,552)
Interest income	(4,232)	(2,361)	(1,871)

	$79,770	86,530	(6,760)

Interest expense on the Line and notes payable increased due to higher outstanding balances on the Line during the year associated with an increase in properties in development and the acquisitions purchased in 2006. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of investments in real estate partnerships (co-investment partnerships or joint ventures) increased $5.5 million to $2.6 million in 2006 as follows (in thousands):

	Ownership	2006	2005	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$4,747	1,601	3,146
Macquarie CountryWide Direct (MCWR I)	25.00%	615	578	37
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(7,005)	(11,228)	4,223
Macquarie CountryWide-Regency III (MCWR II)	24.95%	(38)	(47)	9
Columbia Regency Retail Partners (Columbia)	20.00%	2,350	4,241	(1,891)
Cameron Village LLC (Columbia)	30.00%	(119)	(98)	(21)
Columbia Regency Partners II (Columbia)	20.00%	62	63	(1)
RegCal, LLC (RegCal)	25.00%	517	609	(92)
Regency Retail Partners (the Fund)	20.00%	7	—	7
Other investments in real estate partnerships	50.00%	1,444	1,373	71

Total		$2,580	(2,908)	5,488

The increase was primarily a result of MCWR II earning revenues for a full year from the First Washington Portfolio as compared to seven months during 2005. MCWR I recorded higher gains from the sale of real estate during 2006 as compared to 2005. Columbia recorded lower gains from the sale of real estate during 2006 as compared to 2005.

Gains from the sale of real estate were $65.6 million in 2006 as compared to $19.0 million in 2005. Included in 2006 are gains of $20.2 million from the sale of 30 out-parcels for net proceeds of $53.5 million, $35.9 million from the sale of six shopping centers to co-investment partnerships for net proceeds of $122.7 million; and a $9.5 million gain related to the partial sale of our interest in MCWR II as discussed previously. Included in 2005 are gains of $8.7 million in gains from the sale of 26 out-parcels for net proceeds of $29.0 million and $10.3 million in gains related to the sale of three development properties and one operating property. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

We review our real estate portfolio for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset. We determine whether impairment has occurred by comparing the property’s carrying value to an estimate of fair value based upon methods described in our Critical Accounting Policies. In the event a property is impaired, we write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for- sale” assets. During 2006 and 2005 we established provisions for loss of $500,000 and $550,000, respectively, to adjust operating properties to their estimated fair values.

Income from discontinued operations was $64.0 million in 2006 related to eight operating and three development properties sold to unrelated parties for net proceeds of $149.6 million. Income from discontinued operations was $66.4 million in 2005 related to nine operating and five development properties sold to unrelated parties for net proceeds of $175.2 million and to the operations of shopping centers sold or classified as held-for-sale in 2006 and 2005. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes totaling $3.6 million for the year ended December 31, 2005.

Net income for common unit holders increased $52.5 million to $201.7 million in 2006 as compared with $149.2 million in 2005 primarily related to increases in revenues described above and higher gains recognized from sale of real estate. Diluted earnings per unit was $2.89 in 2006 as compared to $2.23 in 2005 or 30% higher.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.4 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recently inflation has been increasing and may become a greater concern within the current economy. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two components of interest-rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 55 basis points. LIBOR rates charged on the Line change monthly. Based upon our current Line balance, a 1% increase in LIBOR would equate to an additional $2.1 million of interest costs per year. The spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Line would increase resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We do not enter into derivative or interest-rate transactions for speculative purposes. We have approximately $428.1 million of fixed rate debt maturing in 2010 and 2011, which includes $400.0 million of unsecured long-term debt. During 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. The Partnership designated these swaps as cash flow hedges to fix the future interest rates on the $400.0 million of financing expected to occur in 2010 and 2011.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2007, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$23,510	57,026	181,009	254,963	253,893	1,024,254	1,794,655	1,288,052
Average interest rate for all fixed rate debt	6.42%	6.37%	6.14%	5.80%	5.57%	5.54%	—	—
Variable rate LIBOR debt	$162	5,659	—	208,000	—	—	213,821	213,821
Average interest rate for all variable rate debt	5.41%	5.41%	5.41%	—	—	—	—	—

As the table incorporates only those exposures that exist as of December 31, 2007, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented above has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

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

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the Board of Directors of Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants

Jacksonville, Florida

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the Board of Directors of Regency Centers Corporation:

We have audited Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Certified Public Accountants

Jacksonville, Florida

February 29, 2008

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands, except unit data)

	2007	2006
Assets
Real estate investments at cost (notes 2, 3, 4, and 12):
Land	$968,859	862,851
Buildings and improvements	2,090,497	1,963,634

	3,059,356	2,826,485
Less: accumulated depreciation	497,498	427,389

	2,561,858	2,399,096
Properties in development	905,929	615,450
Operating properties held for sale	—	25,608
Investments in real estate partnerships	432,910	434,090

Net real estate investments	3,900,697	3,474,244

Cash and cash equivalents	18,668	34,046
Notes receivable (note 5)	44,543	19,988
Tenant receivables, net of allowance for uncollectible accounts of $2,482 and $3,532 at December 31, 2007 and 2006, respectively	75,441	67,162
Deferred costs, less accumulated amortization of $43,470 and $36,227 at December 31, 2007 and 2006, respectively	52,784	40,989
Acquired lease intangible assets, less accumulated amortization of $14,914 and $10,511 at December 31, 2007 and 2006, respectively (note 6)	17,228	12,315
Other assets	33,651	23,041

	$4,143,012	3,671,785

Liabilities and Partners’ Capital
Liabilities:
Notes payable (note 7)	1,799,975	1,454,386
Unsecured line of credit (note 7)	208,000	121,000
Accounts payable and other liabilities	164,479	140,940
Acquired lease intangible liabilities, less accumulated accretion of $6,371 and $4,331 at December 31, 2007 and 2006, respectively (note 6)	10,354	7,729
Tenants’ security and escrow deposits	11,436	10,517

Total liabilities	2,194,244	1,734,572

Limited partners’ interest in consolidated partnerships	18,392	17,797

Commitments and contingencies (notes 12 and 13)

Partners’ Capital (notes 8, 9, 10, and 11):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2007 and 2006	49,158	49,158
Preferred units of general partner, par value $0.01: 800,000 units issued and outstanding at December 31, 2007 and 2006, liquidation preference $250	275,000	275,000
General partner; 69,638,637 and 69,017,995 units outstanding at December 31, 2007 and 2006, respectively	1,614,302	1,591,634
Limited partners; 473,611 and 740,826 units outstanding at December 31, 2007 and 2006, respectively	10,832	16,941
Accumulated other comprehensive income (loss)	(18,916)	(13,317)

Total partners’ capital	1,930,376	1,919,416

	$4,143,012	3,671,785

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

(in thousands, except per unit data)

	2007	2006	2005
Revenues:
Minimum rent (note 12)	$320,323	294,728	273,382
Percentage rent	4,661	4,428	4,364
Recoveries from tenants	93,460	86,007	77,858
Management, acquisition and other fees	33,064	31,805	28,019

Total revenues	451,508	416,968	383,623

Operating expenses:
Depreciation and amortization	93,257	84,160	76,698
Operating and maintenance	56,930	50,981	49,429
General and administrative	50,580	45,495	37,815
Real estate taxes	45,916	42,796	38,558
Other expenses	10,081	15,928	2,759

Total operating expenses	256,764	239,360	205,259

Other expense (income):
Interest expense, net of interest income of $3,079, $4,232 and $2,361 in 2007, 2006 and 2005, respectively	82,494	79,770	86,530
Gain on sale of operating properties and properties in development	(52,215)	(65,600)	(18,971)

Total other expense (income)	30,279	14,170	67,559

Income before minority interests and equity in income of investments in real estate partnerships	164,465	163,438	110,805
Minority interest of limited partners	(990)	(4,863)	(263)
Equity in income (loss) of investments in real estate partnerships	18,093	2,580	(2,908)

Income from continuing operations	181,568	161,155	107,634

Discontinued operations, net (note 3):
Operating income from discontinued operations	1,964	4,776	12,121
Gain on sale of operating properties and properties in development	25,494	59,181	54,281

Income from discontinued operations	27,458	63,957	66,402

Net income	209,026	225,112	174,036

Preferred unit distributions	(23,400)	(23,400)	(24,849)

Net income for common unit holders	$185,626	201,712	149,187

Income per common unit—basic (note 11):
Continuing operations	$2.26	1.98	1.24
Discontinued operations	0.39	0.93	1.01

Net income for common unit holders per unit	$2.65	2.91	2.25

Income per common unit—diluted (note 11):
Continuing operations	$2.26	1.97	1.23
Discontinued operations	0.39	0.92	1.00

Net income for common unit holders per unit	$2.65	2.89	2.23

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Restricted Stock Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2004	$101,762	1,520,852	30,775	(16,844)	(5,291)	1,631,254
Comprehensive income (note 8):
Net income	8,105	162,647	3,284	—	—	174,036
Loss on settlement of derivative instruments	—	—	—	—	(7,310)	(7,310)
Amortization of loss on derivative instruments	—	—	—	—	909	909

Total comprehensive income						167,635
Redemption of preferred units	(52,604)	—	—	—	—	(52,604)
Cash distributions to partners	—	(143,755)	(2,917)	—	—	(146,672)
Preferred unit distribution	(8,105)	(16,744)	—	—	—	(24,849)
Series 5 Preferred units issued (note 9)	—	75,000	—	—	—	75,000
Reclassification of unearned deferred compensation upon adoption of FAS 123(R)	—	(16,844)	—	16,844	—	—
Regency Restricted Stock issued, net of amortization (note 10)	—	16,955	—	—	—	16,955
Common Units issued as a result of common stock issued by Regency, net of repurchases (note 9)	—	199,183	—	—	—	199,183
Common Units exchanged for common stock of Regency	—	6,386	(6,386)	—	—	—
Reallocation of limited partners’ interest	—	(3,163)	3,163	—	—	—

Balance at December 31, 2005	$49,158	1,800,517	27,919	—	(11,692)	1,865,902
Comprehensive income (note 8):
Net income	3,725	218,511	2,876	—	—	225,112
Amortization of loss on derivative instruments	—	—	—	—	1,306	1,306
Change in fair value of derivative instruments	—	—	—	—	(2,931)	(2,931)

Total comprehensive income						223,487
Cash distributions to partners	—	(163,311)	(2,642)	—	—	(165,953)
Preferred unit distribution	(3,725)	(19,675)	—	—	—	(23,400)
Regency Restricted Stock issued, net of amortization (note 10)	—	16,584	—	—	—	16,584
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	2,796	—	—	—	2,796
Common Units exchanged for common stock of Regency	—	21,495	(21,495)	—	—	—
Reallocation of limited partners’ interest	—	(10,283)	10,283	—	—	—

Balance at December 31, 2006	$49,158	1,866,634	16,941	—	(13,317)	1,919,416
Comprehensive income (note 8):
Net income	3,725	203,651	1,650	—	—	209,026
Amortization of loss on derivative instruments	—	—	—	—	1,306	1,306
Change in fair value of derivative instruments	—	—	—	—	(6,905)	(6,905)

Total comprehensive income						203,427
Cash distributions to partners	—	(183,395)	(1,571)	—	—	(184,966)
Preferred unit distribution	(3,725)	(19,675)	—	—	—	(23,400)
Regency Restricted Stock issued, net of amortization (note 10)	—	17,725	—	—	—	17,725
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	(1,826)	—	—	—	(1,826)
Common Units exchanged for common stock of Regency	—	8,607	(8,607)	—	—	—
Reallocation of limited partners’ interest	—	(2,419)	2,419	—	—	—

Balance at December 31, 2007	$49,158	1,889,302	10,832	—	(18,916)	1,930,376

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$209,026	225,112	174,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,508	87,413	84,449
Deferred loan cost and debt premium amortization	3,249	4,411	2,740
Stock based compensation	19,138	17,950	18,755
Minority interest of limited partners	990	4,863	263
Equity in (income) loss of investments in real estate partnerships	(18,093)	(2,580)	2,908
Net gain on sale of properties	(79,627)	(124,781)	(76,664)
Provision for loss on operating properties	—	500	550
Distribution of earnings from operations of investments in real estate partnerships	30,547	28,788	28,661
Hedge settlement	—	—	(7,310)
Changes in assets and liabilities:
Tenant receivables	(10,040)	(10,284)	(1,186)
Deferred leasing costs	(9,562)	(7,285)	(6,829)
Other assets	(15,861)	(3,508)	(13,426)
Accounts payable and other liabilities	2,101	(2,638)	(818)
Above and below market lease intangibles, net	(1,926)	(1,387)	(954)
Tenants’ security and escrow deposits	847	241	228

Net cash provided by operating activities	224,297	216,815	205,403

Cash flows from investing activities:
Acquisition of operating real estate	(63,117)	(19,337)	—
Development of real estate including acquisition of land	(625,412)	(404,836)	(326,662)
Proceeds from sale of real estate investments	270,981	455,972	237,135
Repayment (issuance) of notes receivable, net	545	14,770	(8,456)
Investments in real estate partnerships	(42,660)	(21,790)	(417,713)
Distributions received from investments in real estate partnerships	41,372	13,452	30,918

Net cash (used in) provided by investing activities	(418,291)	38,231	(484,778)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common stock issued by Regency	2,383	5,994	205,601
Repurchase of Regency stock and corresponding Common Units	—	—	(54,000)
Cash paid for conversion of Common Units by limited partner	(4,632)	(2,619)	(50)
Distributions to limited partners in consolidated partnerships, net	(23,400)	(23,400)	(23,453)
Distributions paid to preferred unit holders	(180,897)	(161,777)	(143,921)
Cash distributions to partners	—	—	72,716
Repayment of fixed rate unsecured notes	—	—	(100,000)
Proceeds from issuance of fixed rate unsecured notes	398,108	—	349,505
Proceeds (repayment) of unsecured line of credit, net	87,000	(41,000)	(38,000)
Proceeds from notes payable	—	—	10,000
Repayment of notes payable	(89,719)	(36,131)	(43,169)
Scheduled principal payments	(4,545)	(4,516)	(5,499)
Deferred loan costs	(5,682)	(9)	(3,217)

Net cash provided by (used in) financing activities	178,616	(263,458)	226,513

Net decrease in cash and cash equivalents	(15,378)	(8,412)	(52,862)

Cash and cash equivalents at beginning of the year	34,046	42,458	95,320

Cash and cash equivalents at end of the year	$18,668	34,046	42,458

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $35,424 $23,952, and $12,400 in 2007, 2006 and 2005, respectively)	$82,833	82,285	84,839

Regency common stock issued for partnership units exchanged	$8,607	21,495	6,386

Mortgage loans assumed for the acquisition of real estate, at fair value	$42,272	44,000	—

Real estate contributed as investments in real estate partnerships	$11,007	15,967	10,715

Notes receivable taken in connection with sales of properties in development and out-parcels	$25,099	490	12,370

Change in fair value of derivative instruments	$(6,905)	(2,931)	—

Common stock issued for dividend reinvestment plan	$4,070	3,804	2,752

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993, and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At December 31, 2007, the Partnership directly owned 232 retail shopping centers and held partial interests in an additional 219 retail shopping centers through investments in joint ventures.

Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiaries, and joint ventures in which the Partnership has a controlling interest. The equity interests of third parties held in the Partnership or its controlled joint ventures are included in the consolidated financial statements as preferred units or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Investments in real estate partnerships not controlled by the Partnership (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Partnership has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Partnership has concluded that the equity method of accounting is appropriate for these interests and they do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocation of losses. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(a)	Organization and Principles of Consolidation (continued)

Ownership of the Company

Regency has a single class of common stock outstanding and three series of preferred stock outstanding (“Series 3, 4, and 5 Preferred Stock”). The dividends on the Series 3, 4, and 5 Preferred Stock are cumulative and payable in arrears on the last day of each calendar quarter. The Company owns corresponding Series 3, 4, and 5 preferred unit interests (“Series 3, 4, and 5 Preferred Units”) in the Partnership that entitle the Company to income and distributions from the Partnership in amounts equal to the dividends paid on the Company’s Series 3, 4, and 5 Preferred Stock.

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors.

At December 31, 2007, the Company owned approximately 99% or 69,638,637 Partnership Units of the total 70,112,248 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Partnership Unit holders since both have equivalent rights and the Partnership Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

(b)	Revenues

The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. The Partnership makes estimates of the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Partnership’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. As part of the leasing process, the Partnership may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized as part of the building, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Partnership is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(b)	Revenues (continued)

considered during this evaluation include, among others, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when the Partnership is the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is when the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

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

The Partnership accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). In summary, profits from sales will not be recognized under the full accrual method by the Partnership unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Partnership’s receivable, if applicable, is not subject to future subordination; the Partnership has transferred to the buyer the usual risks and rewards of ownership; and the Partnership does not have substantial continuing involvement with the property.

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

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheets and are accounted for in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”). In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(c)	Real Estate Investments (continued)

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. At December 31, 2007 and 2006, the Partnership had capitalized pre-development costs of $22.7 million and $23.3 million, respectively of which $10.8 million and $10.0 million, respectively were refundable deposits.

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

Depreciation is computed using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, the shorter of the useful life or the lease term for tenant improvements, and three to seven years for furniture and equipment.

The Partnership and the unconsolidated joint ventures allocate the purchase price of assets acquired (net tangible and identifiable intangible assets) and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations” (“Statement 141”). Statement 141 provides guidance on the allocation of a portion of the purchase price of a property to intangible assets. The Partnership’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building, and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and (iii) customer relationship value.

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

December 31, 2007

(c)	Real Estate Investments (continued)

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases. The value of below- market leases is accreted as an increase to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable. The Partnership does not allocate value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they do not provide incremental value over the Partnership’s existing relationships.

The Partnership follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property or a property in development as held-for-sale when the Partnership determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Partnership can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period.

In accordance with Statement 144, when the Partnership sells a property or classifies a property as held-for-sale and will not have significant continuing involvement in the operation of the property, the operations and cash flows of the property are eliminated from ongoing operations. Its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also re-presented to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(c)	Real Estate Investments (continued)

The Partnership reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Partnership determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as i) estimating future discounted cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality, and demand for new retail stores. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Partnership will write down the asset to fair value for “held-and-used” assets and to fair value less costs to sell for “held-for-sale” assets. During 2006 and 2005, the Partnership established a provision for loss of $500,000 and $550,000, respectively, based upon the criteria described above. If there was an impairment recorded on properties subsequently sold to third parties it would be included in operating income from discontinued operations.

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

The net book basis of real estate assets exceeds the tax basis by approximately $161.2 million and $158.4 million at December 31, 2007 and 2006, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(d)	Income Taxes (continued)

The following summarizes the tax status of Regency’s dividends paid during the respective years:

	2007	2006	2005
Dividend per share	$2.64	2.38	2.20
Ordinary income	85%	64%	79%
Capital gain	11%	21%	11%
Unrecaptured Section 1250 gain	4%	15%	10%

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense consists of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Income tax expense
Current	$5,069	10,256	4,980
Deferred	530	1,516	(891)

Total income tax expense	$5,599	11,772	4,089

Income tax expense is included in either other expenses if the related income is from continuing operations or discontinued operations on the consolidated statements of operations as follows for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Income tax expense from:
Continuing operations	$3,597	11,772	494
Discontinued operations	2,002	—	3,595

Total income tax expense	$5,599	11,772	4,089

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income for the years ended December 31, 2007 and 2006, respectively and 34% for the year ended December 31, 2005 as follows (in thousands):

	2007	2006	2005
Computed expected tax expense	$3,974	4,094	3,304
Increase in income tax resulting from state taxes	443	456	368
All other items	1,182	7,222	417

Total income tax expense	$5,599	11,772	4,089

All other items principally represent the tax effect of gains associated with the sale of properties to unconsolidated ventures.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(d)	Income Taxes (continued)

RRG had net deferred tax assets of $8.8 million and $9.7 million at December 31, 2007 and 2006, respectively. The majority of the deferred tax assets relate to deferred interest expense and tax costs capitalized on projects under development. No valuation allowance was provided and the Partnership believes it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Partnership adopted this Interpretation effective January 1, 2007. The Partnership does not have any material unrecognized tax benefits; therefore, the adoption of FIN 48 did not have a material impact on the Partnership’s consolidated financial statements. The Partnership believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2003 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $41.2 million and $33.3 million at December 31, 2007 and 2006, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $11.6 million and $7.7 million at December 31, 2007 and 2006, respectively.

(f)	Earnings per Unit and Treasury Stock

The Partnership calculates earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted earnings per unit reflects the conversion of obligations and the assumed exercises of securities including the effects of units issuable under the Company’s share-based payment arrangements, if dilutive. See Note 11 for the calculation of earnings per unit (“EPU”).

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(f)	Earnings per Unit and Treasury Stock (continued)

Repurchases of the Company’s common stock are recorded at cost and are reflected as Treasury stock in the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and recorded in General Partner Preferred and Common Units of the Partnership’s consolidated statements of changes in partners’ capital and comprehensive income (loss). Outstanding shares do not include treasury shares. Concurrent with the Treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

(g)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At December 31, 2007 and 2006, $8.0 million and $2.3 million of the cash available was restricted, respectively.

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

Regency grants stock-based compensation to its employees and directors. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership including stock options. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other share-based awards granted under Regency’s Long-Term Omnibus Plan (the “Plan”). Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

The Partnership recognizes stock-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”). The Partnership adopted Statement 123(R) effective January 1, 2005 by applying the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 10 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

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

The Partnership’s portfolio is located throughout the United States; however, management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or measuring performance. The Partnership reviews operating and financial data for each property on an individual basis; therefore, the Partnership defines an operating segment as its individual properties. No individual property constitutes more than 10% of the Partnership’s combined revenue, net income or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. In addition, no single tenant accounts for 6% or more of revenue and none of the shopping centers are located outside the United States.

(k)	Derivative Financial Instruments

The Partnership adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activites”. Statement 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps. The Partnership designates these interest rate swaps as cash flow hedges.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

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

At December 31, 2007, the Partnership held a majority interest in four consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $10.2 million at December 31, 2007. Their related carrying value is $5.7 million and $1.3 million as of December 31, 2007 and 2006, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheets. The Partnership has no other financial instruments that are affected by Statement 150.

(m)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). This Statement, among other things, establishes accounting and reporting standards for a parent company’s interest in a subsidiary. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Partnership is currently evaluating the impact of adopting the statement.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The impact on the Company will be reflected at the time of any acquisition which meets the requirement.

In November 2007, the EITF issued Issue No. 07-6 “Accounting for the Sale of Real Estate to the Requirements of FASB Statement No. 66, Accounting for the Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 is applicable to investors who enter into an arrangement to create a jointly owned entity, one investor sells real estate to that entity, and a buy-sell clause is included. This EITF is effective for new arrangements entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Partnership is currently evaluating the impact of adopting this EITF.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“Statement 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under Statement 123(R). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended Statement 157 with FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. Although Statement 157 will require remeasurements of the derivative financial instruments, the Partnership does not believe adoption of this Statement will have a material effect on its consolidated financial statements for either financial or nonfinancial assets or liabilities.

(n)	Reclassifications

Certain reclassifications have been made to the 2006 and 2005 amounts to conform to classifications adopted in 2007.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

2.	Real Estate Investments

During 2007, the Partnership acquired five shopping centers for a purchase price of $106.0 million which included the assumption of $42.3 million in debt, recorded net of a $1.2 million debt discount. Acquired lease intangible assets and acquired lease intangible liabilities of $9.3 million and $4.7 million, respectively, were recorded for these acquisitions. During 2006, the Partnership acquired one shopping center for a purchase price of $63.1 million which included the assumption of $44.0 million in debt. In accordance with Statement 141, acquired lease intangible assets and acquired lease intangible liabilities of $6.1 million and $5.0 million, respectively were recorded for this acquisition. The acquisitions in 2007 and 2006 were accounted for as purchase business combinations and their results of operations are included in the consolidated financial statements from the date of acquisition.

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

During 2007, the Partnership sold 100% of its interest in six properties for net proceeds of $109.0 million. The combined operating income and gain from these properties were reclassified to discontinued operations. The revenues from properties included in discontinued operations, includes properties sold in 2007, 2006, and 2005, and operating properties held-for-sale, were $4.4 million, $15.4 million, and $32.7 million, for the three years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, the Partnership did not have any properties classified as held-for-sale. The operating income and gains from properties included in discontinued operations are reported net income taxes, if the property is sold by RRG and, are summarized as follows for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007		2006		2005
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$2,049	27,411	4,776	59,181	12,304	57,693
Less: Income taxes	85	1,917	—	—	183	3,412

Discontinued operations, net	$1,964	25,494	4,776	59,181	12,121	54,281

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

4.	Investments in Real Estate Partnerships

The Partnership accounts for all investments in which it owns 50% or less and does not have a controlling financial interest using the equity method. The Partnership has determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore are subject to the voting interest model in determining its basis of accounting. Major decisions, including property acquisitions and dispositions, financings, annual budgets, and dissolution of the ventures are subject to the approval of all partners. The Partnership’s investment in these partnerships was $432.9 million and $434.1 million at December 31, 2007 and 2006, respectively. The difference between the carrying amount of these investments and the underlying equity in net assets was $17.8 million and $18.1 million at December 31, 2007 and 2006, respectively. This amount is accreted to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Cash distributions of normal operating earnings from investments in real estate partnerships are presented in cash flows from operations in the consolidated statements of cash flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows from investing activities in the consolidated statements of cash flows.

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and a recently formed open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Partnership earning its pro-rata share of net income (loss) in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, leasing, investing, and financing services. During 2007, 2006 and 2005, the Partnership recorded fees from these joint ventures of $32.3 million, $30.9 million and $26.8 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of December 31, 2007, Columbia owned 28 shopping centers, had total assets of $648.2 million and net income of $12.7 million for the year then ended of which the Partnership’s share of the venture’s total assets and net income was $142.1 million and $2.6 million, respectively. During 2007, Columbia acquired eight shopping centers from third parties for $88.7 million. The Partnership contributed $9.3 million for its proportionate share of the purchase price, which was net of $15.2 million of assumed mortgage debt and $31.1 million in financing obtained by Columbia. During 2006 Columbia acquired four shopping centers from third parties for $97.0 million. The Partnership contributed $9.6 million for its proportionate share of the purchase price, which was net of $36.4 million of assumed mortgage debt and $13.3 million of financing obtained by Columbia.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

4.	Investments in Real Estate Partnerships (continued)

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has an ownership interest of 25%. As of December 31, 2007, RegCal owned eight shopping centers, had total assets of $167.3 million and net income of $2.8 million for the year then ended of which the Partnership’s share of the venture’s total assets and net income was $41.8 million and $662,217, respectively. During 2007, CalSTRS sold one shopping center to an unrelated party for $13.2 million for a gain of $1.4 million. During 2006, RegCal acquired two shopping centers from unrelated parties for a purchase price of $37.3 million. The Partnership contributed $4.1 million for its proportionate share of the purchase price, which was net of financing obtained by RegCal.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR I”), two in which it has an ownership interest of 24.95% (collectively, “MCWR II”), and one in which it has an ownership interest of 16.35% (“MCWR-DESCO”).

As of December 31, 2007, MCWR I owned 42 shopping centers, had total assets of $612.0 million, and net income of $32.7 million for the year then ended of which the Partnership’s share of the venture’s total assets and net income was $153.1 million and $10.3 million, respectively. During 2007, MCWR I purchased one shopping center from a third party for $23.0 million, net of $10.8 million of assumed mortgage debt, and the Partnership contributed $2.2 million for its pro-rata share of the purchase price. During 2007, MCWR I sold nine shopping centers to unrelated parties for $137.4 million for a gain of $22.6 million. During 2006 MCWR I purchased one shopping center from a third party for $25.0 million. The Partnership contributed $748,466 for its proportionate share of the purchase price, which was net of $12.5 million of assumed mortgage debt and $10.4 million in 1031 proceeds. During 2006, MCWR I sold two shopping centers to unrelated parties for $28.0 million for a gain of $7.8 million.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

4.	Investments in Real Estate Partnerships (continued)

As of December 31, 2007, MCWR II owned 96 shopping centers, had total assets of $2.6 billion and recorded a net loss of $13.1 million for the year ended and the Partnership’s share of the venture’s total assets and net loss was $651.0 million and $3.2 million, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. During 2007, MCWR II sold one shopping center to an unrelated party for $13.5 million and recognized a gain of $560,169. During 2006, MCWR II acquired four development properties from the Partnership for a net sales price of $62.4 million and Regency received cash of $58.4 million. During 2006, MCWR II sold eight shopping centers for $122.4 million to unrelated parties for a gain of $1.5 million.

On August 10, 2007, MCWR-DESCO closed on the acquisition of 32 retail centers for a purchase price of approximately $396.2 million including debt of approximately $209.5 million. The Partnership contributed $29.7 million to the venture for its pro-rata share of the purchase price for its 16.35% equity ownership. MCWR-DESCO had total assets of $419.9 million and a net loss of $3.3 million since inception, primarily related to depreciation and amortization expense. The Partnership’s share of the venture’s total assets and net loss was $68.7 million and $465,028, respectively.

In December 2006, RCLP formed Regency Retail Partners (the “Fund”), an open-end, infinite-life investment fund in which its ownership interest was 26.8%. During the first quarter, the Partnership reduced its ownership interest to 20% with the admission of additional partners into the Fund and recognized a gain of $2.2 million that had previously been deferred. The Fund has the exclusive right to acquire all RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria. As of December 31, 2007, the Fund owned seven shopping centers, had total assets of $209.0 million and recorded net income of $1.2 million for the year ended of which the Partnership’s share of the venture’s total assets and net income was $41.7 million and $325,861, respectively. During 2007, the Fund acquired six community shopping centers from the Partnership for a sales price of $126.4 million or $102.8 million on a net basis. As part of the transaction the Partnership provided a short-term note receivable to the Fund of $12.1 million, which the Fund repaid in January 2008. The Partnership recognized a gain of $42.8 million after excluding its ownership interest.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

4.	Investments in Real Estate Partnerships (continued)

Our investments in real estate partnerships as of December 31, 2007 and 2006 consist of the following (in thousands):

	Ownership	2007	2006
Macquarie CountryWide-Regency (MCWR I)	25.00%	$40,557	60,651
Macquarie CountryWide Direct (MCWR I)	25.00%	6,153	6,822
Macquarie CountryWide-Regency II (MCWR II)	24.95%	214,450	234,378
Macquarie CountryWide-Regency III (MCWR II)	24.95%	812	1,140
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	29,478	—
Columbia Regency Retail Partners (Columbia)	20.00%	33,801	36,096
Cameron Village LLC (Columbia)	30.00%	20,364	20,826
Columbia Regency Partners II (Columbia)	20.00%	20,326	11,516
RegCal, LLC (RegCal)	25.00%	17,110	18,514
Regency Retail Partners (the Fund) (1)	20.00%	13,296	5,139
Other investments in real estate partnerships	50.00%	36,563	39,008

Total		$432,910	434,090

(1)	At December 31, 2006, RCLP’s ownership interest in the Fund was 26.8%.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

4.	Investments in Real Estate Partnerships (continued)

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	December 31,	December 31,
	2007	2006
Investment in real estate, net	$4,422,533	4,029,389
Acquired lease intangible assets, net	197,495	200,835
Other assets	147,525	135,451

Total assets	4,767,553	4,365,675

Notes payable	2,719,473	2,435,229
Acquired lease intangible liabilities, net	86,031	69,336
Other liabilities	83,734	70,295
Members’ capital	1,878,315	1,790,815

Total liabilities and equity	$4,767,553	4,365,675

Unconsolidated investments in real estate partnerships had notes payable of $2.7 billion and $2.4 billion as of December 31, 2007 and 2006, respectively and the Partnership’s proportionate share of these loans was $653.3 million and $610.8 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s liability does not extend beyond its ownership percentage of the joint venture.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

4.	Investments in Real Estate Partnerships (continued)

The revenues and expenses for the unconsolidated investments on a combined basis for the years ended December 31, 2007, 2006, and 2005 are summarized as follows (in thousands):

	2007	2006	2005
Total revenues	$452,068	413,642	303,448

Operating expenses:
Depreciation and amortization	176,597	173,812	145,669
Operating and maintenance	64,917	57,844	42,206
General and administrative	9,893	6,839	6,119
Real estate taxes	53,845	48,983	33,726

Total operating expenses	305,252	287,478	227,720

Other expense (income):
Interest expense, net	135,760	125,378	83,352
Gain on sale of real estate	(38,165)	(9,225)	(9,499)
Other loss (income)	138	162	(356)

Total other expense (income)	97,733	116,315	73,497

Net income	$49,083	9,849	2,231

5.	Notes Receivable

The Partnership has notes receivable outstanding of $44.5 million and $20.0 million at December 31, 2007 and 2006, respectively. The notes bear interest ranging from LIBOR plus 175 basis points to 8.50% with maturity dates through November 2014. Of the $44.5 million notes receivable outstanding as of December 31, 2007, $12.1 million was outstanding to the “Fund” in which the Partnership owns 20%. The loan was provided to the Fund in order to facilitate the Partnership’s sale of a shopping center to the Fund during December 2007. The loan represented 60% of the sales price of the shopping center sold and the Fund was in receipt of a permanent loan commitment from a third party lender at the sale date. On January 28, 2008, the Fund repaid the note in full.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

6.	Acquired Lease Intangibles

The Partnership has acquired lease intangible assets of $17.2 million and $12.3 million at December 31, 2007 and 2006, respectively, of which $16.7 million and $11.7 million, respectively relates to in-place leases. These in-place leases have a remaining weighted average amortization period of 7.5 years and the aggregate amortization expense recorded for these in-place leases was $4.3 million, $3.8 million, and $4.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Partnership has above-market lease intangible assets of $554,849 and $623,130 at December 31, 2007 and 2006, respectively. The remaining weighted average amortization period is 5.3 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was $114,623 and $81,753 for the years ended December 31, 2007 and 2006, respectively.

The Partnership has acquired lease intangible liabilities of $10.4 million and $7.7 million as of December 31, 2007 and 2006, respectively. The remaining weighted average accretion period is 8.2 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was $2.0 million, $1.5 million, and $953,964 for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent, Net
2008	$2,929	1,570
2009	2,826	1,561
2010	2,580	1,021
2011	1,932	993
2012	1,836	930

7.	Notes Payable and Unsecured Line of Credit

The Partnership’s outstanding debt at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Notes Payable:
Fixed rate mortgage loans	$196,915	186,897
Variable rate mortgage loans	5,821	68,662
Fixed rate unsecured loans	1,597,239	1,198,827

Total notes payable	1,799,975	1,454,386
Unsecured Line of Credit	208,000	121,000

Total	$2,007,975	1,575,386

On June 5, 2007, RCLP completed the sale of $400.0 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the unsecured line of credit (the “Line”).

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

7.	Notes Payable and Unsecured Line of Credit (continued)

On February 12, 2007, RCLP entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term which expires in 2011 with a one-year extension at the Partnership’s option and the interest rate was reduced to LIBOR plus .55%. Contractual interest rates were 5.425% at December 31, 2007 and 6.125% at December 31, 2006 based on LIBOR plus .55% and .75%, respectively. The balance on the Line was $208.0 million and $121.0 million at December 31, 2007 and 2006, respectively. The spread paid on the Line is dependent upon the Partnership maintaining specific investment-grade ratings.

On December 5, 2007, Standard and Poor’s Rating Services raised Regency’s corporate credit and senior unsecured ratings to BBB+ from BBB. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus .40% effective January 1, 2008.

The Partnership is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Total Liabilities to Gross Asset Value (“GAV”) and Recourse Secured Debt to GAV, Fixed Charge Coverage, and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018. We intend to repay mortgage loans at maturity from proceeds from the Line. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.37%. The Partnership has one variable rate mortgage loan with an interest rate equal to LIBOR plus a spread of 100 basis points.

The fair value of the Partnership’s variable rate notes payable and the Line are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Partnership, the fair value of notes payable and the Line is approximately $1.5 billion at December 31, 2007.

As of December 31, 2007, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$4,270	19,402	23,672
2009	4,079	58,606	62,685
2010	4,038	176,971	181,009
2011 (includes the Line)	3,830	459,133	462,963
2012	4,043	249,850	253,893
Beyond 5 Years	9,549	1,014,705	1,024,254
Unamortized debt discounts, net	—	(501)	(501)

Total	$29,809	1,978,166	2,007,975

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

7.	Notes Payable and Unsecured Line of Credit (continued)

On February 26, 2008, the Partnership was notified by Wells Fargo Bank that they had received commitments from a group of banks, which in combination with their commitment will provide the Partnership with an estimated $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility will include a term loan amount of $227.7 million that will fund at closing plus a $113.8 million revolver component that is accessible by the Partnership at its discretion. The Term Facility will be subject to similar loan covenants that are contained within the Line and the Partnership’s other unsecured fixed rate loans. The term loan has a variable interest rate equal to LIBOR plus 105 basis points, and the revolver has a variable interest rate equal to LIBOR plus 110 basis points, both of which are subject to the Partnership’s current debt ratings. The Term Facility does not affect the Partnership’s existing $600.0 million Line commitment. The proceeds from the funding of the Term Facility will be used for general working capital purposes including the reduction of any debt balances, at our discretion. The Term Facility is expected to close during March 2008 subject to final terms and conditions.

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

On March 10, 2006, the Partnership entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. The Partnership designated these swaps as cash flow hedges to fix $400 million fixed rate financing expected to occur in 2010 and 2011. The change in fair value of these swaps from inception generated a liability of $9.8 million and $2.9 million at December 31, 2007 and 2006, respectively, which is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheets.

On April 1, 2005, the Partnership entered into three forward-starting interest rate swaps totaling $196.7 million with fixed rates of 5.029%, 5.05%, and 5.05% to fix the rate on unsecured notes issued in July 2005. On July 13, 2005, the Partnership settled the swaps with a payment to the counter-parties for $7.3 million. During 2003, the Partnership entered into two forward-starting interest rate swaps totaling $144.2 million to fix the rate on a refinancing in April 2004. On March 31, 2004, the Partnership settled these swaps with a payment to the counter-party for $5.7 million. The adjustment to interest expense recorded in 2007, 2006 and 2005 related to the settlement of these swaps is $1.3 million, $1.3 million and $908,311. The unamortized balance at December 31, 2007 is $9.1 million.

All of these swaps qualify for hedge accounting under Statement 133. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the Company’s statements of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statements of changes in partners’ capital and comprehensive income (loss). The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. Unrealized gains or losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

9.	Regency’s Stockholders’ Equity and Partners’ Capital

(a)	Preferred Units

At December 31, 2007 and 2006, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of December 31, 2007 are summarized as follows:

Units Outstanding	Amount Outstanding	Distribution Rate	Callable by Partnership	Exchangeable by Unit holder
500,000	$50,000,000	7.45%	09/29/09	01/01/16

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

(b)	Preferred Units of General Partner and Regency Preferred Stock

Terms and conditions of the three series of Preferred stock outstanding as of December 31, 2007 are summarized as follows:

Series	Shares Outstanding	Depositary Shares	Liquidation Preference	Distribution Rate	Callable By Partnership
Series 3	300,000	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	500,000	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	—	75,000,000	6.70%	08/02/10

	3,800,000	8,000,000	$275,000,000

In 2005, the Company issued three million shares, or $75.0 million, of 6.70% Series 5 Preferred Stock with a liquidation preference of $25 per share of which the proceeds were used to reduce the balance of the Line. The Series 3 and 4 depositary shares, which have a liquidation preference of $25, and the Series 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

(b)	Preferred Units of General Partner and Regency Preferred Stock (continued)

On January 1, 2008, the Company split each share of existing Series 3 and Series 4 Preferred Stock, each having a liquidation preference of $250 per share, and a redemption price of $250 per share into ten shares of Series 3 and Series 4 Stock, respectively, each having a liquidation preference of $25 per share and a redemption price of $25 per share. The Company then exchanged each Series 3 and 4 Depository Share into shares of New Series 3 and 4 Stock, respectively, which have the same dividend rights and other rights and preferences identical to the depositary shares.

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

The Partnership recorded stock-based compensation in general and administrative expenses in the consolidated statements of operation for the years ended December 31, 2007, 2006 and 2005 as follows, the components of which are further described below (in thousands):

	2007	2006	2005
Restricted stock	$17,725	16,584	16,955
Stock options	1,024	960	1,440
Directors’ fees paid in common stock	389	406	360

Total	$19,138	17,950	18,755

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). During the three years ended December 31, 2007, 2006, and 2005 compensation expense of $7.6 million, $6.9 million, and $6.9 million, respectively which is included above, specifically identifiable to development and leasing activities was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At December 31, 2007, there were approximately 2.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

10.	Stock-Based Compensation

Stock options are granted under the Plan with an exercise price equal to the stock’s price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder the right to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In January 2005, the Company acquired the “reload” rights of existing employees’ stock options from the option holders by granting 771,645 options for an exercise price of $51.36, the fair value on the date of grant, and granted 7,906 restricted shares representing value of $363,664, substantially canceling all of the “reload” rights on existing stock options. In March 2007, the Company acquired the “reload” rights of existing directors’ stock options from the option holders by granting 13,353 options for an average exercise price of $89.95, the fair value on the date of grant, and granted 1,654 restricted shares representing value of $148,725, therefore canceling all of their “reload” rights. These stock options and restricted shares vest 25% per year and are expensed ratably over a four-year period beginning in year of grant in accordance with Statement 123(R). Options granted under the reload buy-out plan do not earn dividend equivalents.

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

The Partnership believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted in the respective year:

	2007	2006	2005
Per share weighted average value of stock options	$8.27	8.35	5.91
Expected dividend yield	3.0%	3.8%	4.3%
Risk-free interest rate	4.7%	4.9%	3.7%
Expected volatility	19.8%	20.0%	18.0%
Expected term in years	2.4	2.1	4.4

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

10.	Stock-Based Compensation

The following table reports stock option activity during the year ended December 31, 2007:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2006	1,195,551	$48.90
Granted	17,793	88.49
Exercised	(479,862)	48.54
Forfeited	(15,537)	51.36
Expired	(384)	72.19

Outstanding – December 31, 2007	717,561	$50.05	6.9	$10,362

Vested and expected to vest - December 31, 2007	703,065	$50.08	6.9	$10,128

Exercisable - December 31, 2007	325,027	$46.88	6.9	$5,722

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $20.2 million, $17.3 million, and $7.2 million, respectively. As of December 31, 2007, there was $1.1 million of unrecognized compensation cost related to non-vested stock options granted under the Plan expected to be recognized through 2008. The Company received cash proceeds for stock option exercises of $2.4 million, $6.0 million, and $6.1 million for the years ended December 31, 2007, 2006, and 2005, respectively The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding unvested option activity during the period ended December 31, 2007:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	568,771	$5.90
Granted	17,793	8.78
2007 Vesting	(194,030)	6.00

Non-vested at December 31, 2007	392,534	$6.04

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

10.	Stock-Based Compensation (continued)

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

•

The 4-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures, and if such performance criteria are not met, the compensation cost previously recognized would be reversed.

•

Performance-based vesting grants are earned subject to future performance measurements, which include individual performance measures, annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Once the performance criteria are met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.

•

The 8-year cliff vesting grants fully vest at the end of the eighth year from the date of grant; however, as a result of the achievement of future performance, primarily growth in earnings, the vesting of these grants may be accelerated over a shorter term.

Performance-based vesting grants and 8-year cliff vesting grants are currently only granted to the Company’s senior management. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings growth from which it determines the amounts recognized as expense on a periodic basis. The Company determines the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model. Compensation expense is measured at the grant date and recognized over the vesting period.

The following table reports restricted stock activity during the period ended December 31, 2007:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2006	779,060		$51.67
Shares Granted	231,688		84.52
Shares Vested and Distributed	(368,235)		80.58
Shares Forfeited	(43,845)		66.90

Unvested at December 31, 2007	598,668	$38,608	$64.49

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

10.	Stock-Based Compensation (continued)

The weighted-average grant price for restricted stock granted during the years 2007, 2006 and 2005 was $84.52, $63.75 and $51.38, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2007, 2006 and 2005 was $29.7 million, $26.3 million and $16.5 million, respectively. As of December 31, 2007, there was $21.7 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the Company’s consolidated statements of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statements of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2011. The Company issues new restricted stock from its authorized shares available.

The Company maintains a 401 (k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $3,500 of their eligible compensation, is fully vested and funded as of December 31, 2007. Costs related to the matching portion of the plan were approximately $1.3 million, $1.1 million, and $603,415 for the years ended December 31, 2007, 2006 and 2005, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

11.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three years ended December 31, 2007, 2006, and 2005, respectively (in thousands except per unit data):

	2007	2006	2005
Numerator:
Income from continuing operations	$181,568	161,155	107,634
Discontinued operations	27,458	63,957	66,402

Net income	209,026	225,112	174,036
Less: Preferred unit distributions and original issuance	23,400	23,400	24,849

Net income for common unit holders	185,626	201,712	149,187
Less: Dividends paid on unvested restricted stock	842	978	1,109

Net income for common units holders - basic	184,784	200,734	148,078
Add: Dividends paid on Treasury Method restricted stock	49	164	216

Net income for common unit holders – diluted	$184,833	200,898	148,294

Denominator:
Weighted average common units outstanding for basic EPU	69,540	68,979	65,804
Incremental units to be issued under common stock options using the Treasury method	226	326	226
Incremental units to be issued under unvested restricted stock using the Treasury method	18	69	98
Incremental units to be issued under Forward Equity Offering using the Treasury method	—	—	149

Weighted average common units outstanding for diluted EPU	69,784	69,374	66,277
Income per common unit – basic
Income from continuing operations	$2.26	1.98	1.24
Discontinued operations	0.39	0.93	1.01

Net income for common unit holders per unit	$2.65	2.91	2.25

Income per common unit – diluted
Income from continuing operations	$2.26	1.97	1.23
Discontinued operations	0.39	0.92	1.00

Net income for common unit holders per unit	$2.65	2.89	2.23

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

12.	Operating Leases

Future minimum rents under noncancelable operating leases as of December 31, 2007, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants’ sales volume, are as follows (in thousands):

Year Ending December 31,	Amount
2008	$317,669
2009	299,663
2010	263,884
2011	225,945
2012	182,281
Thereafter	1,265,317

Total	$2,554,759

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 6% of the Partnership’s annualized future minimum rents.

The Partnership has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to RCLP to construct and/or operate a shopping center. In addition, the Partnership has non-cancelable operating leases pertaining to office space from which it conducts its business. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2007 (in thousands):

Year Ending December 31,	Amount
2008	$5,407
2009	5,339
2010	5,348
2011	5,325
2012	4,888
Thereafter	20,048

Total	$46,355

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

13.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations, or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $3.4 million, all of which has been reserved. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

14.	Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Revenues as originally reported	$106,715	108,760	116,980	119,796
Reclassified to discontinued operations	(301)	(229)	(213)	—

Adjusted Revenues	$106,414	108,531	116,767	119,796

Net income for common unit holders	$52,616	44,797	37,271	50,942

Net income per unit:
Basic	$0.75	0.64	0.53	0.73

Diluted	$0.75	0.64	0.53	0.72

2006:
Revenues as originally reported	$103,314	109,163	105,054	109,463
Reclassified to discontinued operations	(3,524)	(3,763)	(2,437)	(302)

Adjusted Revenues	$99,790	105,400	102,617	109,161

Net income for common unit holders	$67,036	32,620	39,885	62,171

Net income per unit:
Basic	$0.97	0.47	0.57	0.89

Diluted	$0.97	0.47	0.57	0.89

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2007

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost					Total Cost Net of Accumulated Depreciation
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
4S COMMONS TOWN CENTER	28,009	32,692	6,003	30,760	35,944	—	66,704	1,819	64,885	—
ALDEN BRIDGE	12,937	10,146	1,917	13,810	11,190	—	25,000	2,955	22,045	9,528
ANTHEM MARKETPLACE	6,846	13,563	(58)	6,714	13,637	—	20,351	2,081	18,270	—
ASHBURN FARM MARKET CENTER	9,869	4,747	(11)	9,835	4,770	—	14,605	1,584	13,021	—
ASHFORD PLACE	2,804	9,944	(324)	2,584	9,840	—	12,424	3,533	8,891	3,315
ATASCOCITA CENTER	1,008	2,237	6,560	3,997	5,808	—	9,805	821	8,984	—
AUGUSTA CENTER	5,141	2,438	—	5,141	2,438	—	7,579	34	7,545	—
AVENTURA SHOPPING CENTER	2,751	9,318	1,134	2,751	10,452	—	13,203	6,868	6,335	—
BECKETT COMMONS	1,625	5,845	5,082	1,625	10,927	—	12,552	2,401	10,151	—
BELLEVIEW SQUARE	8,132	8,610	773	8,132	9,383	—	17,515	1,429	16,086	9,038
BENEVA VILLAGE SHOPS	2,484	8,851	1,186	2,484	10,037	—	12,521	2,577	9,944	—
BERKSHIRE COMMONS	2,295	8,151	649	2,295	8,800	—	11,095	3,341	7,754	—
BETHANY PARK PLACE	4,605	5,792	(189)	4,290	5,918	—	10,208	2,843	7,365	—
BLOOMINGDALE	3,862	14,101	859	3,940	14,882	—	18,822	4,072	14,750	—
BLOSSOM VALLEY	7,804	10,321	521	7,804	10,842	—	18,646	2,551	16,095	—
BOULEVARD CENTER	3,659	9,658	958	3,659	10,616	—	14,275	2,591	11,684	—
BOYNTON LAKES PLAZA	2,783	10,043	950	2,628	11,148	—	13,776	3,076	10,700	—
BRIARCLIFF LA VISTA	694	2,463	829	694	3,292	—	3,986	1,476	2,510	—
BRIARCLIFF VILLAGE	4,597	16,304	8,514	4,597	24,818	—	29,415	8,960	20,455	—
BUCKHEAD COURT	1,738	6,163	926	1,417	7,410	—	8,827	2,905	5,922	—
BUCKLEY SQUARE	2,970	5,126	796	2,970	5,922	—	8,892	1,602	7,290	—
CAMBRIDGE SQUARE SHOPPING CTR	792	2,916	1,413	774	4,347	—	5,121	1,357	3,764	—
CARMEL COMMONS	2,466	8,903	3,551	2,466	12,454	—	14,920	3,563	11,357	—
CARRIAGE GATE	741	2,495	2,517	833	4,920	—	5,753	2,520	3,233	—
CHASEWOOD PLAZA	1,675	11,391	12,347	4,612	20,801	—	25,413	8,371	17,042	—
CHERRY GROVE	3,533	12,710	2,915	3,533	15,625	—	19,158	3,938	15,220	—
CHESHIRE STATION	10,182	8,443	(411)	9,896	8,318	—	18,214	3,200	15,014	—
CLAYTON VALLEY	22,826	31,423	—	22,826	31,423	—	54,249	2,904	51,345	—
CLOVIS COMMONS	11,097	22,699	3,829	11,100	26,525	—	37,625	1,537	36,088	—
COCHRAN’S CROSSING	13,154	10,066	2,243	13,154	12,309	—	25,463	3,121	22,342	—
COOPER STREET	2,079	10,682	498	2,079	11,180	—	13,259	2,447	10,812	—
CORKSCREW VILLAGE	7,436	8,904	71	8,407	8,004	—	16,411	188	16,223	9,473
COSTA VERDE	12,740	25,261	1,280	12,740	26,541	—	39,281	7,378	31,903	—
COURTYARD SHOPPING CENTER	1,762	4,187	(78)	5,867	4	—	5,871	—	5,871	—
CROMWELL SQUARE	1,772	6,285	643	1,772	6,928	—	8,700	2,433	6,267	—
DELK SPECTRUM	2,985	11,049	757	2,985	11,806	—	14,791	3,076	11,715	—
DIABLO PLAZA	5,300	7,536	541	5,300	8,077	—	13,377	1,998	11,379	—
DICKSON TN	675	1,568	—	675	1,568	—	2,243	322	1,921	—
DUNWOODY HALL	1,819	6,451	5,782	2,529	11,523	—	14,052	3,828	10,224	—
DUNWOODY VILLAGE	2,326	7,216	9,623	3,342	15,823	—	19,165	5,052	14,113	—
EAST POINTE	1,868	6,743	219	1,730	7,100	—	8,830	2,193	6,637	—
EAST PORT PLAZA	3,257	11,611	(1,573)	3,257	10,038	—	13,295	2,058	11,237	—
EAST TOWNE SHOPPING CENTER	2,957	4,881	57	2,957	4,938	—	7,895	999	6,896	—
EL CAMINO	7,600	10,852	679	7,600	11,531	—	19,131	2,854	16,277	—
EL NORTE PKWY PLAZA	2,834	6,332	963	2,833	7,296	—	10,129	1,819	8,310	—
ENCINA GRANDE	5,040	10,379	997	5,040	11,376	—	16,416	2,714	13,702	—
FAIRFAX SHOPPING CENTER	15,193	11,260	127	15,239	11,341	—	26,580	495	26,085	—
FENTON MARKETPLACE	3,020	10,153	(627)	2,298	10,248	—	12,546	1,656	10,890	—
FLEMING ISLAND	3,077	6,292	5,156	3,077	11,448	—	14,525	2,618	11,907	2,076
FOLSOM PRAIRIE CITY CROSSING	3,944	11,258	1,968	4,164	13,006	—	17,170	2,189	14,981	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2007

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost					Total Cost Net of Accumulated Depreciation
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
FORT BEND CENTER	6,966	4,197	(4,588)	2,375	4,200	—	6,575	1,141	5,434	—
FORT COLLINS CENTER	2,716	4,854	—	2,716	4,854	—	7,570	183	7,387	—
FORTUNA	2,025	—	—	2,025	—	—	2,025	—	2,025	—
FRANKFORT CROSSING SHPG CTR	8,325	6,067	735	7,417	7,710	—	15,127	2,190	12,937	—
FRENCH VALLEY	11,792	16,919	—	11,792	16,919	—	28,711	1,134	27,577	—
FRIARS MISSION	6,660	27,277	732	6,660	28,009	—	34,669	6,192	28,477	875
GARDEN SQUARE	2,074	7,615	672	2,136	8,225	—	10,361	2,247	8,114	—
GARNER	5,591	19,897	2,037	5,591	21,934	—	27,525	5,135	22,390	—
GATEWAY SHOPPING CENTER	51,719	4,545	2,421	52,610	6,075	—	58,685	2,455	56,230	20,766
GELSON’S WESTLAKE MARKET PLAZA	2,332	8,316	3,531	3,157	11,022	—	14,179	1,624	12,555	—
GLENWOOD VILLAGE	1,194	4,235	1,083	1,194	5,318	—	6,512	1,977	4,535	—
GRANDE OAK	5,569	5,900	(429)	5,091	5,949	—	11,040	1,631	9,409	—
GREENWOOD SPRINGS	2,720	3,043	—	2,720	3,043	—	5,763	312	5,451	—
HANCOCK	8,232	24,249	3,880	8,232	28,129	—	36,361	6,935	29,426	—
HARDING PLACE	545	567	—	545	567	—	1,112	28	1,084	—
HARPETH VILLAGE FIELDSTONE	2,284	5,559	3,884	2,284	9,443	—	11,727	2,359	9,368	—
HASLEY CANYON VILLAGE	6,163	6,569	1,094	6,180	7,646	—	13,826	1,039	12,787	—
HERITAGE LAND	12,390	—	—	12,390	—	—	12,390	—	12,390	—
HERITAGE PLAZA	—	23,676	2,186	—	25,862	—	25,862	6,449	19,413	—
HERSHEY	7	807	1	7	808	—	815	145	670	—
HILLCREST VILLAGE	1,600	1,798	84	1,600	1,882	—	3,482	431	3,051	—
HINSDALE	4,218	15,040	3,180	5,734	16,704	—	22,438	4,030	18,408	—
HOLLYMEAD	12,781	16,989	1,112	13,126	17,756	—	30,882	1,680	29,202	—
HYDE PARK	9,240	33,340	6,964	9,809	39,735	—	49,544	10,957	38,587	—
INDEPENDENCE SQUARE	4,963	7,911	130	4,981	8,023	—	13,004	1,429	11,575	—
INGLEWOOD PLAZA	1,300	1,862	297	1,300	2,159	—	3,459	542	2,917	—
JOHN’S CREEK SHOPPING CENTER	5,480	7,758	192	5,489	7,941	—	13,430	1,267	12,163	—
KELLER TOWN CENTER	2,294	12,239	516	2,294	12,755	—	15,049	2,922	12,127	—
KERNERSVILLE PLAZA	1,742	6,081	558	1,742	6,639	—	8,381	1,656	6,725	—
KINGSDALE SHOPPING CENTER	3,867	14,020	6,437	4,027	20,297	—	24,324	5,612	18,712	—
KLEINWOOD II	3,569	5,015	—	3,569	5,015	—	8,584	187	8,397	—
KROGER NEW ALBANY CENTER	2,770	6,379	1,286	3,844	6,591	—	10,435	2,321	8,114	5,821
LAKE PINE PLAZA	2,008	6,909	723	2,008	7,632	—	9,640	1,908	7,732	—
LEBANON/LEGACY CENTER	3,906	7,391	441	3,913	7,825	—	11,738	1,863	9,875	—
LITTLETON SQUARE	2,030	8,255	483	2,030	8,738	—	10,768	1,952	8,816	—
LLOYD KING CENTER	1,779	8,855	1,177	1,779	10,032	—	11,811	2,423	9,388	—
LOEHMANNS PLAZA CALIFORNIA	5,420	8,679	649	5,420	9,328	—	14,748	2,300	12,448	—
LOEHMANNS PLAZA GEORGIA	3,982	14,118	4,304	3,983	18,421	—	22,404	5,679	16,725	—
MACARTHUR PARK REPURCHASE	1,930	—	(758)	1,172	—	—	1,172	—	1,172	—
MARKET AT OPITZ CROSSING	9,902	8,339	831	9,902	9,170	—	19,072	2,172	16,900	11,887
MARKET AT PRESTON FOREST	4,400	10,753	213	4,400	10,966	—	15,366	2,409	12,957	—
MARKET AT ROUND ROCK	2,000	9,676	372	2,000	10,048	—	12,048	2,329	9,719	—
MARKETPLACE AT BRIARGATE	1,625	4,289	(1)	1,625	4,288	—	5,913	74	5,839	—
MARKETPLACE ST PETE	1,287	4,663	803	1,287	5,466	—	6,753	1,758	4,995	—
MARTIN DOWNS VILLAGE CENTER	2,000	5,133	4,410	2,438	9,105	—	11,543	4,547	6,996	—
MARTIN DOWNS VILLAGE SHOPPES	700	1,208	3,781	817	4,872	—	5,689	1,905	3,784	—
MAXTOWN ROAD (NORTHGATE)	1,753	6,244	411	1,769	6,639	—	8,408	1,708	6,700	—
MAYNARD CROSSING	4,066	14,084	1,468	4,066	15,552	—	19,618	3,895	15,723	—
MILLHOPPER	1,073	3,594	1,735	1,073	5,329	—	6,402	3,290	3,112	—
MOCKINGBIRD COMMON	3,000	9,676	891	3,000	10,567	—	13,567	2,654	10,913	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2007

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost					Total Cost Net of Accumulated Depreciation
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
MORNINGSIDE PLAZA	4,300	13,120	676	4,300	13,796	—	18,096	3,182	14,914	—
MURRAYHILL MARKETPLACE	2,600	15,753	2,526	2,670	18,209	—	20,879	4,672	16,207	8,448
NAPLES WALK	16,377	15,000	272	18,173	13,476	—	31,649	220	31,429	17,969
NASHBORO	1,824	7,168	503	1,824	7,671	—	9,495	1,691	7,804	—
NEWBERRY SQUARE	2,341	8,467	1,731	2,412	10,127	—	12,539	4,421	8,118	—
NEWLAND CENTER	12,500	12,221	(1,531)	12,500	10,690	—	23,190	3,035	20,155	—
NORTH HILLS	4,900	18,972	390	4,900	19,362	—	24,262	4,352	19,910	5,613
NORTHGATE SQUARE	3,688	9,951	59	5,011	8,687	—	13,698	163	13,535	6,716
NORTHLAKE VILLAGE I	2,662	9,685	1,556	2,662	11,241	—	13,903	2,254	11,649	—
OAKBROOK PLAZA	4,000	6,366	302	4,000	6,668	—	10,668	1,745	8,923	—
OLD ST AUGUSTINE PLAZA	2,047	7,355	4,173	2,368	11,207	—	13,575	3,269	10,306	—
ORANGEBURG & CENTRAL	2,067	2,355	—	2,067	2,355	—	4,422	8	4,414	—
PACES FERRY PLAZA	2,812	9,968	2,594	2,812	12,562	—	15,374	4,290	11,084	—
PANTHER CREEK	14,414	12,079	2,620	14,414	14,699	—	29,113	3,739	25,374	9,974
PARK PLACE SHOPPING CENTER	2,232	7,974	1,513	2,232	9,487	—	11,719	2,414	9,305	—
PEARTREE VILLAGE	5,197	8,733	11,013	5,197	19,746	—	24,943	5,549	19,394	10,657
PELHAM COMMONS	3,714	5,436	92	3,714	5,528	—	9,242	1,359	7,883	—
PHENIX CROSSING	1,544	—	—	1,544	—	—	1,544	—	1,544	—
PIKE CREEK	5,077	18,860	1,749	5,077	20,609	—	25,686	5,461	20,225	—
PIMA CROSSING	5,800	24,892	2,898	5,800	27,790	—	33,590	6,205	27,385	—
PINE LAKE VILLAGE	6,300	10,522	159	6,300	10,681	—	16,981	2,414	14,567	—
PINE TREE PLAZA	539	1,996	4,353	668	6,220	—	6,888	1,521	5,367	—
PLAZA HERMOSA	4,200	9,370	650	4,200	10,020	—	14,220	2,301	11,919	—
POWELL STREET PLAZA	8,248	29,279	1,310	8,248	30,589	—	38,837	4,578	34,259	—
POWERS FERRY SQUARE	3,608	12,791	5,067	3,687	17,779	—	21,466	6,167	15,299	—
POWERS FERRY VILLAGE	1,191	4,224	332	1,191	4,556	—	5,747	1,623	4,124	2,514
PRESTON PARK	6,400	46,896	7,079	6,400	53,975	—	60,375	12,307	48,068	—
PRESTONBROOK	4,704	10,762	200	7,069	8,597	—	15,666	3,022	12,644	—
PRESTONWOOD PARK	8,077	14,938	(264)	7,399	15,352	—	22,751	3,768	18,983	—
REGENCY COMMONS	3,917	3,584	—	3,917	3,584	—	7,501	420	7,081	—
REGENCY SQUARE BRANDON	578	18,157	11,074	4,770	25,039	—	29,809	13,262	16,547	—
RIVERMONT STATION	2,887	10,445	197	2,887	10,642	—	13,529	2,854	10,675	—
RONA PLAZA	1,500	4,356	737	1,500	5,093	—	6,593	1,067	5,526	—
RUSSELL RIDGE	2,153	—	6,978	2,233	6,898	—	9,131	2,341	6,790	5,531
SAMMAMISH HIGHLAND	9,300	7,553	411	9,300	7,964	—	17,264	1,812	15,452	—
SAN LEANDRO	1,300	7,891	315	1,300	8,206	—	9,506	1,964	7,542	—
SANTA ANA DOWNTOWN	4,240	7,319	1,195	4,240	8,514	—	12,754	2,261	10,493	—
SANTA MARIA COMMONS	2,370	3,214	—	2,370	3,214	—	5,584	204	5,380	—
SEQUOIA STATION	9,100	17,900	344	9,100	18,244	—	27,344	4,119	23,225	—
SHERWOOD CROSSROADS	2,731	3,612	2,708	2,731	6,320	—	9,051	871	8,180	—
SHERWOOD MARKET CENTER	3,475	15,898	381	3,475	16,279	—	19,754	3,826	15,928	—
SHILOH SPRINGS	4,968	7,859	4,531	5,739	11,619	—	17,358	5,113	12,245	—
SHOPPES AT MASON	1,577	5,358	194	1,577	5,552	—	7,129	1,404	5,725	—
SHOPS AT ARIZONA	3,293	2,320	772	3,173	3,212	—	6,385	663	5,722	—
SHOPS AT COUNTY CENTER	9,766	10,863	—	9,766	10,863	—	20,629	266	20,363	—
SHOPS AT JOHN’S CREEK	1,863	2,015	—	1,863	2,015	—	3,878	201	3,677	—
SIGNAL HILL	7,287	10,084	(172)	7,098	10,101	—	17,199	1,499	15,700	—
SIGNATURE PLAZA	2,055	4,159	55	2,396	3,873	—	6,269	607	5,662	—
SOUTH MOUNTAIN	934	—	(788)	146	—	—	146	—	146	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2007

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (a)	Total Cost					Total Cost Net of Accumulated Depreciation
	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total	Accumulated Depreciation		Mortgages
SILVER SPRING SQUARE	30,868	30,975	—	30,868	30,975	—	61,843	805	61,038	—
SOUTHCENTER	1,300	12,251	417	1,300	12,668	—	13,968	2,859	11,109	—
SOUTHPOINT CROSSING	4,399	11,116	1,011	4,399	12,127	—	16,526	2,860	13,666	—
SOUTH LOWRY SQUARE	3,420	9,934	528	3,434	10,448	—	13,882	2,377	11,505	—
STARKE	71	1,674	9	71	1,683	—	1,754	299	1,455	—
STATLER SQUARE PHASE I	2,228	7,480	851	2,228	8,331	—	10,559	2,172	8,387	—
STERLING RIDGE	12,846	10,085	2,051	12,846	12,136	—	24,982	3,069	21,913	10,090
STRAWFLOWER VILLAGE	4,060	7,233	725	4,060	7,958	—	12,018	1,914	10,104	—
STROH RANCH	4,138	7,111	1,096	4,280	8,065	—	12,345	2,596	9,749	—
SUNNYSIDE 205	1,200	8,703	635	1,200	9,338	—	10,538	2,196	8,342	—
TASSAJARA CROSSING	8,560	14,900	391	8,560	15,291	—	23,851	3,413	20,438	—
THOMAS LAKE	6,000	10,302	294	6,000	10,596	—	16,596	2,464	14,132	—
TOWN CENTER AT MARTIN DOWNS	1,364	4,985	176	1,364	5,161	—	6,525	1,465	5,060	—
TOWN SQUARE	438	1,555	7,015	883	8,125	—	9,008	2,215	6,793	—
TRACE CROSSING	4,356	4,896	(8,973)	279	—	—	279	—	279	—
TROPHY CLUB	2,595	10,467	426	2,595	10,893	—	13,488	2,349	11,139	—
TWIN CITY PLAZA	17,174	44,849	(638)	17,245	44,140	—	61,385	2,377	59,008	44,000
TWIN PEAKS	5,200	25,120	474	5,200	25,594	—	30,794	5,780	25,014	—
VALENCIA CROSSROADS	17,913	17,357	237	17,921	17,586	—	35,507	5,025	30,482	—
VENTURA VILLAGE	4,300	6,351	244	4,300	6,595	—	10,895	1,543	9,352	—
VILLAGE CENTER 6	3,885	10,799	3,275	3,885	14,074	—	17,959	4,137	13,822	—
VISTA VILLAGE IV	2,281	2,712	-	2,281	2,712	—	4,993	193	4,800	—
WALKER CENTER	3,840	6,418	499	3,840	6,917	—	10,757	1,694	9,063	—
WATERFORD TOWNE CENTER	5,650	6,844	1,980	6,430	8,044	—	14,474	2,987	11,487	—
WELLEBY	1,496	5,372	2,295	1,496	7,667	—	9,163	3,254	5,909	—
WELLINGTON TOWN SQUARE	1,914	7,198	4,959	2,041	12,030	—	14,071	2,972	11,099	—
WEST PARK PLAZA	5,840	4,992	406	5,840	5,398	—	11,238	1,265	9,973	—
WESTBROOK COMMONS	3,366	11,928	1,106	3,366	13,034	—	16,400	2,401	13,999	—
WESTCHASE	4,390	9,119	66	5,302	8,273	—	13,575	149	13,426	8,948
WESTCHESTER PLAZA	1,857	6,456	1,087	1,857	7,543	—	9,400	2,474	6,926	—
WESTLAKE VILLAGE CENTER	7,043	25,744	1,338	7,043	27,082	—	34,125	6,814	27,311	—
WESTRIDGE	9,516	10,789	621	9,529	11,397	—	20,926	1,978	18,948	—
WHITE OAK - DOVER, DE	2,147	2,927	139	2,144	3,069	—	5,213	1,429	3,784	—
WILLA SPRINGS SHOPPING CENTER	2,004	9,267	(26)	2,144	9,101	—	11,245	2,032	9,213	—
WINDMILLER PLAZA PHASE I	2,620	11,191	2,058	2,638	13,231	—	15,869	3,296	12,573	—
WOODCROFT SHOPPING CENTER	1,419	5,212	968	1,419	6,180	—	7,599	1,956	5,643	—
WOODMAN VAN NUYS	5,500	6,835	344	5,500	7,179	—	12,679	1,771	10,908	—
WOODMEN PLAZA	6,014	10,078	2,474	7,621	10,945	—	18,566	4,476	14,090	—
WOODSIDE CENTRAL	3,500	8,846	312	3,500	9,158	—	12,658	2,062	10,596	—
OPERATING BUILD TO SUIT PROPERTIES	—	14,446	—	—	14,446	—	14,446	4,284	10,162	—

	945,120	1,849,762	264,474	968,859	2,090,497	—	3,059,356	497,498	2,561,858	203,239

(a)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded and development transfers subsequent to the initial costs.

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2007

(in thousands)

Depreciation and amortization of the Partnership’s investment in buildings and improvements reflected in the statements of operation is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements up to 40 years

The aggregate cost for Federal income tax purposes was approximately $2.4 billion at December 31, 2007.

The changes in total real estate assets for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$2,852,093	2,816,139	2,726,778
Developed or acquired properties	255,335	233,138	303,303
Sale of properties	(66,094)	(209,396)	(221,188)
Provision for loss on operating properties	—	(500)	(550)
Reclass properties held for sale	—	(29,772)	(43,661)
Improvements	18,022	16,876	14,890

Balance, end of year	$3,059,356	2,826,485	2,779,572

The changes in accumulated depreciation for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$427,389	380,613	338,609
Sale of properties	(5,960)	(20,908)	(21,182)
Reclass accumulated depreciation related to properties held for sale	—	(4,164)	(7,094)
Depreciation for year	76,069	71,848	70,280

Balance, end of year	$497,498	427,389	380,613

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of Regency’s (our General Partner) management, including its chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer, chief operating officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports we file or submit is accumulated and communicated to management, including our chief executive officer, chief operating officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of the Parternship’s internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2007 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

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

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Regency securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of Regency securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	717,561	$50.05
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	717,561	$50.05

(1)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(2)

Regency’s Long Term Omnibus Plan, as amended and approved by stockholders at Regency’s 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of Regency’s outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 940,466 shares were available at December 31, 2007 for future issuance.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules:

Regency Centers, L.P. 2007 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

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

(ii) Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii) Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

4.	(a)	See Exhibit 3(b) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

	(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

	(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

	(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by referenced to Exhibit 4.1 of Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

10.	Material Contracts

(a)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 10-Q filed May 9, 2007).

(b)	Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q of Regency Centers Corporation filed August 8, 2005).

(c)	Purchase Agreement and Amendment to Amended and Restated Limited Liability Agreement relating to Macquarie CountryWide-Regency II, L.L.C. dated as of January 13, 2006 among Macquarie CountryWide (U.S.) No. 2 LLC, Regency Centers, L.P., and Macquarie-Regency Management, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q of Regency Centers Corporation filed May 8, 2006).

(d)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to Form 10-K of Regency Centers Corporation filed February 27, 2007).

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Rule 15d-14 Certification of Chief Executive Officer.

31.2	Rule 15d-14 Certification of Chief Financial Officer.

31.3	Rule 15d-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS, L.P

	By:	REGENCY CENTERS CORPORATION
General Partner

/s/ Martin E. Stein, Jr.
February 29, 2008	Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin E. Stein, Jr.
February 29, 2008	Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

/s/ Mary Lou Fiala
February 29, 2008	Mary Lou Fiala, President, Chief Operating Officer and Director

/s/ Bruce M. Johnson
February 29, 2008	Bruce M. Johnson, Managing Director, Chief Financial Officer (Principal Financial Officer) and Director

/s/ J. Christian Leavitt
February 29, 2008	J. Christian Leavitt, Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)

/s/ Raymond L. Bank
February 29, 2008	Raymond L. Bank, Director

/s/ C. Ronald Blankenship
February 29, 2008	C. Ronald Blankenship, Director

/s/ A. R. Carpenter
February 29, 2008	A. R. Carpenter, Director

/s/ J. Dix Druce
February 29, 2008	J. Dix Druce, Director

/s/ Douglas S. Luke
February 29, 2008	Douglas S. Luke, Director

/s/ John C. Schweitzer
February 29, 2008	John C. Schweitzer, Director

/s/ Thomas G. Wattles
February 29, 2008	Thomas G. Wattles, Director

/s/ Terry N. Worrell
February 29, 2008	Terry N. Worrell, Director