Form 10-K/A
period 2007-12-31
REGENCY CENTERS LP
filed 2008-03-28
CIK 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) to amend Item 6 to correct the ratio of earnings to fixed charges for the years ended December 31, 2006, 2005, 2004, and 2003 as well as to revise Item 15 to incorporate into the Form 10-K the audited combined financial statements of Regency Retail Partners, a significant fifty percent-or-less owned person accounted for by the equity method by the Registrant, which is required to be filed by the Securities and Exchange Commission (the “SEC”) pursuant to Rule 3-09 of Regulation S-X. The financial statements of Regency Retail Partners were not available at the time the Registrant filed its Form 10-K on February 29, 2008.

The Registrant has amended the Form 10-K to provided a currently-dated consent from KPMG LLP, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s chief executive officer, chief financial officer, and chief operating officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the correction to the ratio of earnings to fixed charges, the filing of the financial statements under Rule 3-09 of Regulation S-X, the revised consent, and the revised certifications, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K.

PART II

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

	2007	2006	2005	2004	2003
Operating Data:
Revenues	$451,508	416,968	383,623	346,947	321,575
Operating expenses	256,764	239,360	205,259	194,939	174,328
Other expenses (income)	30,279	14,170	67,559	40,802	33,545
Minority interests	990	4,863	263	319	501
Equity in income (loss) of investments in real estate partnerships	18,093	2,580	(2,908)	10,194	11,276
Income from continuing operations	181,568	161,155	107,634	121,082	124,477
Income from discontinued operations	27,458	63,957	66,402	37,654	39,183
Net income	209,026	225,112	174,036	158,735	163,659
Preferred unit distributions and original issuance costs	23,400	23,400	24,849	28,462	34,001
Net income for common unit holders	185,626	201,712	149,187	130,273	129,658

Income per common unit – diluted:
Income from continuing operations	$2.26	1.97	1.23	1.48	1.48
Net income for common unit holders	$2.65	2.89	2.23	2.08	2.11

Balance Sheet Data:
Real estate investments before accumulated depreciation	$4,398,195	3,901,633	3,775,433	3,332,671	3,166,346
Total assets	4,143,012	3,671,785	3,616,215	3,243,824	3,098,229
Total debt	2,007,975	1,575,386	1,616,386	1,493,090	1,452,777
Total liabilities	2,194,244	1,734,572	1,739,225	1,610,743	1,562,530
General partners’ capital	1,614,302	1,591,634	1,525,517	1,320,852	1,220,863

Other Information:
Distributions per unit	$2.64	2.38	2.20	2.12	2.08
Common units outstanding	70,112	69,759	69,218	64,297	61,227
Series B Preferred Units outstanding	500	500	1,040	2,290	4,640
Combined Basis gross leasable area (GLA)	51,107	47,187	46,243	33,816	30,348
Combined Basis number of properties owned	451	405	393	291	265
Ratio of earnings to fixed charges	2.1	2.3	2.1	2.1	1.7

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers, L.P. 2007 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

(b)	Exhibits:

3.	Articles of Incorporation and Bylaws

(a)	Restated Certificate of Limited Partnership of Regency Centers, L.P. (incorporated by reference to Exhibit 3(ii) to Regency Centers, L.P.’s Form 10-K filed March 15, 2004).

(b)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(l) of Regency Centers Corporation’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units, effective as of July 28, 2005 (incorporated by reference to Exhibit 3.3 to Regency Centers Corporation Form 8-K filed August 1, 2005).

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

4.	(a) See Exhibit 3(b) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by referenced to Exhibit 4.1 of Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

10.	Material Contracts

(a)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 10-Q filed May 9, 2007).

(b)	Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q of Regency Centers Corporation filed August 8, 2005).

(c)	Purchase Agreement and Amendment to Amended and Restated Limited Liability Agreement relating to Macquarie CountryWide-Regency II, L.L.C. dated as of January 13, 2006 among Macquarie CountryWide (U.S.) No. 2 LLC, Regency Centers, L.P., and Macquarie-Regency Management, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q of Regency Centers Corporation filed May 8, 2006).

(d)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to Form 10-K of Regency Centers Corporation filed February 27, 2007).

21.	Subsidiaries of the Registrant. (1)

23.	Consent of KPMG LLP. (2)

31.1	Rule 15d-14 Certification of Chief Executive Officer. (2)

31.2	Rule 15d-14 Certification of Chief Financial Officer. (2)

31.3	Rule 15d-14 Certification of Chief Operating Officer. (2)

32.1	Section 1350 Certification of Chief Executive Officer. (2)

32.2	Section 1350 Certification of Chief Financial Officer. (2)

32.3	Section 1350 Certification of Chief Operating Officer. (2)

99	Audited Financial Statements of Regency Retail Partners. (2)

(1)	Filed on February 29, 2008 as an exhibit to Form 10-K for the year ended December 31, 2007.
(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS, L.P

	By:	REGENCY CENTERS CORPORATION
General Partner

/s/ Martin E. Stein, Jr.
March 28, 2008		Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer