Form 10-Q
period 2008-03-31
REGENCY CENTERS LP
filed 2008-05-09
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

-or-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24763

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

Florida	59-3429602
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(in thousands, except unit data)

	2008	2007
	(unaudited)
Assets
Real estate investments at cost:
Land	$986,700	968,859
Buildings and improvements	2,130,320	2,090,497

	3,117,020	3,059,356
Less: accumulated depreciation	518,614	497,498

	2,598,406	2,561,858
Properties in development	928,083	905,929
Investments in real estate partnerships	430,889	432,910

Net real estate investments	3,957,378	3,900,697

Cash and cash equivalents	29,212	18,668
Notes receivable	32,413	44,543
Tenant receivables, net of allowance for uncollectible accounts of $2,547 and $2,482 at March 31, 2008 and December 31, 2007, respectively	67,461	75,441
Deferred costs, less accumulated amortization of $46,265 and $43,470 at March 31, 2008 and December 31, 2007, respectively	56,675	52,784
Acquired lease intangible assets, less accumulated amortization of $8,373 and $7,362 at March 31, 2008 and December 31, 2007, respectively	16,217	17,228
Other assets	36,356	33,651

	$4,195,712	4,143,012

Liabilities and Partners’ Capital
Liabilities:
Notes payable	1,798,833	1,799,975
Unsecured credit facilities	309,667	208,000
Accounts payable and other liabilities	147,292	164,479
Acquired lease intangible liabilities, less accumulated accretion of $6,949 and $6,371 at March 31, 2008 and December 31, 2007, respectively	9,776	10,354
Tenants’ security and escrow deposits	11,776	11,436

Total liabilities	2,277,344	2,194,244

Limited partners’ interest in consolidated partnerships	18,334	18,392

Commitments and contingencies

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at March 31, 2008 and December 31, 2007	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at March 31, 2008, liquidation preference $25; 3,000,000 and 800,000 units issued and outstanding at December 31, 2007 with liquidation preferences of $25 and $250 per unit, respectively	275,000	275,000
General partner; 69,922,181 and 69,638,637 units outstanding at March 31, 2008 and December 31, 2007, respectively	1,593,619	1,614,302
Limited partners; 468,211 and 473,611 units outstanding at March 31, 2008 and December 31, 2007, respectively	10,531	10,832
Accumulated other comprehensive income (loss)	(28,274)	(18,916)

Total partners’ capital	1,900,034	1,930,376

	$4,195,712	4,143,012

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

(in thousands, except per unit data)

(unaudited)

	2008	2007
Revenues:
Minimum rent	$85,605	77,213
Percentage rent	800	735
Recoveries from tenants	24,796	22,084
Management, acquisition and other fees	8,447	6,381

Total revenues	119,648	106,413

Operating expenses:
Depreciation and amortization	25,522	21,451
Operating and maintenance	15,504	12,996
General and administrative	14,123	12,297
Real estate taxes	12,878	11,348
Other expenses	797	460

Total operating expenses	68,824	58,552

Other expense (income):
Interest expense, net of interest income of $880 and $719 in 2008 and 2007, respectively	22,538	19,389
Gain on sale of operating properties and properties in development	(2,934)	(25,645)
Provision for loss on real estate investments	716	—

Total other expense (income)	20,320	(6,256)

Income before minority interests and equity in income of investments in real estate partnerships	30,504	54,117
Minority interest of limited partners	(257)	(278)
Equity in income of investments in real estate partnerships	2,635	3,788

Income from continuing operations	32,882	57,627
Discontinued operations, net:
Operating (loss) income from discontinued operations	(100)	839

(Loss) income from discontinued operations	(100)	839

Net income	32,782	58,466
Preferred unit distributions	(5,850)	(5,850)

Net income for common unit holders	$26,932	52,616

Income per common unit - basic:
Continuing operations	$0.38	0.74
Discontinued operations	0.00	0.01

Net income for common unit holders per unit	$0.38	0.75

Income per common unit - diluted:
Continuing operations	$0.38	0.74
Discontinued operations	0.00	0.01

Net income for common unit holders per unit	$0.38	0.75

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the three months ended March 31, 2008

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2007	$49,158	1,889,302	10,832	(18,916)	1,930,376
Comprehensive income
Net income	931	31,638	213	—	32,782
Amortization of loss on derivative instruments	—	—	—	327	327
Change in fair value of derivative instruments	—	—	—	(9,685)	(9,685)

Total comprehensive income					23,424
Distributions to partners	—	(50,452)	(344)	—	(50,796)
Preferred unit distribution	(931)	(4,919)	—	—	(5,850)
Regency Restricted Stock issued, net of amortization	—	5,218	—	—	5,218
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	(2,338)	—	—	(2,338)
Common Units exchanged for common stock of Regency	—	232	(232)	—	—
Reallocation of limited partners’ interest	—	(62)	62	—	—

Balance at March 31, 2008	$49,158	1,868,619	10,531	(28,274)	1,900,034

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$32,782	58,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,522	21,518
Deferred loan cost and debt premium amortization	980	711
Stock based compensation	5,570	5,034
Minority interest of limited partners	257	278
Equity in income of investments in real estate partnerships	(2,635)	(3,788)
Net gain on sale of properties	(2,934)	(25,645)
Provision for loss on operating properties	716	—
Distribution of earnings from operations of investments in real estate partnerships	9,908	8,055
Changes in assets and liabilities:
Tenant receivables	8,002	7,531
Deferred leasing costs	(1,982)	(1,990)
Other assets	(3,965)	(8,249)
Accounts payable and other liabilities	(30,205)	(24,148)
Above and below market lease intangibles, net	(548)	(357)
Tenants’ security and escrow deposits	339	44

Net cash provided by operating activities	41,807	37,460

Cash flows from investing activities:
Development of real estate including acquisition of land	(108,731)	(158,056)
Proceeds from sale of real estate investments	26,878	65,734
Repayment of notes receivable, net	12,129	9
Investments in real estate partnerships	(7,572)	(3,808)
Distributions received from investments in real estate partnerships	2,324	2,651

Net cash used in investing activities	(74,972)	(93,470)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common
Stock issued by Regency	799	2,332
Distributions to limited partners in consolidated partnerships, net	(386)	(3,535)
Distributions paid to preferred unit holders	(5,850)	—
Cash distributions to partners	(49,792)	(45,070)
Proceeds from unsecured credit facilities, net	101,667	115,000
Repayment of notes payable	(50)	(14,243)
Scheduled principal payments	(1,115)	(1,094)
Deferred loan costs	(1,564)	(2,262)

Net cash used in financing activities	43,709	51,128

Net increase (decrease) in cash and cash equivalents	10,544	(4,882)

Cash and cash equivalents at beginning of the period	18,668	34,046

Cash and cash equivalents at end of the period	$29,212	29,164

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $9,387 and $7,134 in 2008 and 2007, respectively)	$30,005	32,928

Preferred unit and stock distribution declared and not paid	$—	5,850

Supplemental disclosure of non-cash transactions:

Regency common stock issued for partnership units exchanged	$232	2,787

Real estate contributed as investments in real estate partnerships	$—	3,518

Change in fair value of derivative instrument	$(9,685)	2,191

Common stock issued for dividend reinvestment plan	$1,004	1,069

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At March 31, 2008, the Partnership directly owned 232 retail shopping centers and held partial interests in an additional 218 retail shopping centers through investments in joint ventures.

Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiaries, and joint ventures in which the Partnership has a controlling interest. The equity interests of third parties held in the Partnership or its controlled joint ventures are included in the consolidated financial statements as preferred units, exchangeable operating partnership units, or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Investments in real estate partnerships not controlled by the Partnership (“Unconsolidated Joint Ventures”) are accounted for under the equity method. The Partnership has evaluated its investment in the Unconsolidated Joint Ventures and has concluded that they are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the Unconsolidated Joint Ventures have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners; therefore, the Partnership has concluded that the equity method of accounting is appropriate for these interests and they do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in the Unconsolidated Joint Ventures are initially recorded at cost, and subsequently increased for additional contributions and allocations of income and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as Investments in real estate partnerships.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

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

At March 31, 2008, the Company owned approximately 99% or 69,922,181 Partnership Units of the total 70,390,392 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock. The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Partnership Unit holders since both have equivalent rights and the Partnership Units are convertible into shares of common stock on a one-for-one basis.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are eliminated in consolidation.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

The Partnership has been engaged under agreements with their joint venture partners to provide asset management, property management, leasing, investing, and financing services for such ventures’ shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed, and are recognized as services are rendered, when fees due are determinable and collectibility is reasonably assured.

(c)	Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the consolidated balance sheets and are accounted for in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”). In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and available for occupancy. At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying consolidated balance sheets. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. At March 31, 2008 and December 31, 2007, the Partnership had capitalized pre-development costs of $20.9 million and $22.7 million, respectively of which $9.1 million and $10.8 million, respectively were refundable deposits.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

In accordance with Statement 144, when the Partnership sells a property or classifies a property as held-for-sale and will not have significant continuing involvement in the operation of the property, the operations of the property are eliminated from ongoing operations. Its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations and cash flows are clearly distinguished. Once classified in discontinued operations, these properties are eliminated from ongoing operations. Prior periods are also re-presented to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

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

Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. During the three months ended March 31, 2008 and 2007, the Partnership recorded income tax expense of $71,950 and a tax benefit of $1.3 million, respectively.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

The Partnership accounts for uncertainties in income tax law in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Partnership believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2003 for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $44.2 million and $41.2 million at March 31, 2008 and December 31, 2007, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $12.5 million and $11.6 million at March 31, 2008 and December 31, 2007, respectively.

(f)	Earnings per Unit and Treasury Stock

The Partnership calculates earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted earnings per unit reflects the conversion of obligations and the assumed exercises of securities including the effects of units issuable under the Partnership’s share-based payment arrangements, if dilutive. See Note 12 for the calculation of earnings per unit (“EPU”).

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

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At March 31, 2008 and December 31, 2007, $7.8 million and $8.0 million of the cash available were restricted, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

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

Regency grants stock-based compensation to its employees and directors. When Regency issues common shares as compensation, it receives a comparable number of common units from the Partnership. Regency is committed to contribute to the Partnership all proceeds from the exercise of stock options or other share-based awards granted under Regency’s Long-Term Omnibus Plan (the “Plan”). Accordingly, Regency’s ownership in the Partnership will increase based on the amount of proceeds contributed to the Partnership for the common units it receives. As a result of the issuance of common units to Regency for stock-based compensation, the Partnership accounts for stock-based compensation in the same manner as Regency.

The Partnership recognizes stock-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”) which requires companies to measure the cost of stock-based compensation based on the grant-date fair value of the award. The cost of the stock-based compensation is expensed over the vesting period. See Note 11 for further discussion.

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

March 31, 2008

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

The Partnership accounts for all derivative financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership’s use of derivative financial instruments is normally to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps. The Partnership designates these interest rate swaps as cash flow hedges.

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

In assessing the hedges, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 8 and 9 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

(l)	Regency’s Redeemable Minority Interests

EITF D-98 “Classification and Measurement of Redeemable Securities,” clarifies Rule 5-02.28 of Regulation S-X which requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable for (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Minority interest in the operating partnership is classified as minority interest of exchangeable operating partnership units (“OP Units”) in Regency’s consolidated balance sheets. The holder may redeem these OP Units for a like number of shares of common stock of Regency or cash, at Regency’s discretion. See Note 9 for further discussion.

(m)	Financial Instruments with Characteristics of Both Liabilities and Equity

The Partnership accounts for minority interest in consolidated entities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”) which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. See Note 9 for further discussion.

(n)	Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Partnership adopted SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”). Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 was effective for the Partnership on January 1, 2008; however, the Partnership did not elect to adopt Statement 159 to measure any other financial statement items at fair value. See Note 9 for all fair value measurements of assets and liabilities made on a recurring and nonrecurring basis.

(o)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“Statement 161”). This Statement amends Statement 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Partnership is currently evaluating the impact of adopting this statement.

In February 2008, the FASB amended Statement 157 with FSP 157-2 to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not believe the adoption of Statement 157 for its nonfinancial assets and liabilities will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). This Statement, among other things, establishes accounting and reporting standards for a parent company’s interest in a subsidiary. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The Partnership is currently evaluating the impact of adopting the statement although the impact is not considered to be material as only changes in presentation and further disclosure are required.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The impact on the Partnership will be reflected at the time of any acquisition after the implementation date that meets the requirements above.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

(p)	Reclassifications

Certain reclassifications have been made to the 2007 amounts to conform to classifications adopted in 2008.

2.	Real Estate Investments

During 2008, the Partnership did not have any acquisition activity.

3.	Discontinued Operations

The Partnership maintains a conservative capital structure to fund its growth program without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets the Partnership’s investment standards. This recycling strategy calls for the Partnership to sell properties that do not measure up to its standards and re-deploy the proceeds into new, higher-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

As of March 31, 2008 and December 31, 2007, the Partnership did not have any properties classified as held-for-sale. The operating income and gains from properties included in discontinued operations are reported net of income taxes, if the property is sold by RRG and, are summarized as follows for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	2008		2007
	Operating Income (loss)	Gain on sale of Properties	Operating Income (loss)	Gain on sale of Properties
Operations and gain	$(100)	—	839	—
Less: Income taxes	—	—	—	—

Discontinued operations, net	$(100)	—	839	—

4.	Investments in Real Estate Partnerships

The Partnership’s investment in real estate partnerships was $430.9 million and $432.9 million at March 31, 2008 and December 31, 2007, respectively. The difference between the carrying amount of these investments and the underlying equity in net assets was $17.7 million and $17.8 million at March 31, 2008 and December 31, 2007, respectively. This amount is accreted to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying consolidated statements of operations.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

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

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Partnership earning its pro-rata share of net income or loss in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, leasing, investing, and financing services. During the three months ended March 31, 2008 and 2007, the Partnership recorded fees from these joint ventures of $8.4 million and $6.4 million, respectively.

The Partnership co-invests with the Oregon Public Employees Retirement Fund in three joint ventures (collectively “Columbia”) in which the Partnership has ownership interests of 20% or 30%. As of March 31, 2008, Columbia owned 28 shopping centers, had total assets of $652.8 million and net income of $3.4 million for the three months ended of which the Partnership’s share of the venture’s total assets and net income was $142.9 million and $700,725, respectively.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has an ownership interest of 25%. As of March 31, 2008, RegCal owned seven shopping centers, had total assets of $160.4 million and net income of $4.6 million for the three months ended of which the Partnership’s share of the venture’s total assets and net income was $40.1 million and $1.1 million, respectively. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million for a gain of $4.2 million.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five joint ventures, two in which the Partnership has an ownership interest of 25% (collectively, “MCWR I”), two in which it has an ownership interest of 24.95% (collectively, “MCWR II”), and one in which it has an ownership interest of 16.35% (“MCWR-DESCO”).

As of March 31, 2008, MCWR I owned 42 shopping centers, had total assets of $606.5 million, and net income of $2.7 million for the three months ended of which the Partnership’s share of the venture’s total assets and net income was $151.7 million and $818,449, respectively.

As of March 31, 2008, MCWR II owned 96 shopping centers, had total assets of $2.6 billion and recorded a net loss of $1.4 million for the three months ended and the Partnership’s share of the venture’s total assets and net loss was $646.3 million and $238,172, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. The Partnership has the ability to receive additional acquisition fees of approximately $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date that are subject to achieving cumulative targeted income levels through 2008. The Contingent Acquisition Fees will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Partnership.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

As of March 31, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $409.9 million and a net loss of $1.2 million for the three months ended, primarily related to depreciation and amortization expense. The Partnership’s share of the venture’s total assets and net loss was $67.1 million and $203,407, respectively.

The Partnership co-invests with the Fund, an open-ended, infinite life investment fund in which the Partnership has an ownership interest of 20%. The Fund has the exclusive right to acquire all RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria. As of March 31, 2008, the Fund owned seven shopping centers, had total assets of $237.2 million and recorded net income of $411,486 for the three months ended of which the Partnership’s share of the venture’s total assets and net income was $47.4 million and $125,827, respectively.

Recognition of gains from sales to joint ventures is recorded on only that portion of the sales not attributable to the Partnership’s ownership interest. The gains, operations, and cash flows are not recorded as discontinued operations because of the Partnership’s substantial continuing involvement in these shopping centers. Columbia, RegCal, the joint ventures with MCW, and the Fund intend to continue to acquire retail shopping centers, some of which they may acquire directly from the Partnership. For those properties acquired from third parties, the Partnership is required to contribute its pro-rata share of the purchase price to the joint ventures.

Our investments in real estate partnerships as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
Macquarie CountryWide-Regency (MCWR I)	25.00%	$39,384	40,557
Macquarie CountryWide Direct (MCWR I)	25.00%	6,053	6,153
Macquarie CountryWide-Regency II (MCWR II)	24.95%	210,135	214,450
Macquarie CountryWide-Regency III (MCWR II)	24.95%	795	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	28,401	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	33,508	33,801
Cameron Village LLC (Columbia)	30.00%	20,177	20,364
Columbia Regency Partners II (Columbia)	20.00%	20,215	20,326
RegCal, LLC (RegCal)	25.00%	15,374	17,110
Regency Retail Partners (the Fund)	20.00%	18,708	13,296
Other investments in real estate partnerships	50.00%	38,139	36,563

Total		$430,889	432,910

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

	March 31, 2008	December 31, 2007
Investment in real estate, net	$4,395,611	4,422,533
Acquired lease intangible assets, net	200,157	197,495
Other assets	167,465	147,525

Total assets	4,763,233	4,767,553

Notes payable	2,717,954	2,719,473
Acquired lease intangible liabilities, net	91,413	86,031
Other liabilities	85,292	83,734
Members’ capital	1,868,574	1,878,315

Total liabilities and equity	$4,763,233	4,767,553

Unconsolidated investments in real estate partnerships had notes payable of $2.7 billion as of March 31, 2008 and December 31, 2007 and the Partnership’s proportionate share of these loans was $653.1 million and $653.3 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, the Partnership’s liability does not extend beyond its ownership percentage of the joint venture.

The revenues and expenses for the unconsolidated investments on a combined basis for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Total revenues	$122,740	107,928

Operating expenses:
Depreciation and amortization	46,073	43,171
Operating and maintenance	17,939	15,021
General and administrative	2,188	3,506
Real estate taxes	15,550	12,545

Total operating expenses	81,750	74,243

Other expense (income):
Interest expense, net	36,240	32,366
Gain on sale of real estate	(4,389)	(7,916)
Other income	35	33

Total other expense (income)	31,886	24,483

Net income	$9,104	9,202

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

5.	Notes Receivable

The Partnership has notes receivable outstanding of $32.4 million and $44.5 million at March 31, 2008 and December 31, 2007, respectively. The notes bear interest ranging from LIBOR plus 175 basis points to 14.0% with maturity dates through November 2014. Of the $44.5 million notes receivable outstanding as of December 31, 2007, $12.1 million was outstanding to the Fund in which the Partnership owns 20%. The loan was provided to the Fund in order to facilitate the Partnership’s sale of a shopping center to the Fund during December 2007 and was repaid in full on January 28, 2008.

6.	Acquired Lease Intangibles

The Partnership has acquired lease intangible assets of $16.2 million and $17.2 million at March 31, 2008 and December 31, 2007, respectively, of which $15.7 million and $16.7 million, respectively relates to in-place leases. These in-place leases have a remaining weighted average amortization period of 7.4 years and the aggregate amortization expense recorded for these in-place leases was $981,716 and $718,603 for the three months ended March 31, 2008 and 2007, respectively. The Partnership has above-market lease intangible assets of $525,401 and $554,849 at March 31, 2008 and December 31, 2007, respectively. The remaining weighted average amortization period is 5.0 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was $29,448 and $27,302 for the three months ended March 31, 2008 and 2007, respectively.

The Partnership has acquired lease intangible liabilities of $9.8 million and $10.4 million as of March 31, 2008 and December 31, 2007, respectively. The remaining weighted average accretion period is 7.4 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was $577,486 and $384,711 for the three months ended March 31, 2008 and 2007, respectively.

7.	Notes Payable and Unsecured Credit Facilities

The Partnership’s outstanding debt at March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	2008	2007
Notes Payable:
Fixed rate mortgage loans	$195,768	196,915
Variable rate mortgage loans	5,730	5,821
Fixed rate unsecured loans	1,597,335	1,597,239

Total notes payable	1,798,833	1,799,975
Unsecured credit facilities	309,667	208,000

Total	$2,108,500	2,007,975

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

On March 5, 2008, RCLP entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Partnership with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible by the Partnership at its discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 4.113% at March 31, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility at closing were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the Term Facility was $227.7 million at March 31, 2008.

On February 12, 2007, RCLP entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at the Partnership’s option and an original interest rate of LIBOR plus 55 basis points. On December 5, 2007, Standard and Poor’s Rating Services raised RCLP’s corporate credit and senior unsecured ratings from BBB to BBB+. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus 40 basis points effective January 1, 2008. Contractual interest rates were 3.088% at March 31, 2008 and 5.425% at December 31, 2007 based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $82.0 million and $208.0 million at March 31, 2008 and December 31, 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), RCLP has $941.5 million of capacity available and the spread paid is dependent upon the Partnership maintaining specific investment-grade ratings. The Partnership is also required to comply, and is in compliance, with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. The Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018. The Partnership intends to repay mortgage loans at maturity from proceeds from the Unsecured credit facilities. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.38%. The Partnership has one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

As of March 31, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$4,171	19,402	23,573
2009	4,079	58,462	62,541
2010	4,038	176,894	180,932
2011 (includes Unsecured credit facilities)	3,830	560,767	564,597
2012	4,043	249,859	253,902
Beyond 5 Years	15,010	1,008,520	1,023,530
Unamortized debt discounts, net	—	(575)	(575)

Total	$35,171	2,073,329	2,108,500

8.	Derivative Financial Instruments

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

All of interest rate swaps qualify for hedge accounting under Statement 133 as cash flow hedges. Realized losses associated with the swaps settled in 2005 and 2004 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and comprehensive income (loss) and the consolidated statement of changes in partners’ capital. The unamortized balance of the realized losses is being amortized as additional interest expense over the ten year terms of the hedged loans. The adjustment to interest expense recorded in 2008 related to previously settled swaps is $326,511. The unamortized balance at March 31, 2008 is $8.8 million. Unrealized gains or losses will not be amortized until such time that the expected debt issuance is completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting.

Terms and conditions for the outstanding derivative financial instruments designated as cash flow hedges as of March 31, 2008 were as follows (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(5,517)
100,000	5.415%	09/15/20	(4,227)
98,350	5.399%	01/15/20	(5,697)
100,000	5.415%	09/15/20	(4,079)

$396,700			$(19,520)

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

9.	Fair Value Measurements

Derivative Financial Instruments

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of Statement 157, the Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.

As of March 31, 2008 the Partnership’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements at March 31, 2008 using:
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Derivative financial instruments (Note 8)	$–	$(20,957)	$1,437	$(19,520)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$(9,835)
Total loss (included in Other comprehensive loss)	(9,685)

Ending Balance	$(19,520)

The change in fair value of these swaps from inception was a liability of $19.5 million at March 31, 2008, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in Regency’s consolidated statement of stockholders’ equity and comprehensive income (loss) and the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss).

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated balance sheets.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

Minority Interests

As of March 31, 2008 and December 31, 2007, Regency had 468,211 and 473,611 redeemable OP Units outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $64.76 per share as of March 31, 2008 and $64.49 per share as of December 31, 2007, an aggregated $30.3 million and $30.5 million, respectively.

At March 31, 2008, the Partnership held a majority interest in four consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $10.3 million and $10.2 million at March 31, 2008 and December 31, 2007, respectively. Their related carrying value is $5.8 million and $5.7 million as of March 31, 2008 and December 31, 2007, respectively which is included within limited partners’ interest in consolidated partnerships in the accompanying consolidated balance sheets.

Notes Payable

The fair value of the Partnership’s variable rate notes payable and the Unsecured credit facilities are considered to approximate fair value, since the interest rates on such instruments re-price based on current market conditions. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value. Based on the estimates used by the Partnership, the fair value of fixed rate notes payable and the Unsecured credit facilities is approximately $1.6 billion at March 31, 2008.

10.	Regency’s Stockholders’ Equity and Partners’ Capital

Preferred Units

At March 31, 2008 and December 31, 2007, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded on the accompanying consolidated balance sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of March 31, 2008 are summarized as follows:

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

Units of General Partner Preferred Stock and Regency

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of March 31, 2008 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Partnership
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

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

Regency Common Stock

At March 31, 2008, 75,520,392 common shares were issued. The carrying value of the Common stock was $755,204 with a par value of $.01 and was recorded on the accompanying consolidated balance sheets.

11.	Stock-Based Compensation

The Partnership recorded stock-based compensation in general and administrative expenses in the consolidated statements of operation for the three months ended March 31, 2008 and 2007 as follows, the components of which are further described below (in thousands):

	2008	2007
Restricted stock	$5,218	4,675
Stock options	247	256
Directors’ fees paid in common stock	105	103

Total	$5,570	5,034

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share based payments in accordance with Statement 123(R). During the three months ended March 31, 2008 and 2007 compensation expense of $2.0 million and $1.9 million, respectively which is included above, specifically identifiable to development and leasing activities was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At March 31, 2008, there were approximately 2.4 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

Stock options are granted under the Plan with an exercise price equal to the stock’s price at the date of grant. All stock options granted have ten-year lives, contain vesting terms of one to five years from the date of grant and some have dividend equivalent rights. Stock options granted prior to 2005 also contained “reload” rights, which allowed an option holder the right to receive new options each time existing options were exercised if the existing options were exercised under specific criteria provided for in the Plan. In 2005 and 2007, the Company acquired the “reload” rights of existing employees’ and directors’ stock options from the option holders, substantially canceling all of the “reload” rights on existing stock options. These stock options vest 25% per year and are expensed ratably over a four-year period beginning in year of grant in accordance with Statement 123(R). Options granted under the reload buy-out plan do not earn dividend equivalents.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the three months ended March 31, 2008.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

The following table reports stock option activity during the three months ended March 31, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2007	717,561	$50.05
Add: Granted	—	—
Less: Exercised	29,938	44.38
Less: Forfeited	—	—
Less: Expired	—	—

Outstanding - March 31, 2008	687,623	50.30	6.6	9,946

Vested and expected to vest - March 31, 2008	681,077	50.26	6.6	9,874

Exercisable - March 31, 2008	495,786	49.10	6.6	7,762

The total intrinsic value of options exercised during the three months ended March 31, 2008 was $610,060. As of March 31, 2008, there was $835,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan expected to be recognized through 2008. The Company received cash proceeds for stock option exercises of $799,391 for the three months ended March 31, 2008. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding unvested option activity during the period ended March 31, 2008:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	392,534	$6.04
Add: Granted	—	—
Less: 2008 Vesting	200,697	5.95

Non-vested at March 31, 2008	191,837	$6.12

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants to date can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

•

The 4-year vesting grants vest 25% per year beginning in the year of grant. These grants are not subject to future performance measures, and if such vesting criteria are not met, the compensation cost previously recognized would be reversed.

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

Performance-based vesting grants and 8-year cliff vesting grants are currently only granted to the Company’s senior management. The Company considers the likelihood of meeting the performance criteria based upon managements’ estimates and analysis of future earnings growth from which it determines the amounts recognized as expense on a periodic basis. The Company determines the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model. Compensation expense is measured at the grant date and recognized over the vesting period.

The following table reports restricted stock activity during the period ended March 31, 2008:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Unvested at December 31, 2007	622,751

Add: Granted	324,838		$63.26
Less: Vested and Distributed	279,799		$55.80
Less: Forfeited	—

Unvested at March 31, 2008	667,790	$43,246

As of March 31, 2008, there was $37.0 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, which is recorded when recognized in additional paid in capital of the consolidated statement of stockholders’ equity and comprehensive income (loss) and the general partner preferred and common units column of the Partnership’s consolidated statement of changes in partners’ capital and comprehensive income (loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2012. The Company issues new restricted stock from its authorized shares available.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

12.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended March 31, 2008 and 2007, respectively (in thousands except per unit data):

	2008	2007
Numerator:
Income from continuing operations	$32,882	57,627
Discontinued operations	(100)	839

Net income	32,782	58,466
Less: Preferred unit distributions and original issuance costs	5,850	5,850

Net income for common unit holders	26,932	52,616
Less: Dividends paid on unvested restricted stock	422	366

Net income for common units holders - basic	26,510	52,250
Add: Dividends paid on Treasury Method restricted stock	—	77

Net income for common unit holders – diluted	$26,510	52,327

Denominator:
Weighted average common units outstanding for basic EPU	69,789	69,298
Incremental units to be issued under common stock options using the Treasury method	93	281
Incremental units to be issued under unvested restricted stock using the Treasury method	—	116

Weighted average common units outstanding for diluted EPU	69,882	69,695

Income per common unit – basic
Income from continuing operations	$0.38	0.74
Discontinued operations	0.00	0.01

Net income for common unit holders per unit	$0.38	0.75

Income per common unit – diluted
Income from continuing operations	$0.38	0.74
Discontinued operations	0.00	0.01

Net income for common unit holders per unit	$0.38	0.75

Regency Centers, L.P.

Notes to Consolidated Financial Statements

March 31, 2008

13.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations, or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated growth in revenues, the size of our development program, earnings per unit, returns and portfolio value and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of acquisitions, development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers, L.P. appearing elsewhere within.

Overview and Operating Philosophy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings per unit and total unit holder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of our operating, investing and financing activities are performed through our operating partnership, Regency Centers, L.P. (“RCLP”), RCLP’s wholly owned subsidiaries, and through its investments in co-investment partnerships with third parties. Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At March 31, 2008, we directly owned 232 shopping centers (the “Consolidated Properties”) located in 23 states representing 26.0 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.0 billion before depreciation. Through co-investment partnerships, we own partial interests in 218 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.3 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $430.9 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 450 shopping centers located in 29 states and the District of Columbia and contains 51.3 million square feet of GLA.

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

We have identified certain significant risks and challenges affecting our industry, and we are addressing them accordingly. The current economic downturn could result in a decline in occupancy levels at our shopping centers, which would reduce our rental revenues. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities should minimize the current economy’s negative impact to our shopping centers, although we may incur slower income growth and potentially no growth depending upon the severity of the economic downturn. Increased competition and the slowing economy could result in higher than usual retailer store closings. We are closely monitoring the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition or business practice. We also continue to monitor retail trends and market our shopping centers based on consumer demand. In the current environment, retailers are reducing their demand for new stores. A significant slowdown in new store demand could cause a corresponding reduction in our shopping center development program that would reduce our future rental revenues and profits from development sales. A significant reduction in our development program including future developments being pursued could reduce our net income as a result of (i) potentially higher write-offs of pre-development costs on a reduction in development pursuits, (ii) lower capitalized interest from not converting land currently owned and held for future development into an active development or stopping development of a current project, and (iii) reduced capitalized employee costs (See Critical Accounting Policies and Estimates – Capitalization of Costs described further below). Based upon our current pipeline of development projects undergoing due diligence, which is our best indication of retailer expansion plans, the presence of our development teams in key markets in combination with their excellent relationships with leading anchor tenants, we remain cautiously optimistic about our development program. However, if economic growth stalls, our volume of new development activity may be less than that of historical levels until the economy returns to its historical levels of growth.

Shopping Center Portfolio

The following tables summarize general operating statistics related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	March 31, 2008	December 31, 2007
Number of Properties (a)	450	451
Number of Properties (b)	232	232
Number of Properties (c)	218	219

Properties in Development (a)	45	49
Properties in Development (b)	44	48
Properties in Development (c)	1	1

Gross Leasable Area (a)	51,292,840	51,106,824
Gross Leasable Area (b)	25,954,112	25,722,665
Gross Leasable Area (c)	25,338,728	25,384,159

Percent Leased (a)	91.8%	91.7%
Percent Leased (b)	88.6%	88.1%
Percent Leased (c)	95.2%	95.2%

(a)	Combined Basis
(b)	Consolidated Properties
(c)	Unconsolidated Properties

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	March 31, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	73	9,621,099	18.8%	90.5%	73	9,615,484	18.8%	89.9%
Florida	60	6,237,769	12.2%	92.6%	60	6,137,127	12.0%	94.2%
Texas	38	4,524,439	8.8%	91.1%	38	4,524,621	8.9%	90.7%
Virginia	34	4,137,833	8.1%	93.2%	34	4,153,392	8.1%	93.8%
Illinois	24	2,901,849	5.7%	95.0%	24	2,901,849	5.7%	94.5%
Georgia	30	2,628,658	5.1%	93.3%	30	2,628,658	5.1%	94.0%
Colorado	22	2,451,994	4.8%	91.4%	22	2,424,813	4.8%	91.4%
Ohio	16	2,270,874	4.4%	87.0%	16	2,270,932	4.4%	86.7%
Missouri	23	2,265,472	4.4%	97.8%	23	2,265,472	4.4%	97.9%
North Carolina	16	2,180,033	4.2%	93.0%	16	2,180,033	4.3%	92.7%
Maryland	17	1,993,478	3.9%	95.1%	18	2,058,337	4.0%	95.0%
Pennsylvania	14	1,727,413	3.4%	91.4%	14	1,596,969	3.1%	87.4%
Washington	14	1,332,518	2.6%	96.2%	14	1,332,518	2.6%	98.5%
Oregon	11	1,088,641	2.1%	96.6%	11	1,088,697	2.1%	96.9%
Nevada	3	777,734	1.5%	56.6%	3	774,736	1.5%	43.7%
Delaware	5	654,779	1.3%	88.6%	5	654,779	1.3%	89.7%
Tennessee	8	576,614	1.1%	93.9%	8	576,614	1.1%	95.7%
Massachusetts	3	561,176	1.1%	90.9%	3	561,176	1.1%	86.2%
South Carolina	9	547,535	1.1%	93.1%	9	547,735	1.1%	92.5%
Arizona	4	496,073	1.0%	98.0%	4	496,073	1.0%	98.8%
Minnesota	3	483,938	0.9%	95.6%	3	483,938	1.0%	96.2%
Kentucky	3	325,842	0.6%	88.9%	3	325,792	0.6%	88.1%
Michigan	4	303,457	0.6%	90.0%	4	303,457	0.6%	89.6%
Indiana	6	273,256	0.5%	82.3%	6	273,256	0.5%	81.9%
Wisconsin	2	269,128	0.5%	97.2%	2	269,128	0.5%	97.7%
Alabama	2	193,558	0.4%	81.3%	2	193,558	0.4%	83.5%
Connecticut	1	179,860	0.3%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	96.8%	2	156,482	0.3%	95.2%
New Hampshire	1	91,692	0.2%	74.8%	1	91,692	0.2%	74.8%
Dist. of Columbia	2	39,646	0.1%	86.8%	2	39,646	0.1%	79.4%

Total	450	51,292,840	100.0%	91.8%	451	51,106,824	100.0%	91.7%

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	March 31, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	44	5,655,225	21.8%	87.0%	44	5,656,656	22.0%	86.8%
Florida	42	4,475,371	17.2%	92.2%	42	4,376,530	17.0%	94.4%
Texas	29	3,404,559	13.1%	89.8%	29	3,404,741	13.2%	88.7%
Ohio	14	2,015,693	7.8%	85.7%	14	2,015,751	7.8%	85.5%
Georgia	16	1,409,725	5.4%	92.2%	16	1,409,725	5.5%	92.9%
Virginia	10	1,315,651	5.1%	87.8%	10	1,315,651	5.1%	89.0%
Colorado	14	1,278,546	4.9%	86.9%	14	1,277,505	5.0%	88.3%
North Carolina	10	1,023,768	3.9%	93.8%	10	1,023,768	4.0%	93.5%
Oregon	8	733,971	2.8%	97.3%	8	734,027	2.8%	97.4%
Nevada	2	678,670	2.6%	50.7%	2	675,672	2.6%	35.6%
Pennsylvania	5	665,185	2.6%	86.7%	5	534,741	2.1%	72.9%
Washington	8	614,837	2.4%	98.2%	8	614,837	2.4%	98.6%
Tennessee	7	490,549	1.9%	93.5%	7	490,549	1.9%	95.1%
Illinois	3	414,996	1.6%	91.8%	3	414,996	1.6%	92.2%
Arizona	3	388,440	1.5%	98.0%	3	388,440	1.5%	99.0%
Massachusetts	2	375,897	1.4%	86.4%	2	375,897	1.5%	79.4%
Michigan	4	303,457	1.2%	90.0%	4	303,457	1.2%	89.6%
Delaware	2	240,418	0.9%	99.6%	2	240,418	0.9%	99.6%
South Carolina	3	170,463	0.7%	80.0%	3	170,663	0.7%	79.1%
Maryland	1	129,340	0.5%	72.4%	1	129,340	0.5%	77.3%
New Hampshire	1	91,692	0.4%	74.8%	1	91,692	0.4%	74.8%
Indiana	3	54,487	0.2%	47.1%	3	54,487	0.2%	44.5%
Kentucky	1	23,172	0.1%	21.6%	1	23,122	0.1%	—

Total	232	25,954,112	100.0%	88.6%	232	25,722,665	100.0%	88.1%

The Consolidated Properties are encumbered by notes payable of $201.5 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	March 31, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	29	3,965,874	15.7%	95.4%	29	3,958,828	15.6%	94.4%
Virginia	24	2,822,182	11.1%	95.7%	24	2,837,741	11.2%	96.0%
Illinois	21	2,486,853	9.8%	95.5%	21	2,486,853	9.8%	94.9%
Missouri	23	2,265,472	8.9%	97.8%	23	2,265,472	8.9%	97.9%
Maryland	16	1,864,138	7.4%	96.7%	17	1,928,997	7.6%	96.2%
Florida	18	1,762,398	7.0%	93.5%	18	1,760,597	6.9%	93.6%
Georgia	14	1,218,933	4.8%	94.5%	14	1,218,933	4.8%	95.3%
Colorado	8	1,173,448	4.6%	96.3%	8	1,147,308	4.5%	94.8%
North Carolina	6	1,156,265	4.6%	92.3%	6	1,156,265	4.6%	92.0%
Texas	9	1,119,880	4.4%	95.0%	9	1,119,880	4.4%	96.6%
Pennsylvania	9	1,062,228	4.2%	94.4%	9	1,062,228	4.2%	94.7%
Washington	6	717,681	2.8%	94.4%	6	717,681	2.8%	98.4%
Minnesota	3	483,938	1.9%	95.6%	3	483,938	1.9%	96.2%
Delaware	3	414,361	1.6%	82.2%	3	414,361	1.6%	83.9%
South Carolina	6	377,072	1.5%	99.1%	6	377,072	1.5%	98.5%
Oregon	3	354,670	1.4%	95.1%	3	354,670	1.4%	96.0%
Kentucky	2	302,670	1.2%	94.1%	2	302,670	1.2%	94.8%
Wisconsin	2	269,128	1.1%	97.2%	2	269,128	1.1%	97.7%
Ohio	2	255,181	1.0%	96.5%	2	255,181	1.0%	96.5%
Indiana	3	218,769	0.9%	91.1%	3	218,769	0.9%	91.2%
Alabama	2	193,558	0.8%	81.3%	2	193,558	0.8%	83.5%
Massachusetts	1	185,279	0.7%	100.0%	1	185,279	0.7%	100.0%
Connecticut	1	179,860	0.7%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.6%	96.8%	2	156,482	0.6%	95.2%
Arizona	1	107,633	0.4%	98.1%	1	107,633	0.4%	98.1%
Nevada	1	99,064	0.4%	97.5%	1	99,064	0.4%	98.9%
Tennessee	1	86,065	0.3%	96.2%	1	86,065	0.3%	98.8%
Dist. of Columbia	2	39,646	0.2%	86.8%	2	39,646	0.2%	79.4%

Total	218	25,338,728	100.0%	95.2%	219	25,384,159	100.0%	95.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.6 billion.

The following table summarizes the four largest grocery tenants occupying our shopping centers at March 31, 2008:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	68	8.7%	5.6%
Publix	69	6.6%	4.2%
Safeway	67	5.3%	3.5%
Super Valu	35	3.1%	2.5%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.
(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy are given the right to cancel any or all of their leases and close related stores, or to continue to operate. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We continually monitor industry trends and sales data to help us identify declines in retail categories or tenants who might be experiencing financial difficulties especially in light of the current downturn in the economy. We continue to monitor the video rental industry while its operators transition to different rental formats including on-line rental programs. At March 31, 2008, we had leases with 120 video rental stores representing $8.6 million of annual rental income to the Consolidated Properties and our pro-rata share of the Unconsolidated Properties.

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. Movie Gallery has closed 11 stores and has served notice of one additional store closing. The annual base rent on a pro-rata basis is approximately $892,000 or .24% associated with these 12 stores. Subsequent to these closings, we expect that Movie Gallery will continue to operate 21 stores with annual base rent on a pro-rata basis of approximately $2.2 million or .60%.

We are not aware at this time of the current or pending bankruptcy of any other tenants that would cause a significant reduction in our revenues, and no tenant represents more than 6% of our annual base rental revenues and our pro-rata share of the base rental revenues of the Unconsolidated Properties.

Liquidity and Capital Resources

We expect that cash generated from operating activities combined with gains on the sale of development properties will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding indebtedness, capital expenditures necessary to maintain and improve our shopping centers, and distributions to unit holders. Net cash provided by operating activities was $41.8 million and $37.5 million, and gains from the sale of real estate were $2.9 million and $25.6 million, for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, we incurred capital expenditures to improve our shopping centers of $2.6 million and $2.0 million, we paid scheduled principal payments of $1.1 million and $1.1 million to our lenders on mortgage loans, and we paid distributions to our unit holders of $55.6 million and $45.1 million, respectively. During 2008 Regency’s annual dividend per common share increased by 9.9%.

We intend to continue to grow our portfolio by investing in shopping centers through ground up development of new centers or acquisition of existing centers. Because development and acquisition activities are discretionary in nature, they are not expected to burden the capital resources we have currently available for liquidity requirements. However, our development program continues to be a significant part of our business model and we expect to continue to start new development projects each year based upon retailer store demand, capital availability, and adequate investment returns. We expect to meet our long-term capital investment requirements for development, acquisitions, and maturing secured mortgage loans primarily from: (i) residual cash generated from operating activities after the payments described above, (ii) draws on our Unsecured credit facilities, and (iii) proceeds from the sale or joint venturing of real estate. We would expect that maturing unsecured public debt would be repaid from the proceeds of similar new issues in the future. Although we have no maturing public debt in 2008, we do have $50.0 million and $160.0 million maturing in 2009 and 2010, respectively. Although common or preferred equity raised in the public markets is a funding option, and we consider our access to these markets to be good, we do not currently anticipate issuing equity to fund our development program or repay maturing debt. We would consider issuing equity as part of a financing plan to maintain our leverage ratios at acceptable levels as determined by our Board of Directors. At March 31, 2008, Regency had an unlimited amount available under its shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

The following table summarizes net cash flows related to operating, investing and financing activities (in thousands):

	2008	2007
Net cash provided by operating activities	$41,807	37,460
Net cash used in investing activities	(74,972)	(93,470)
Net cash provided by financing activities	43,709	51,128

Net increase (decrease) in cash and equivalents	$10,544	(4,882)

At March 31, 2008 we had 45 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $1.1 billion after projected sales of adjacent land and out-parcels. This compares to 49 properties that were under construction at the end of 2007 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on our investment from our current development projects of 8.3% on a fully allocated basis including direct internal costs and the cost to acquire any residual interests held by minority development partners. Average returns have declined over previous years primarily the result of higher costs associated with the acquisition of land and construction. We believe that our development returns are sufficient on a risk adjusted basis. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be $411.3 million and will likely be expended through 2011. The costs to complete these developments will be funded from our $941.5 million Unsecured credit facilities, which had $631.8 million of available funding at March 31, 2008, and from expected proceeds from the future sale of shopping centers as part of the capital recycling program described above.

Investments in Unconsolidated Real Estate Partnerships (Co-investment partnerships)

At March 31, 2008, we had investments in unconsolidated real estate partnerships of $430.9 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at March 31, 2008 and December 31, 2007 (dollars in thousands):

	2008	2007
Number of Joint Ventures	18	19
RCLP’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	218	219

Combined Assets	$4,763,233	$4,767,553
Combined Liabilities	2,894,659	2,889,238
Combined Equity	1,868,574	1,878,315

RCLP’s Share of (1):
Assets	$1,151,477	$1,151,872
Liabilities	694,464	692,804

(1)

Pro-rata financial information is not, and is not intended to be, a presentation in accordance with U.S. generally accepted accounting principles. However, management believes that providing such information is useful to investors in assessing the impact of its investments in unconsolidated real estate partnership activities on the operations of RCLP, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

We account for all investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners. Investments in real estate partnerships are primarily composed of co-investment partnerships where we invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive fees for asset management, property management, leasing, investment and financing services. During the three months ended March 31, 2008 and 2007, we received fees from these co-investment partnerships of $8.4 million and $6.4 million, respectively. Our investments in real estate partnerships as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
Macquarie CountryWide-Regency (MCWR I)	25.00%	$39,384	40,557
Macquarie CountryWide Direct (MCWR I)	25.00%	6,053	6,153
Macquarie CountryWide-Regency II (MCWR II)	24.95%	210,135	214,450
Macquarie CountryWide-Regency III (MCWR II)	24.95%	795	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	28,401	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	33,508	33,801
Cameron Village LLC (Columbia)	30.00%	20,177	20,364
Columbia Regency Partners II (Columbia)	20.00%	20,215	20,326
RegCal, LLC (RegCal)	25.00%	15,374	17,110
Regency Retail Partners (the Fund)	20.00%	18,708	13,296
Other investments in real estate partnerships	50.00%	38,139	36,563

Total		$430,889	432,910

We co-invest with the Oregon Public Employees Retirement Fund in three co-investment partnerships (collectively “Columbia”), in which we have ownership interests of 20% or 30%. As of March 31, 2008, Columbia owned 28 shopping centers, had total assets of $652.8 million, and net income of $3.4 million for the three months ended. Our share of Columbia’s total assets and net income was $142.9 million and $700,725, respectively which represents 3.4% of our total assets and 2.6% of our net income available for common unit holders.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of March 31, 2008, RegCal owned seven shopping centers, had total assets of $160.4 million, and had net income of $4.6 million for the three months ended. Our share of RegCal’s total assets and net income was $40.1 million and $1.1 million, respectively which represents 1.0% of our total assets and 4.2% of our net income available for common unit holders, respectively. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million for a gain of $4.2 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships, two in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”).

As of March 31, 2008, MCWR I owned 42 shopping centers, had total assets of $606.5 million, and net income of $2.7 million for the three months ended. Our share of MCWR I’s total assets and net income was $151.7 million and $818,449, respectively.

As of March 31, 2008, MCWR II owned 96 shopping centers, had total assets of $2.6 billion and recorded a net loss of $1.4 million for the three months ended. Our share of MCWR II’s total assets and net loss was $646.3 million and $238,172, respectively. As a result of the significant amount of depreciation and amortization expense recorded by MCWR II in connection with the acquisition of the First Washington Portfolio in 2005, the joint venture may continue to report a net loss in future years, but is expected to produce positive cash flow from operations. We have the ability to receive an acquisition fee of approximately $5.2 million (the “Contingent Acquisition Fee”) deferred from the First Washington Portfolio acquisition in 2005 which is subject to achieving cumulative targeted income levels through 2008. The Contingent Acquisition Fee will only be recognized if earned, and the recognition of income will be limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us.

As of March 31, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $409.9 million and recorded a net loss of $1.2 million primarily related to depreciation and amortization expense, but is expected to produce positive cash flow from operations. Our share of the venture’s total assets and net loss was $67.1 million and $203,407, respectively.

Our investment in the five co-investment partnerships with MCW totals $284.8 million and represents 6.8% of our total assets at March 31, 2008. Our pro-rata share of the assets and net income of these ventures was $865.1 million and $376,870, respectively, which represents 20.6% and 1.4% of our total assets and net income available for common unit holders, respectively.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. The Fund has the exclusive right to acquire all RCLP-developed large format community centers upon stabilization that meet the Fund’s investment criteria. A community center is generally defined as a shopping center with at least 250,000 square feet of GLA including tenant-owned GLA. As of March 31, 2008, the Fund owned seven shopping centers, had total assets of $237.2 million and net income of $411,486 for the three months ended. Our share of the Fund’s total assets and net income was $47.4 million and $125,827, respectively. Our share of the Fund represents 1.1% of our total assets and less than 1% of our net income available for common unit holders, respectively.

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

Notes Payable

Outstanding debt at March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	2008	2007
Notes Payable:
Fixed rate mortgage loans	$195,768	196,915
Variable rate mortgage loans	5,730	5,821
Fixed rate unsecured loans	1,597,335	1,597,239

Total notes payable	1,798,833	1,799,975
Unsecured credit facilities	309,667	208,000

Total	$2,108,500	2,007,975

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible by us at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 4.113% at March 31, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility at closing were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the term loan was $227.7 million at March 31, 2008.

On February 12, 2007, we entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at our option and an original interest rate of LIBOR plus 55 basis points. On December 5, 2007, Standard and Poor’s Rating Services raised our corporate credit and senior unsecured ratings to BBB+ from BBB. As a result of this upgrade, the interest rate on the Line was reduced to LIBOR plus 40 basis points effective January 1, 2008. Contractual interest rates were 3.088% at March 31, 2008 and 5.425% at December 31, 2007 based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $82.0 million and $208.0 million at March 31, 2008 and December 31, 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of capacity available and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply, and are in compliance, with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. The Unsecured credit facility is used primarily to finance the acquisition and development of real estate, but is also available for general working-capital purposes.

Mortgage loans are secured and may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018. We intend to repay mortgage loans at maturity from proceeds from our Unsecured credit facilities. Fixed interest rates on mortgage loans range from 5.22% to 8.95% and average 6.38%. We have one variable rate mortgage loan with an interest rate equal to LIBOR plus a spread of 100 basis points.

As of March 31, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$4,171	19,402	23,573
2009	4,079	58,462	62,541
2010	4,038	176,894	180,932
2011 (includes Unsecured credit facilities)	3,830	560,767	564,597
2012	4,043	249,859	253,902
Beyond 5 Years	15,010	1,008,520	1,023,530
Unamortized debt discounts, net	—	(575)	(575)

Total	$35,171	2,073,329	2,108,500

Our investments in real estate partnerships had notes and mortgage loans payable of $2.7 billion at March 31, 2008, which mature through 2028. Our pro-rata share of these loans was $653.1 million, of which 94.5% had weighted average fixed interest rates of 5.3% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 100 basis points. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our economic interest in the joint venture.

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest-rate risk, we originate new debt with fixed interest rates, or we may enter into interest-rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We engage outside experts who evaluate and make recommendations about hedging strategies when appropriate. We account for derivative instruments under Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. We designated these swaps as cash flow hedges to fix the rate on $400.0 million of new financing expected to occur in 2010 and 2011, and these proceeds will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $19.5 million at March 31, 2008, and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheet and in accumulated other comprehensive income (loss) in the consolidated statement of changes in partners’ capital and comprehensive income (loss).

At March 31, 2008, 85.0% of our total debt had fixed interest rates, compared with 89.4% at December 31, 2007. We intend to limit the percentage of variable interest-rate debt to be no more than

30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 15.0% of our total debt. Based upon the variable interest-rate debt outstanding at March 31, 2008, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.2 million.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency Centers Corporation. As previously discussed, these sources of long-term equity financing allow us to fund our growth while maintaining a conservative capital structure.

Preferred Units

We have issued Preferred Units in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into our common stock. At March 31, 2008 and December 31, 2007, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

Units of General Partner Preferred Stock and Regency

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into our common stock, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of March 31, 2008 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Partnership
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

On January 1, 2008, we split each share of existing Series 3 and Series 4 Preferred Stock, each having a liquidation preference of $250 per share, and a redemption price of $250 per share into ten shares of Series 3 and Series 4 Stock, respectively, each having a liquidation preference of $25 per share and a redemption price of $25 per share. We then exchanged each Series 3 and 4 Depository Share into shares of New Series 3 and 4 Stock, respectively, which have the same dividend rights and other rights and preferences identical to the depositary shares.

Regency Common Stock

At March 31, 2008, 75,520,392 common shares were issued. The carrying value of the Common stock was $755,204 with a par value of $.01.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our consolidated balance sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF Issue No. 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions”. In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. If we determine that the development of a specific project undergoing due diligence is no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. At March 31, 2008 we had $20.9 million of capitalized pre-development costs and during 2008 we expensed $374,318 related to developments that were no longer considered probable. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We generally cease interest cost capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the three months ended March 31, 2008 we capitalized interest of $9.4 million on our development projects. We have a large staff of employees who support the due diligence, land acquisition, construction, anchor leasing, and financial analysis (the “Investment Group”) of our development program. All direct internal costs related to these development activities are capitalized as part of each development project. During the three months ended March 31, 2008 we capitalized $10.0 million of direct costs incurred by the Investment Group. If future accounting standards were to limit the amount of internal costs that may be capitalized, or if our development activity were to decline significantly without a proportionate decrease in internal costs, we could incur a significant increase in our operating expenses and a reduction in net income.

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

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that we can meet the criteria of Statement 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Consistent with Statement 144, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but we retain a property or asset management function, is not considered discontinued. Therefore, based on our evaluation of Statement 144, only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“Statement 161”). This Statement amends Statement 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting this statement.

In February 2008, the FASB amended SFAS No. 157, “Fair Value Measurements” (“Statement 157”) with FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not believe the adoption of Statement 157 for our nonfinancial assets and liabilities will have a material impact on our financial statements.

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

Results from Operations

Comparison of the three months ended March 31, 2008 to 2007:

At March 31, 2008, on a Combined Basis, we were operating or developing 450 shopping centers, as compared to 451 shopping centers at the end of 2007. We identify our shopping centers as either development properties or operating properties. Development properties are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 93% leased and rent paying on newly constructed or renovated GLA). At March 31, 2008, on a Combined Basis, we were developing 45 properties, as compared to 49 properties at the end of 2007.

Our revenues increased by $13.2 million, or 12.4% to $119.6 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$85,605	77,213	8,392
Percentage rent	800	735	65
Recoveries from tenants	24,796	22,084	2,712
Management, acquisition, and other fees	8,447	6,381	2,066

Total revenues	$119,648	106,413	13,235

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from renewing expiring leases or re-leasing vacant space in the operating properties, (ii) minimum rent generated from shopping center acquisitions in 2007, and (iii) recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represents reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees for asset management, property management, leasing, acquisition and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$2,897	2,598	299
Property management fees	4,229	3,300	929
Leasing commissions	683	—	683
Acquisition and financing fees	568	461	107
Other fees	70	22	48

	$8,447	6,381	2,066

Asset and property management fees increased in 2008 as a result of providing those management services to MCWR-DESCO and the Fund.

Our operating expenses increased by $10.3 million, or 17.5%, to $68.8 million in 2008 related to increased operating and maintenance costs, general and administrative costs and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$28,382	24,344	4,038
General and administrative	14,123	12,297	1,826
Depreciation and amortization	25,522	21,451	4,071
Other expenses, net	797	460	337

Total operating expenses	$68,824	58,552	10,272

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions in 2007, recently completed developments commencing operations in the current year, and to general price increases incurred by the operating properties. On average, approximately 80% of these costs are recovered from our tenants through reimbursements included in our revenues. The increase in general and administrative expense is related to annual salary increases and higher costs associated with incentive compensation. The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 and recently completed developments commencing operations in the current year.

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on unsecured credit facilities	$2,941	2,593	348
Interest on notes payable	29,864	24,649	5,215
Capitalized interest	(9,387)	(7,134)	(2,253)
Interest income	(880)	(719)	(161)

	$22,538	19,389	3,149

Interest expense on the Unsecured credit facilities and notes payable increased during 2008 by $5.6 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in June 2007, increased development activity and the acquisition of shopping centers in 2007. The increase in development activity also resulted in an increase in capitalized interest.

Our equity in income (loss) of investments in real estate partnerships (co-investment partnerships or joint ventures) decreased $1.2 million during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$684	3,846	(3,162)
Macquarie CountryWide Direct (MCWR I)	25.00%	135	79	56
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(246)	(1,397)	1,151
Macquarie CountryWide-Regency III (MCWR II)	24.95%	8	15	(7)
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(203)	—	(203)
Columbia Regency Retail Partners (Columbia)	20.00%	532	609	(77)
Cameron Village LLC (Columbia)	30.00%	40	12	28
Columbia Regency Partners II (Columbia)	20.00%	129	10	119
RegCal, LLC (RegCal)	25.00%	1,123	129	994
Regency Retail Partners (the Fund)	20.00%	126	41	85
Other investments in real estate partnerships	50.00%	307	444	(137)

Total		$2,635	3,788	(1,153)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains in 2007 from the sale of a shopping center sold by MCWR I.

Gains from the sale of real estate were $2.9 million in 2008 as compared to $25.6 million in 2007. Included in 2008 gains are $1.7 million from the sale of four out-parcels for net proceeds of $26.9 million, and a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. Included in 2007 gains are $1.3 million from the sale of five out-parcels for net proceeds of $8.2 million, $22.1 million from the sale of one shopping center to the Fund for net proceeds of $57.6 million; and a $2.2 million gain recognized from the reduction of our ownership interest in the Fund from 26.8% to 20% with the admission of additional partners during the first quarter of 2007. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment.

During the three months ended March 31, 2008 we established a provision for loss of $716,000 to adjust a real estate investment to its estimated fair value.

There were no properties sold to unrelated parties during the three months ended March 31, 2008 and 2007. The loss or income from discontinued operations for the three months ended March 31, 2008 and 2007 is related to the operations of shopping centers sold in prior years or classified as held-for-sale in 2007. In compliance with Statement 144, if we sell an asset in the current year, we are required to re-present its operations into discontinued operations for all prior periods. This practice results in a re-presentation of amounts previously reported as continuing operations into discontinued operations.

Net income for common unit holders decreased $25.7 million to $26.9 million in 2008 as compared with $52.6 million in 2007 primarily related to lower gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per unit was $0.38 in 2008 as compared to $0.75 in 2007 or 49% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Market Risk

We are exposed to two components of interest-rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $3.1 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Unsecured credit facilities would increase resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest-rate risk management is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest-rate swaps, caps or treasury locks in order to mitigate our interest-rate risk on a related financial instrument. We do not enter into derivative or interest-rate transactions for speculative purposes. We have approximately $428.0 million of fixed rate debt maturing in 2010 and 2011, which includes $400.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399% and 5.415%. We designated these swaps as cash flow hedges to fix the future interest rates on the $400.0 million of financing expected to occur in 2010 and 2011.

Our interest-rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of March 31, 2008, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest-rate changes.

As the table incorporates only those exposures that exist as of March 31, 2008, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table below, the information presented below has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest-rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$23,412	56,972	180,932	254,930	253,902	1,023,530	1,793,678	1,264,313
Average interest rate for all fixed rate debt	6.42%	6.37%	6.14%	5.80%	5.57%	5.54%	—	—
Variable rate LIBOR debt	$161	5,569	—	309,667	—	—	315,397	315,397
Average interest rate for all variable rate debt	3.11%	3.09%	3.09%	—	—	—	—	—

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer, chief operating officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer, chief operating officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
10.1	Credit Agreement dated March 5, 2008 by and among Regency Centers, L.P., as Borrower, Regency Centers Corporation, the financial institutions party thereto, as Lenders, each of JPMorgan Chase Bank, N.A. and Regions Bank, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent.

10.2	First Amendment dated March 5, 2008 to Second Amended and Restated Credit Agreement dated February 9, 2007 by and among Regency Centers, L.P., as Borrower, Regency Centers Corporation, the financial institutions party thereto, as Lenders, each of JPMorgan Chase Bank, N.A., PNC Bank, National Association and SunTrust Bank, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent, Regions Bank, as Managing Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Administrative Agent.

~ 10.3	2008 Amended and Restated Severance and Change of Control Agreement effective January 1, 2008 by and between Regency Centers Corporation and Martin E. Stein, Jr. filed as Exhibit 10.1 to Regency’s Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

~ 10.4	2008 Amended and Restated Severance and Change of Control Agreement effective January 1, 2008 by and between Regency Centers Corporation and Martin E. Stein, Jr. filed as Exhibit 10.1 to Regency’s Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

~ 10.5	2008 Amended and Restated Severance and Change of Control Agreement effective January 1, 2008 by and between Regency Centers Corporation and Bruce M. Johnson filed as Exhibit 10.3 to Regency’s Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

~ 10.6	2008 Amended and Restated Severance and Change of Control Agreement effective January 1, 2008 by and between Regency Centers Corporation and Brian M. Smith filed as Exhibit 10.4 to Regency’s Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

~ 10.7	Addendum No. 1 dated March 17, 2008 to 2008 Amended and Restated Severance and Change of Control Agreement effective January 1, 2008 by and between Regency Centers Corporation and Brian M. Smith filed as Exhibit 10.1 to Regency’s Current Report on Form 8-K on March 21, 2008 and incorporated herein by reference.

~ 10.8	Personalized Relocation Terms Document for Brian M. Smith dated March 17, 2008 filed as Exhibit 10.2 to Regency’s Current Report on Form 8-K on March 21, 2008 and incorporated herein by reference.

~ 10.9	Regency Centers Corporation Long Term Omnibus Plan as amended and restated February 5, 2008.

31.1	Rule 13a-14 Certification of Chief Executive Officer.

31.2	Rule 13a-14 Certification of Chief Financial Officer.

31.3	Rule 13a-14 Certification of Chief Operating Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

32.3	Section 1350 Certification of Chief Operating Officer.

~	Denotes management compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2008	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Bruce M. Johnson
Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer