Form 10-K
period 2008-12-31
REGENCY CENTERS LP
filed 2009-03-17
CIK 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Documents Incorporated by Reference

Regency Centers Corporation is the general partner of Regency Centers, L.P. Portions of Regency Centers Corporation’s Proxy Statement in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development program, earnings per unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the industry and markets in which Regency Centers Corporation (“Regency” or “Company”) and Regency Centers, L.P. (“RCLP” or the “Partnership”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions including the impact of a slowing economy; financial difficulties of tenants; competitive market conditions, including timing and pricing of acquisitions and sales of properties and out-parcels; changes in expected leasing activity and market rents; timing of development starts and sales of properties and out-parcels; meeting development schedules; our inability to exercise voting control over the co-investment partnerships through which we own or develop many of our properties; weather; consequences of any armed conflict or terrorist attack against the United States; and the ability to obtain governmental approvals. For additional information, see “Risk Factors” elsewhere herein. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of RCLP appearing elsewhere within.

PART I

Item 1.	Business

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings and total unit holder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of our operating, investing and financing activities are performed through RCLP, its wholly owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). Regency currently owns 99% of the outstanding operating partnership units of RCLP. Because of our structure and certain public debt financing, RCLP is also a registrant.

At December 31, 2008, we directly owned 224 shopping centers (the “Consolidated Properties”) located in 24 states representing 24.2 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.0 billion before depreciation. Through co-investment partnerships, we own partial interests in 216 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.4 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $383.4 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 440 shopping centers located in 29 states and the District of Columbia and contains 49.6 million square feet of GLA.

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

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process, the Premier Customer Initiative (“PCI”), to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for us to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

The current economic recession is resulting in a higher level of retail store closings and is limiting the demand for leasing space in our shopping centers resulting in a decline in our occupancy percentages and rental revenues. Additionally, certain national tenants negotiate co-tenancy clauses into their lease agreements, which allow them to reduce their rents or close their stores in the event that a co-tenant closes its store. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help lessen the current economy’s negative impact to our shopping centers, although the negative impact could still be significant. We are closely monitoring the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition, business practice, or reductions in sales.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process can require three to five years from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, but can take longer depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

In the near term, reduced new store openings amongst retailers is resulting in reduced demand for new retail space and is causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we are significantly reducing our development program by reducing the number of new projects started, phasing existing developments that lack retail demand, and reducing related general and administrative expense. Although our development program will continue to be a significant part of our business strategy, new development projects will be rigorously evaluated in regard to availability of capital, visibility of tenant demand to achieve 95% occupancy, and sufficient investment returns.

We intend to maintain a conservative capital structure to fund our growth program, which should preserve our investment-grade ratings. Our approach is founded on our self-funding capital strategy to fund our growth. The culling of non-strategic assets and our industry-leading co-investment partnership program are integral components of this strategy. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to third parties upon completion. These sales proceeds are re-deployed into new, high-quality developments and acquisitions that are expected to generate sustainable revenue growth and attractive returns. To the extent that we are unable to execute our capital recycling program to generate adequate sources of capital, we will significantly reduce and even stop new investment activity until there is adequate visibility and reliability to sources of capital for RCLP.

Joint venturing of shopping centers provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our direct ownership interest, we continue to share, to the extent of our remaining ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy. We have no obligations or liabilities within the co-investment partnerships beyond our ownership interest.

The current lack of liquidity in the capital markets is having a corresponding effect on new investment activity in our co-investment partnerships. Our co-investment partnerships have significant levels of debt, 67.5% of which will mature through 2012, and are subject to significant refinancing risks. We anticipate that as real estate values decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. While we have been successful refinancing maturing loans, the longer-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear. While we believe that our partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the constrained capital markets will not inhibit their ability to access capital and meet their future funding requirements.

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding debt, and capital expenditures necessary to maintain our shopping centers. Regency expects to continue paying dividends to their shareholders based upon availability of cash flow and to maintain compliance with REIT tax laws. Regency’s Board of Directors determined that in light of the current recession and the strains it is placing on our business, they will not increase Regency’s dividend rate per share during 2009, and may find it necessary to reduce future dividends or pay a portion of the dividend in the form of stock. Regency’s Board of Directors is continuously reviewing Regency’s operations and will make decisions about future dividend payments on a quarterly basis.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, gross leasable area, and market capitalization. There are numerous companies and private individuals engaged in the ownership, development, acquisition, and operation of shopping centers which compete with us in our targeted markets. This results in competition for attracting anchor tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, rental costs, tenant mix, property age, and property maintenance. We believe that our competitive advantages include our locations within our market areas, the design quality of our shopping centers, the strong demographics surrounding our shopping centers, our relationships with our anchor tenants and our side-shop and out-parcel retailers, our PCI program that allows us to provide retailers with multiple locations, our practice of maintaining and renovating our shopping centers, and our ability to source and develop new shopping centers.

Changes in Policies

Regency’s Board of Directors establishes the policies that govern our investment and operating strategies including, among others, development and acquisition of shopping centers, tenant and market focus, debt and equity financing policies, quarterly distributions to Regency stockholders, and Regency’s REIT tax status. Regency’s Board of Directors may amend these policies at any time without a vote of Regency’s stockholders.

Employees

Our headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 21 market offices nationwide where we conduct management, leasing, construction, and investment activities. At December 31, 2008, we had 511 employees and we believe that our relations with our employees are good.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove or remediate certain hazardous or toxic substances at our shopping centers. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of required remediation and the owner’s liability for remediation could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent the property or borrow using the property as collateral. We have a number of properties that could require or are currently undergoing varying levels of environmental remediation. Environmental remediation is not currently expected to have a material financial impact on us due to reserves for remediation, insurance programs designed to mitigate the cost of remediation, and various state-regulated programs that shift the responsibility and cost to the state.

Executive Officers

The executive officers of the Company are appointed each year by Regency’s Board of Directors. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Each of the executive officers has been employed by the Company for more than five years.

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	56	Chairman and Chief Executive Officer	1993
Mary Lou Fiala	57	President and Chief Operating Officer	1999	(1)
Bruce M. Johnson	61	Managing Director and Chief Financial Officer	1993	(2)
Brian M. Smith	54	Managing Director and Chief Investment Officer	2005	(3)

(1)

In February 2009, Mary Lou Fiala, President and Chief Operating Officer of the Company since 1999, announced that she will retire from her position as Chief Operating Officer at the end of 2009. As part of the transition of her responsibilities in connection with her retirement later this year, Ms. Fiala gave up the position of President to Brian M. Smith, who was appointed to fill that position as described below. Ms. Fiala will remain as Chief Operating Officer until her retirement. The Corporate Governance and Nominating Committee intends to renominate Ms. Fiala as a director subsequent to her retirement.

(2)	In February 2009, Bruce M. Johnson, Managing Director and Chief Financial Officer of the Company since 1993, was appointed to Executive Vice President.

(3)

In February 2009, Brian M. Smith, Managing Director and Chief Investment Officer of the Company since 2005, was appointed to the position of President. Prior to serving as our Managing Director and Chief Investment Officer, from March 1999 to September 2005, Mr. Smith served as Managing Director of Investments for our Pacific, Mid-Atlantic, and Northeast divisions.

Company Website Access and SEC Filings

The Company’s website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov.

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

The Company’s Independent Registered Public Accountants are KPMG LLP, Jacksonville, Florida. The Company’s General Counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting

The Company’s annual meeting will be held at The River Club, One Independent Drive, 35th Floor, Jacksonville, Florida, at 11:00 a.m. on Tuesday, May 5, 2009.

Item 1A.	Risk Factors

Risk Factors Related to Our Industry and Real Estate Investments

Our revenues and cash flow could be adversely affected by poor market conditions where properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated. During the year ended December 31, 2008, our properties in California, Florida and Texas accounted for 58.9% of our consolidated net operating income. Our revenues and cash available for distribution to unit holders could be adversely affected by this geographic concentration if market conditions, such as supply of retail space or demand for shopping centers, deteriorate in California, Florida, and Texas relative to other geographic areas.

Loss of revenues from major tenants could reduce distributions to unit holders.

We derive significant revenues from anchor tenants such as Kroger, Publix and Safeway that occupy more than one center. Distributions to unit holders could be adversely affected by the loss of revenues in the event a major tenant:

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

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space has been or could be adversely affected by any of the following:

•	weakness in the national, regional and local economies, which could adversely impact consumer spending and retail sales and in turn tenant demand for space and increased store closings;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	the adverse financial condition of some large retailing companies;

•	the ongoing consolidation in the retail sector;

•	the excess amount of retail space in a number of markets;

•	increasing consumer purchases through catalogs or the internet;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats such as video rental stores;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation and zoning laws;

•	adverse government regulation.

•	the growth of super-centers, such as those operated by Wal-Mart, and their adverse effect on major grocery chains; and

•	the impact of increased energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in the operating portfolios, our ability to recycle capital, and our cash available for distribution to unit holders.

Unsuccessful development activities or a slowdown in development activities could reduce distributions to unit holders.

We actively pursue development activities as opportunities arise. Development activities require various government and other approvals for entitlements which can significantly delay the development process. We may not recover our investment in development projects for which approvals are not received. We incur other risks associated with development activities, including:

•	the ability to lease up developments to full occupancy on a timely basis;

•	the risk that anchor tenants will not open and operate in accordance with their lease agreement;

•

the risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable and available for contribution to our co-investment partnerships or sale to third parties;

•

the risk that the current size and continued growth in our development pipeline will strain the organization’s capacity to complete the developments within the targeted timelines and at the expected returns on invested capital;

•	the risk that we may abandon development opportunities and lose our investment in these developments;

•	the risk that development costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development and construction process; and

•	the lack of cash flow during the construction period.

If developments are unsuccessful, funding provided from contributions to co-investment partnerships and sales to third parties may be materially reduced and our cash flow available for distribution to unit holders will be reduced. Our earnings and cash flow available for distribution to unit holders also may be reduced if we experience a significant slowdown in our development activities.

Uninsured loss may adversely affect distributions to unit holders.

We carry comprehensive liability, fire, flood, extended coverage, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. We believe that the insurance carried on our properties is adequate and in accordance with industry standards. There are, however, some types of losses, such as from hurricanes, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. If an uninsured loss occurs, we could lose both the invested capital in and anticipated revenues from the property, but we would still be obligated to repay any recourse mortgage debt on the property. In that event, our distributions to unit holders could be reduced.

We face competition from numerous sources.

The ownership of shopping centers is highly fragmented, with less than 10% owned by real estate investment trusts. We face competition from other real estate investment trusts as well as from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We compete to develop shopping centers with other real estate investment trusts engaged in development activities as well as with local, regional, and national real estate developers.

We compete in the acquisition of properties through proprietary research that identifies opportunities in markets with high barriers to entry and higher-than-average population growth and household income. We seek to maximize rents per square foot by (i) establishing relationships with supermarket chains that are first or second in their markets or other category-leading anchors and (ii) leasing non-anchor space in multiple centers to national or regional tenants. We compete to develop properties by applying our proprietary research methods to identify development and leasing opportunities and by pre-leasing a significant portion of a center before beginning construction.

There can be no assurance, however, that other real estate owners or developers will not utilize similar research methods and target the same markets and anchor tenants that we target. These entities may successfully control these markets and tenants to our exclusion. If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to unit holders, may be adversely affected.

Costs of environmental remediation could reduce our cash flow available for distribution to unit holders.

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

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks (UST’s). The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or lease a contaminated property or to borrow using the property as collateral. Any of these developments could reduce cash flow and distributions to unit holders.

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

Our co-investment partnerships account for a significant portion of our revenues and net income in the form of management fees and are an important part of our growth strategy. The termination of our co-investment partnerships could adversely affect distributions to unit holders.

Our management fee income has increased significantly as our participation in co-investment partnerships has increased. If co-investment partnerships owning a significant number of properties were dissolved for any reason, we would lose the asset and property management fees from these co-investment partnerships, which could adversely affect our cash available for distribution to unit holders.

In addition, termination of the co-investment partnerships without replacing them with new co-investment partnerships could adversely affect our growth strategy. Property sales to the co-investment partnerships provide us with an important source of funding for additional developments and acquisitions. Without this source of capital, our ability to recycle capital, fund developments and acquisitions, and increase distributions to unit holders could be adversely affected.

Our co-investment partnerships have significant levels of debt, 67.5% of which will mature through 2012, and are subject to significant refinancing risks. We anticipate that as real estate values decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. The long-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear.

Our partnership structure may limit our flexibility to manage our assets.

Regency invests in retail shopping centers through Regency Centers, L.P., the operating partnership in which Regency currently own 99% of the outstanding common partnership units. From time to time, we acquire properties through our operating partnership in exchange for limited partnership interests. This acquisition structure may permit limited partners who contribute properties to us to defer some, if not all, of the income tax liability that they would incur if they sold the property for cash.

Properties contributed to our operating partnership may have unrealized gains attributable to the difference between the fair market value and adjusted tax basis in the properties prior to contribution. As a result, our sale of these properties could cause adverse tax consequences to the limited partners who contributed them.

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

Risk Factors Related to Our Capital Recycling and Capital Structure

Lack of available credit could reduce capital available for new developments and other investments and could increase refinancing risks.

The lack of available credit in the commercial real estate market is causing a decline in the sale of shopping centers and their values. This reduces the available capital for new developments or other new investments, which is a key part of our capital recycling strategy. The lack of liquidity in the capital markets has also resulted in a significant increase in the cost to refinance maturing loans and a significant increase in refinancing risks. We anticipate that as real estate values decline, refinancing maturing secured loans, including those maturing in our joint ventures, may require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. At this time, it is unclear whether and to what extent the actions taken by the U.S. government currently being implemented or contemplated, will mitigate the effects of the economic crisis within the United States. While we currently have no immediate need to access the credit markets, the impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear.

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

Our debt financing may reduce distributions to unit holders.

We do not expect to generate sufficient funds from operations to make balloon principal payments when due on our debt. If we are unable to refinance our debt on acceptable terms, we might be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms. Either could reduce the cash flow available for distributions to unit holders.

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

Our organizational documents do not limit the amount of debt that may be incurred. The degree to which we are leveraged could have important consequences, including the following:

•

leverage could affect our ability to obtain additional financing in the future to repay indebtedness or for working capital, capital expenditures, acquisitions, development, or other general corporate purposes;

•	leverage could make us more vulnerable to a downturn in our business or the economy generally; and

•	as a result, our leverage could lead to reduced distributions to unit holders.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our revolving line of credit and our unsecured notes contain customary covenants, including compliance with financial ratios, such as ratios of total debt to gross asset value and fixed charge coverage ratios. Our line of credit also restricts our ability to enter into a transaction that would result in a change of control. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of these covenants, the resulting default could cause the acceleration of our indebtedness, even in the absence of a payment default. If we are not able to refinance our indebtedness after a default, or unable to refinance our indebtedness on favorable terms, distributions to unit holders and our financial condition would be adversely affected.

We depend on external sources of capital, which may not be available in the future.

To qualify as a REIT, Regency must, among other things, distribute to their stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions or developments, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. In addition, our line of credit imposes covenants that limit our flexibility in obtaining other financing, such as a prohibition on negative pledge agreements.

Additional equity offerings may result in substantial dilution of unit holders’ interests, and additional debt financing may substantially increase our degree of leverage.

Risk Factors Related to Interest Rates and the Market for Our Stock

Increased interest rates may reduce distributions to unit holders.

We are obligated on floating rate debt, and if we do not eliminate our exposure to increases in interest rates through interest rate protection or cap agreements, these increases may reduce cash flow and our ability to make distributions to unit holders.

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

The annual dividend rate on Regency’s common stock as a percentage of its market price may influence the trading price of Regency’s stock. An increase in market interest rates may lead purchasers to demand a higher annual dividend rate, which could adversely affect the market price of our stock. A decrease in the market price of our common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing Regency shareholders.

Risk Factors Related to Federal Income Tax Laws for Regency

If we fail to qualify as a REIT for federal income tax purposes, we would be subject to federal income tax at regular corporate rates.

We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the IRS or a court would agree with the positions we have taken in interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and this would likely have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions include sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

In addition, any net taxable income earned directly by our taxable affiliates, including Regency Realty Group, Inc., our taxable REIT subsidiary, is subject to federal and state corporate income tax. Several provisions of the laws applicable to REIT’s and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, a REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT’s tenants and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our unit holders.

A REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or 10% of the value of the issuer’s outstanding securities. An exception to these tests allows a REIT to own securities of a subsidiary that exceed the 5% value test and the 10% value tests if the subsidiary elects to be a “taxable REIT subsidiary.” We are not able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 25% of the value of our total assets. We currently own more than 10% of the total value of the outstanding securities of Regency Realty Group, Inc., which has elected to be a taxable REIT subsidiary.

Risk Factors Related to Our Ownership Limitations, the Florida Business Corporation Act and Certain Other Matters

Restrictions on the ownership of our capital stock to preserve our REIT status could delay or prevent a change in control.

Ownership of more than 7% by value of Regency’s outstanding capital stock by certain persons is restricted for the purpose of maintaining Regency’s qualification as a REIT, with certain exceptions. This 7% limitation may discourage a change in control and may also (i) deter tender offers for Regency’s capital stock, which offers may be attractive to Regency’s stockholders, or (ii) limit the opportunity for Regency’s stockholders to receive a premium for their capital stock that might otherwise exist if an investor attempted to assemble a block in excess of 7% of Regency’s outstanding capital stock or to effect a change in control.

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

The Partnership has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2008 that remain unresolved.

Item 2.	Properties

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	76	9,597,194	19.3%	91.9%	73	9,615,484	18.8%	89.9%
Florida	60	6,050,697	12.2%	93.9%	60	6,137,127	12.0%	94.2%
Texas	36	4,404,025	8.9%	90.5%	38	4,524,621	8.9%	90.7%
Virginia	30	3,799,919	7.6%	95.6%	34	4,153,392	8.1%	93.8%
Illinois	24	2,901,919	5.8%	90.0%	24	2,901,849	5.7%	94.5%
Georgia	30	2,648,555	5.3%	92.7%	30	2,628,658	5.1%	94.0%
Ohio	17	2,631,530	5.3%	86.7%	16	2,270,932	4.4%	86.7%
Colorado	22	2,285,926	4.6%	91.4%	22	2,424,813	4.8%	91.4%
Missouri	23	2,265,422	4.6%	96.8%	23	2,265,472	4.4%	97.9%
North Carolina	15	2,107,442	4.2%	91.9%	16	2,180,033	4.3%	92.7%
Maryland	16	1,873,759	3.8%	94.0%	18	2,058,337	4.0%	95.0%
Pennsylvania	12	1,441,791	2.9%	90.1%	14	1,596,969	3.1%	87.4%
Washington	13	1,255,836	2.5%	97.0%	14	1,332,518	2.6%	98.5%
Oregon	11	1,087,738	2.2%	97.1%	11	1,088,697	2.1%	96.9%
Tennessee	8	574,114	1.2%	92.0%	8	576,614	1.1%	95.7%
Massachusetts	3	561,186	1.1%	93.4%	3	561,176	1.1%	86.2%
Nevada	3	528,368	1.1%	83.4%	3	774,736	1.5%	43.7%
Arizona	4	496,073	1.0%	94.3%	4	496,073	1.0%	98.8%
Minnesota	3	483,938	1.0%	92.9%	3	483,938	1.0%	96.2%
Delaware	4	472,005	0.9%	95.2%	5	654,779	1.3%	89.7%
South Carolina	8	451,494	0.9%	96.7%	9	547,735	1.1%	92.5%
Kentucky	3	325,853	0.7%	90.2%	3	325,792	0.6%	88.1%
Alabama	3	278,299	0.6%	78.3%	2	193,558	0.4%	83.5%
Indiana	6	273,279	0.6%	76.4%	6	273,256	0.5%	81.9%
Wisconsin	2	269,128	0.5%	97.7%	2	269,128	0.5%	97.7%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	96.2%	2	156,482	0.3%	95.2%
Michigan	2	118,273	0.2%	84.9%	4	303,457	0.6%	89.6%
New Hampshire	1	84,793	0.2%	80.4%	1	91,692	0.2%	74.8%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,646	0.1%	79.4%

Total	440	49,644,545	100.0%	92.3%	451	51,106,824	100.0%	91.7%

The Combined Properties include the consolidated and unconsolidated properties which are encumbered by notes payable of $240.3 million and mortgage loans of $2.7 billion, respectively.

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	5,668,350	23.5%	89.7%	44	5,656,656	22.0%	86.8%
Florida	41	4,198,414	17.4%	94.4%	42	4,376,530	17.0%	94.4%
Texas	28	3,371,380	13.9%	89.9%	29	3,404,741	13.2%	88.7%
Ohio	14	1,985,392	8.2%	85.3%	14	2,015,751	7.8%	85.5%
Georgia	16	1,409,622	5.8%	92.0%	16	1,409,725	5.5%	92.9%
Colorado	14	1,130,771	4.7%	86.2%	14	1,277,505	5.0%	88.3%
Virginia	7	958,825	4.0%	90.8%	10	1,315,651	5.1%	89.0%
North Carolina	9	951,177	3.9%	94.6%	10	1,023,768	4.0%	93.5%
Oregon	8	733,068	3.0%	98.4%	8	734,027	2.8%	97.4%
Washington	7	538,155	2.2%	95.9%	8	614,837	2.4%	98.6%
Tennessee	7	488,049	2.0%	91.2%	7	490,549	1.9%	95.1%
Nevada	2	429,304	1.8%	81.1%	2	675,672	2.6%	35.6%
Illinois	3	414,996	1.7%	84.7%	3	414,996	1.6%	92.2%
Arizona	3	388,440	1.6%	93.0%	3	388,440	1.5%	99.0%
Massachusetts	2	375,907	1.6%	90.5%	2	375,897	1.5%	79.4%
Pennsylvania	4	347,430	1.4%	77.6%	5	534,741	2.1%	72.9%
Delaware	2	240,418	1.0%	99.2%	2	240,418	0.9%	99.6%
Michigan	2	118,273	0.5%	84.9%	4	303,457	1.2%	89.6%
Maryland	1	106,915	0.4%	77.8%	1	129,340	0.5%	77.3%
New Hampshire	1	84,793	0.4%	80.4%	1	91,692	0.4%	74.8%
Alabama	1	84,741	0.4%	68.7%	—	—	—	—
South Carolina	2	74,422	0.3%	90.6%	3	170,663	0.7%	79.1%
Indiana	3	54,510	0.2%	34.1%	3	54,487	0.2%	44.5%
Kentucky	1	23,184	0.1%	33.6%	1	23,122	0.1%	—

Total	224	24,176,536	100.0%	90.2%	232	25,722,665	100.0%	88.1%

The Consolidated Properties are encumbered by notes payable of $240.3 million.

Item 2.	Properties (continued)

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	December 31, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	30	3,928,844	15.4%	94.9%	29	3,958,828	15.6%	94.4%
Virginia	23	2,841,094	11.2%	97.2%	24	2,837,741	11.2%	96.0%
Illinois	21	2,486,923	9.8%	90.9%	21	2,486,853	9.8%	94.9%
Missouri	23	2,265,422	8.9%	96.8%	23	2,265,472	8.9%	97.9%
Florida	19	1,852,283	7.3%	92.6%	18	1,760,597	6.9%	93.6%
Maryland	15	1,766,844	6.9%	95.0%	17	1,928,997	7.6%	96.2%
Georgia	14	1,238,933	4.9%	93.6%	14	1,218,933	4.8%	95.3%
North Carolina	6	1,156,265	4.5%	89.7%	6	1,156,265	4.6%	92.0%
Colorado	8	1,155,155	4.5%	96.4%	8	1,147,308	4.5%	94.8%
Pennsylvania	8	1,094,361	4.3%	94.1%	9	1,062,228	4.2%	94.7%
Texas	8	1,032,645	4.0%	92.6%	9	1,119,880	4.4%	96.6%
Washington	6	717,681	2.8%	97.8%	6	717,681	2.8%	98.4%
Ohio	3	646,138	2.5%	91.0%	2	255,181	1.0%	96.5%
Minnesota	3	483,938	1.9%	92.9%	3	483,938	1.9%	96.2%
South Carolina	6	377,072	1.5%	98.0%	6	377,072	1.5%	98.5%
Oregon	3	354,670	1.4%	94.3%	3	354,670	1.4%	96.0%
Kentucky	2	302,669	1.2%	94.6%	2	302,670	1.2%	94.8%
Wisconsin	2	269,128	1.1%	97.7%	2	269,128	1.1%	97.7%
Delaware	2	231,587	0.9%	91.1%	3	414,361	1.6%	83.9%
Indiana	3	218,769	0.9%	87.0%	3	218,769	0.9%	91.2%
Alabama	2	193,558	0.8%	82.5%	2	193,558	0.8%	83.5%
Massachusetts	1	185,279	0.7%	99.4%	1	185,279	0.7%	100.0%
Connecticut	1	179,860	0.7%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.6%	96.2%	2	156,482	0.6%	95.2%
Arizona	1	107,633	0.4%	98.9%	1	107,633	0.4%	98.1%
Nevada	1	99,064	0.4%	93.0%	1	99,064	0.4%	98.9%
Tennessee	1	86,065	0.3%	96.2%	1	86,065	0.3%	98.8%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,646	0.2%	79.4%

Total	216	25,468,009	100.0%	94.3%	219	25,384,159	100.0%	95.2%

The Unconsolidated Properties are encumbered by mortgage loans of $2.7 billion.

Item 2.	Properties (continued)

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus RCLP’s pro-rata share of Unconsolidated Properties as of December 31, 2008 based upon a percentage of total annualized base rent exceeding .5%.

Tenant	GLA	Percent to Partnership Owned GLA	Rent	Percentage of Annualized Base Rent	Number of Leased Stores	Anchor Owned Stores (a)
Kroger	2,626,656	9.0%	$24,585,984	5.71%	57	9
Publix	1,982,774	6.8%	17,905,956	4.16%	66	1
Safeway	1,669,257	5.7%	16,182,878	3.76%	58	6
Supervalu	937,795	3.2%	10,510,610	2.44%	33	3
CVS	466,451	1.6%	6,966,021	1.62%	52	—
Blockbuster Video	295,762	1.0%	6,296,522	1.46%	80	—
TJX Companies	433,886	1.5%	4,449,824	1.03%	27	—
Wells Fargo Bank	71,798	0.2%	3,606,331	0.84%	51	—
Starbucks	103,040	0.4%	3,436,229	0.80%	97	—
JPMorgan Chase Bank	94,583	0.3%	3,323,739	0.77%	36	—
Sears Holdings	435,225	1.5%	3,270,528	0.76%	14	2
Walgreens	207,823	0.7%	3,149,986	0.73%	20	—
PETCO	165,339	0.6%	2,970,225	0.69%	22	—
Rite Aid	221,440	0.8%	2,966,555	0.69%	32	—
Schnucks	309,522	1.1%	2,695,784	0.63%	31	—
Bank of America	70,644	0.2%	2,680,761	0.62%	31	—
Hallmark	156,512	0.5%	2,676,729	0.62%	59	—
Subway	89,453	0.3%	2,539,466	0.59%	115	—
H.E.B.	210,413	0.7%	2,499,163	0.58%	4	—
Ross Dress For Less	174,379	0.6%	2,346,730	0.54%	16	—
The UPS Store	94,034	0.3%	2,336,115	0.54%	110	—
Harris Teeter	182,108	0.6%	2,315,621	0.54%	7	—
Best Buy	113,280	0.4%	2,310,476	0.54%	7	—
Stater Bros.	151,151	0.5%	2,300,289	0.53%	5	—
PetSmart	149,326	0.5%	2,276,767	0.53%	11	—
Whole Foods	109,613	0.4%	2,250,494	0.52%	5	—
Staples	147,312	0.5%	2,224,514	0.52%	12	—
Sports Authority	129,427	0.4%	2,211,673	0.51%	4	—
Michael’s	194,815	0.7%	2,188,080	0.51%	13	—
Target	268,864	0.9%	2,186,323	0.51%	3	22
Ahold	191,645	0.7%	2,161,122	0.50%	10	—

(a)	Stores owned by anchor tenant that are attached to our centers.

RCLP’s leases have terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The leases provide for the monthly payment in advance of fixed minimum rent, additional rents calculated as a percentage of the tenant’s sales, the tenant’s pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

Item 2.	Properties (continued)

The following table sets forth a schedule of lease expirations for the next ten years and thereafter, assuming no tenants renew their leases:

Lease Expiration Year	Expiring GLA (2)	Percent of Total Partnership GLA (2)	Minimum Rent Expiring Leases (3)	Percent of Minimum Rent (3)
(1)	321,286	1.2%	$5,883,035	1.4%
2009	1,925,845	7.4%	37,125,786	8.6%
2010	2,431,621	9.4%	45,949,295	10.7%
2011	2,954,151	11.4%	52,293,040	12.1%
2012	3,227,004	12.5%	58,804,328	13.7%
2013	2,537,624	9.8%	49,051,657	11.4%
2014	1,256,946	4.9%	20,669,720	4.8%
2015	750,931	2.9%	12,577,954	2.9%
2016	739,725	2.9%	12,526,878	2.9%
2017	1,242,402	4.8%	21,744,597	5.0%
2018	1,340,798	5.2%	21,291,183	4.9%
Thereafter	7,131,604	27.6%	92,852,925	21.6%

Total	25,859,937	100.0%	$430,770,398	100.0%

(1)	leased currently under month to month rent or in process of renewal

(2)	represents GLA for Consolidated Properties plus RCLP’s pro-rata share of Unconsolidated Properties

(3)	minimum rent includes current minimum rent and future contractual rent steps for the Consolidated Properties plus RCLP’s pro-rata share from Unconsolidated Properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements

See the following Combined Basis property table and also see Item 7, Management’s Discussion and Analysis for further information about RCLP’s properties.

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA
Los Angeles/ Southern CA
4S Commons Town Center	2004	2004	240,060	98.5%	Ralphs, Jimbo’s...Naturally!	Bed Bath & Beyond, Cost Plus World Market, CVS, Griffin Ace Hardware
Amerige Heights Town Center (4)	2000	2000	96,680	100.0%	Albertsons, (Target)	—
Bear Creek Village Center (4)	2003	2004	75,220	96.3%	Stater Bros.	—
Brea Marketplace (4)	2005	1987	193,172	93.1%	Sprout’s Markets, Toys “R” Us	24 Hour Fitness, Circuit City, Big 5 Sporting Goods, Beverages & More!, Childtime Childcare
Campus Marketplace (4)	2000	2000	144,289	98.1%	Ralphs	Longs Drug, Discovery Isle Child Development Center
Costa Verde Center	1999	1988	178,623	94.6%	Bristol Farms	Bookstar, The Boxing Club, Pharmaca Integrative Pharmacy
El Camino Shopping Center	1999	1995	135,728	100.0%	Von’s Food & Drug	Sav-On Drugs
El Norte Pkwy Plaza	1999	1984	90,679	95.5%	Von’s Food & Drug	Longs Drug
Falcon Ridge Town Center Phase I (4)	2003	2004	232,754	87.3%	Stater Bros., (Target)	Sports Authority, Ross Dress for Less, Party City, Michaels, Pier 1 Imports
Falcon Ridge Town Center Phase II (4)	2005	2005	66,864	100.0%	24 Hour Fitness	CVS
Five Points Shopping Center (4)	2005	1960	144,553	100.0%	Albertsons	Longs Drug, Ross Dress for Less, Big 5 Sporting Goods
French Valley Village Center	2004	2004	98,919	90.7%	Stater Bros.	Sav-On Drugs
Friars Mission Center	1999	1989	146,898	100.0%	Ralphs	Longs Drug
Garden Village (4)	2000	2000	112,767	98.4%	Albertsons	Rite Aid
Gelson’s Westlake Market Plaza	2002	2002	84,975	96.9%	Gelson’s Markets	—
Golden Hills Promenade (3)	2006	2006	288,252	69.7%	Lowe’s	Bed Bath & Beyond
Granada Village (4)	2005	1965	224,649	72.3%	—	Rite Aid, TJ Maxx, Stein Mart
Hasley Canyon Village	2003	2003	65,801	97.5%	Ralphs	—
Heritage Plaza	1999	1981	231,582	99.4%	Ralphs	CVS, Hands On Bicycles, Total Woman, Ace Hardware
Highland Crossing (3)	2007	2007	39,920	0.0%	LA Fitness	—
Indio-Jackson (3)	2006	2006	230,382	49.5%	(Home Depot), (WinCo)	CVS, 24 Hour Fitness, PETCO, Staples
Jefferson Square (3)	2007	2007	38,013	74.7%	Fresh & Easy	CVS
Laguna Niguel Plaza (4)	2005	1985	41,943	97.9%	(Albertsons)	CVS
Marina Shores (4)	2008	2001	67,727	93.4%	—	PETCO
Morningside Plaza	1999	1996	91,211	95.1%	Stater Bros.	—
Murrieta Marketplace (3)	2008	2008	233,194	77.8%	(Target), Lowe’s	Staples
Navajo Shopping Center (4)	2005	1964	102,138	98.4%	Albertsons	Rite Aid, Kragen Auto Parts
Newland Center	1999	1985	149,140	100.0%	Albertsons	—
Oakbrook Plaza	1999	1982	83,279	96.4%	Albertsons	(Longs Drug)
Park Plaza Shopping Center (4)	2001	1991	194,396	95.6%	Henry’s Marketplace	CVS, PETCO, Ross Dress For Less, Office Depot, Tuesday Morning
Plaza Hermosa	1999	1984	94,940	100.0%	Von’s Food & Drug	Sav-On Drugs
Point Loma Plaza (4)	2005	1987	212,774	96.2%	Von’s Food & Drug	Sport Chalet 5, 24 Hour Fitness, Jo-Ann Fabrics
Rancho San Diego Village (4)	2005	1981	153,255	97.9%	Von’s Food & Drug	(Longs Drug), 24 Hour Fitness
Rio Vista Town Center (3)	2005	2005	79,519	64.4%	Stater Bros.	(CVS)
Rona Plaza	1999	1989	51,760	100.0%	Superior Super Warehouse	—
Santa Ana Downtown Plaza	1999	1987	100,306	96.6%	Food 4 Less	Famsa, Inc.
Seal Beach (4)	2002	1966	96,858	89.1%	Von’s Food & Drug	CVS
Shops of Santa Barbara	2003	2004	46,118	84.0%	—	Circuit City
Shops of Santa Barbara Phase II (3)	2004	2004	51,848	57.3%	Whole Foods	—
Slauson & Central (3)	2008	2008	77,300	58.2%	Northgate Market	—
Twin Oaks Shopping Center (4)	2005	1978	98,399	100.0%	Ralphs	Rite Aid
Twin Peaks	1999	1988	198,140	97.6%	Albertsons, Target	—
Valencia Crossroads	2002	2003	172,856	100.0%	Whole Foods, Kohl’s	—
Ventura Village	1999	1984	76,070	97.3%	Von’s Food & Drug	—
Vine at Castaic (3)	2005	2005	30,236	74.3%	—	—
Vista Village Phase I (4)	2002	2003	129,009	99.4%	Krikorian Theaters, (Lowe’s)	—
Vista Village Phase II (4)	2002	2003	55,000	45.5%	Sprout’s Markets	—
Vista Village IV	2006	2006	11,000	100.0%	—	—
Westlake Village Plaza and Center	1999	1975	190,519	99.0%	Von’s Food & Drug	(CVS), Longs Drug, Total Woman
Westridge Village	2001	2003	92,287	98.2%	Albertsons	Beverages & More!
Woodman Van Nuys	1999	1992	107,614	98.6%	El Super	—
San Francisco/ Northern CA
Applegate Ranch Shopping Center (3)	2006	2006	158,825	55.8%	(Super Target), (Home Depot)	Marshalls, PETCO, Big 5 Sporting Goods
Auburn Village (4)	2005	1990	133,944	100.0%	Bel Air Market	Dollar Tree, Goodwill Industries, (Longs Drug)
Bayhill Shopping Center (4)	2005	1990	121,846	100.0%	Mollie Stone’s Market	Longs Drug

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
CALIFORNIA (continued)
Blossom Valley	1999	1990	93,316	100.0%	Safeway	Longs Drug
Clayton Valley Shopping Center	2003	2004	259,701	93.9%	Fresh & Easy, Yardbirds Home Center	Longs Drugs, Dollar Tree, Ross Dress For Less
Clovis Commons	2004	2004	174,990	93.1%	(Super Target)	Petsmart, TJ Maxx, Office Depot, Best Buy
Corral Hollow (4)	2000	2000	167,184	100.0%	Safeway, Orchard Supply & Hardware	Longs Drug
Diablo Plaza	1999	1982	63,265	100.0%	(Safeway)	(Longs Drug), Jo-Ann Fabrics
El Cerrito Plaza (4)	2000	2000	256,035	96.2%	(Lucky’s)	(Longs Drug), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	1999	1965	102,413	99.0%	Safeway	Walgreens
Folsom Prairie City Crossing	1999	1999	90,237	98.9%	Safeway	—
Gateway 101 (3)	2008	2008	91,907	100.0%	(Home Depot), (Best Buy), Sports Authority, Nordstrom Rack	—
Loehmanns Plaza California	1999	1983	113,310	98.0%	(Safeway)	Longs Drug, Loehmann’s
Mariposa Shopping Center (4)	2005	1957	126,658	100.0%	Safeway	Longs Drug, Ross Dress for Less
Pleasant Hill Shopping Center (4)	2005	1970	234,061	99.2%	Target, Toys “R” Us	Barnes & Noble, Marshalls
Powell Street Plaza	2001	1987	165,928	92.4%	Trader Joe’s	Circuit City, Beverages & More!, Ross Dress For Less, Shane Company
Raley’s Supermarket (4)	2007	1964	62,827	100.0%	Raley’s	—
San Leandro Plaza	1999	1982	50,432	100.0%	(Safeway)	(Longs Drug)
Sequoia Station	1999	1996	103,148	100.0%	(Safeway)	Longs Drug, Barnes & Noble, Old Navy, Wherehouse Music
Silverado Plaza (4)	2005	1974	84,916	99.6%	Nob Hill	Longs Drug
Snell & Branham Plaza (4)	2005	1988	99,350	98.3%	Safeway	—
Stanford Ranch Village (4)	2005	1991	89,875	95.1%	Bel Air Market	—
Strawflower Village	1999	1985	78,827	97.6%	Safeway	(Longs Drug)
Tassajara Crossing	1999	1990	146,188	96.7%	Safeway	Longs Drug, Ace Hardware
West Park Plaza	1999	1996	88,103	98.0%	Safeway	Rite Aid
Woodside Central	1999	1993	80,591	100.0%	(Target)	Chuck E. Cheese, Marshalls
Ygnacio Plaza (4)	2005	1968	109,701	100.0%	—	Sports Basement, Rite Aid

Subtotal/Weighted Average (CA)			9,597,194	91.9%

FLORIDA
Ft. Myers / Cape Coral
Corkscrew Village	2007	1997	82,011	93.6%	Publix	—
First Street Village (3)	2006	2006	54,926	91.8%	Publix	—
Grande Oak	2000	2000	78,784	100.0%	Publix	—
Jacksonville / North Florida
Anastasia Plaza (4)	1993	1988	102,342	90.6%	Publix	—
Canopy Oak Center (3)(4)	2006	2006	90,043	79.4%	Publix	—
Carriage Gate	1994	1978	76,784	94.3%	—	Leon County Tax Collector, TJ Maxx
Courtyard Shopping Center	1993	1987	137,256	100.0%	(Publix), Target	—
Fleming Island	1998	2000	136,662	91.8%	Publix, (Target)	Stein Mart
Hibernia Pavilion (3)	2006	2006	51,298	92.5%	Publix	—
Hibernia Plaza (3)	2006	2006	8,400	33.3%	—	—
Horton’s Corner	2007	2007	14,820	100.0%	—	Walgreens
John’s Creek Center (4)	2003	2004	75,101	98.1%	Publix	—
Julington Village (4)	1999	1999	81,820	100.0%	Publix	(CVS)
Millhopper Shopping Center	1993	1974	84,065	100.0%	Publix	CVS, Jo-Ann Fabrics
Newberry Square	1994	1986	180,524	97.8%	Publix, K-Mart	Jo-Ann Fabrics
Nocatee Town Center (3)	2007	2007	69,806	77.8%	Publix	—
Oakleaf Commons (3)	2006	2006	73,719	79.1%	Publix	(Walgreens)
Ocala Corners (4)	2000	2000	86,772	100.0%	Publix	—
Old St Augustine Plaza	1996	1990	232,459	98.3%	Publix, Burlington Coat Factory, Hobby Lobby	CVS
Palm Harbor Shopping Village (4)	1996	1991	166,041	86.6%	Publix	CVS, Bealls
Pine Tree Plaza	1997	1999	63,387	91.3%	Publix	—
Plantation Plaza (4)	2004	2004	77,747	100.0%	Publix	—
Shoppes at Bartram Park (4)	2005	2004	119,959	89.9%	Publix, (Kohl’s)	Toll Brothers
Shoppes at Bartram Park Phase II (3)(4)	2008	2008	14,640	28.5%	—	(Tutor Time)
Shops at John’s Creek	2003	2004	15,490	89.5%	—	—
Starke	2000	2000	12,739	100.0%	—	CVS

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
FLORIDA (continued)
Vineyard Shopping Center (4)	2001	2002	62,821	87.5%	Publix	—
Miami / Fort Lauderdale
Aventura Shopping Center	1994	1974	102,876	95.1%	Publix	CVS
Berkshire Commons	1994	1992	106,354	96.7%	Publix	Walgreens
Caligo Crossing (3)	2007	2007	10,762	74.0%	(Kohl’s)	—
Five Corners Plaza (4)	2005	2001	44,647	88.1%	Publix	—
Garden Square	1997	1991	90,258	98.2%	Publix	CVS
Naples Walk Shopping Center	2007	1999	125,390	89.0%	Publix	—
Pebblebrook Plaza (4)	2000	2000	76,767	100.0%	Publix	(Walgreens)
Shoppes @ 104 (4)	1998	1990	108,192	100.0%	Winn-Dixie	Navarro Discount Pharmacies
Welleby Plaza	1996	1982	109,949	96.9%	Publix	Bealls
Tampa / Orlando
Beneva Village Shops	1998	1987	141,532	78.5%	Publix	Walgreens, Harbor Freight Tools
Bloomingdale Square	1998	1987	267,736	96.4%	Publix, Wal-Mart, Bealls	Ace Hardware
East Towne Center	2002	2003	69,841	100.0%	Publix	—
Kings Crossing Sun City (4)	1999	1999	75,020	97.3%	Publix	—
Lynnhaven (4)	2001	2001	63,871	95.6%	Publix	—
Marketplace St Pete	1995	1983	90,296	93.6%	Publix	Dollar Duck
Merchants Crossing (4)	2006	1990	213,739	93.6%	Publix, Beall’s	Office Depot, Walgreens
Peachland Promenade (4)	1995	1991	82,082	98.7%	Publix	—
Regency Square	1993	1986	349,848	98.1%	AMC Theater, Michaels, (Best Buy), (Macdill)	Dollar Tree, Marshalls, S & K Famous Brands, Shoe Carnival, Staples, TJ Maxx, PETCO, Hobbytown USA
Regency Village (4)	2000	2002	83,170	88.0%	Publix	(Walgreens)
Suncoast Crossing Phase I (3)	2007	2007	108,434	93.2%	Kohl’s	—
Suncoast Crossing Phase II (3)	2008	2008	9,450	0.0%	(Target)	—
Town Square	1997	1999	44,380	100.0%	—	PETCO, Pier 1 Imports
Village Center	1995	1993	181,110	99.6%	Publix	Walgreens, Stein Mart
Northgate Square	2007	1995	75,495	100.0%	Publix	—
Westchase	2007	1998	78,998	96.5%	Publix	—
Willa Springs	2000	2000	89,930	94.2%	Publix	—
West Palm Beach / Treasure Cove
Boynton Lakes Plaza	1997	1993	124,924	96.7%	Winn-Dixie	Gold’s Gym, Walgreens
Chasewood Plaza	1993	1986	155,603	95.5%	Publix	Bealls, Books-A-Million
East Port Plaza	1997	1991	149,363	91.7%	Publix	Walgreens, Paradise Furniture
Island Crossing (4)	2007	1996	58,456	100.0%	Publix	—
Martin Downs Village Center	1993	1985	121,947	85.7%	—	Bealls, Coastal Care
Martin Downs Village Shoppes	1993	1998	48,937	96.4%	—	Walgreens
Town Center at Martin Downs	1996	1996	64,546	100.0%	Publix	—
Village Commons Shopping Center (4)	2005	1986	169,053	88.3%	Publix	CVS
Wellington Town Square	1996	1982	107,325	98.0%	Publix	CVS

Subtotal/Weighted Average (FL)			6,050,697	93.9%

TEXAS
Austin
Hancock	1999	1998	410,438	96.7%	H.E.B., Sears	Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	1999	1987	123,046	41.2%	—	—
North Hills	1999	1995	144,020	96.3%	H.E.B.	—
Dallas / Ft. Worth
Bethany Park Place	1998	1998	98,906	98.0%	Kroger	—
Cooper Street	1999	1992	133,196	94.3%	(Home Depot)	Office Max, K&G Men’s Company
Hickory Creek Plaza (3)	2006	2006	28,134	24.4%	(Kroger)	—
Highland Village (3)	2005	2005	351,662	82.6%	AMC Theater	Barnes & Noble
Hillcrest Village	1999	1991	14,530	100.0%	—	—
Keller Town Center	1999	1999	114,937	94.2%	Tom Thumb	—
Lebanon/Legacy Center	2000	2002	56,674	100.0%	(Albertsons)	—
Main Street Center (4)	2002	2002	42,754	74.8%	(Albertsons)	—
Market at Preston Forest	1999	1990	96,353	98.8%	Tom Thumb	—
Mockingbird Common	1999	1987	120,321	98.3%	Tom Thumb	—
Preston Park	1999	1985	239,333	88.1%	Tom Thumb	Gap
Prestonbrook	1998	1998	91,537	98.8%	Kroger	—
Prestonwood Park	1999	1999	101,167	72.2%	(Albertsons)	—
Rockwall Town Center	2002	2004	46,095	100.0%	(Kroger)	(Walgreens)

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
TEXAS (continued)
Shiloh Springs	1998	1998	110,040	94.7%	Kroger	—
Signature Plaza	2003	2004	32,414	60.5%	(Kroger)	—
Trophy Club	1999	1999	106,507	89.7%	Tom Thumb	(Walgreens)
Houston
Alden Bridge	2002	1998	138,953	97.7%	Kroger	Walgreens
Atascocita Center	2002	2003	97,240	94.3%	Kroger	—
Cochran’s Crossing	2002	1994	138,192	95.4%	Kroger	CVS
Fort Bend Center	2000	2000	30,164	92.1%	(Kroger)	—
Indian Springs Center (4)	2002	2003	136,625	100.0%	H.E.B.	—
Kleinwood Center (4)	2002	2003	148,964	89.6%	H.E.B.	(Walgreens)
Kleinwood Center II	2005	2005	45,000	100.0%	(LA Fitness)	—
Memorial Collection Shopping Center (4)	2005	1974	103,330	97.5%	Randall’s Food	Walgreens
Panther Creek	2002	1994	165,560	96.9%	Randall’s Food	CVS, Sears Paint & Hardware
Sterling Ridge	2002	2000	128,643	100.0%	Kroger	CVS
Sweetwater Plaza (4)	2001	2000	134,045	95.3%	Kroger	Walgreens
Waterside Marketplace (3)	2007	2007	24,859	60.7%	(Kroger)	—
Weslayan Plaza East (4)	2005	1969	169,693	85.4%	—	Berings, Ross Dress for Less, Michaels,Berings Warehouse, Chuck E. Cheese, The Next Level
Weslayan Plaza West (4)	2005	1969	186,069	95.0%	Randall’s Food	Walgreens, PETCO, Jo Ann’s, Office Max
Westwood Village (3)	2006	2006	183,459	84.6%	(Target)	Gold’s Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection (4)	2005	1974	111,165	93.4%	Randall’s Food	—

Subtotal/Weighted Average (TX)			4,404,025	90.5%

VIRGINIA
Richmond
Gayton Crossing (4)	2005	1983	156,917	93.0%	Ukrop’s	—
Hanover Village Shopping Center (4)	2005	1971	96,146	86.5%	—	Rite Aid, Tractor Supply Company
Village Shopping Center (4)	2005	1948	111,177	100.0%	Ukrop’s	CVS
Other Virginia
601 King Street (4)	2005	1980	8,349	83.8%	—	—
Ashburn Farm Market Center	2000	2000	91,905	98.5%	Giant Food	—
Ashburn Farm Village Center (4)	2005	1996	88,897	97.3%	Shoppers Food Warehouse	—
Braemar Shopping Center (4)	2004	2004	96,439	97.9%	Safeway	—
Brookville Plaza (4)	2005	1996	63,665	94.8%	Shoppers Food Warehouse	Sears
Centre Ridge Marketplace (4)	2000	2000	104,100	100.0%	Safeway	PETCO
Cheshire Station	2006	2006	97,156	97.0%	(Target)	PetSmart, Staples
Culpeper Colonnade (3)	2007	1955	143,725	94.1%	—	Direct Furniture
Fairfax Shopping Center	2005	1990	85,482	80.2%	Shoppers Food Warehouse	—
Festival at Manchester Lakes (4)	2004	2004	165,130	98.5%	Shoppers Food Warehouse, (Target)	Rite Aid
Fortuna Center Plaza (4)	2005	1977	90,131	100.0%	Giant Food	—
Fox Mill Shopping Center (4)	2005	1972	103,269	100.0%	Giant Food	CVS, HMY Roomstore, Total Beverage, Ross Dress for Less, Marshalls, PETCO
Greenbriar Town Center (4)	2005	1960	343,006	99.3%	—	Borders Books
Hollymead Town Center (4)	2005	1966	153,739	96.1%	Giant Food	CVS
Kamp Washington Shopping Center (4)	2006	2005	71,825	95.8%	Shoppers Food Warehouse	Advanced Design Group
Kings Park Shopping Center (4)	2006	2005	74,702	100.0%	—	ReMax
Lorton Station Marketplace (4)	2003	2003	132,445	97.7%	Safeway	Boat U.S.
Lorton Town Center (4)	2005	1977	51,807	91.3%	Giant Food	—
Market at Opitz Crossing	2005	2005	149,791	82.4%	Harris Teeter	—
Saratoga Shopping Center (4)	2003	2004	113,013	97.8%	Shoppers Food Warehouse	—
Shops at County Center	2007	2007	96,695	98.8%	Wegmans	Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
Signal Hill (4)	2005	1980	95,172	96.2%	Giant Food	Washington Sports Club, Party Depot
Stonewall (3)	2005	1952	294,071	89.6%	—	CVS, Baileys Health Care
Town Center at Sterling Shopping Center (4)	2005	1986	190,069	95.7%	Safeway, (Target)	—
Village Center at Dulles (4)	1998	1991	298,271	98.4%	Kroger	—
Willston Centre I (4)	2003	2004	105,376	94.1%	Harris Teeter, (Target)	Petsmart

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
VIRGINIA (continued)
Willston Centre II (4)	2005	1960	127,449	100.0%	—	Borders Books

Subtotal/Weighted Average (VA)			3,799,919	95.6%

ILLINOIS
Chicago
Baker Hill Center (4)	2004	1998	135,355	95.1%	Dominick’s	—
Brentwood Commons (4)	2005	1962	125,585	80.6%	Dominick’s	Dollar Tree
Civic Center Plaza (4)	2005	1989	264,973	99.0%	Super H Mart, Home Depot	Murray’s Discount Auto, King Spa
Deer Grove Center (4)	2004	1996	239,356	75.2%	Dominick’s, (Target)	Michaels, PETCO, Factory Card Outlet, Dress Barn, Staples
Frankfort Crossing Shpg Ctr	2003	1992	114,534	85.7%	Jewel / OSCO	Ace Hardware
Geneva Crossing (4)	2004	1997	123,182	91.5%	Dominick’s	Goodwill
Heritage Plaza - Chicago (4)	2005	2005	128,871	96.8%	Jewel / OSCO	Ace Hardware
Hinsdale	1998	1986	178,960	84.7%	Dominick’s	Ace Hardware
McHenry Commons Shopping Center (4)	2005	1988	100,526	17.6%	—	—
Oaks Shopping Center (4)	2005	1983	135,005	87.3%	Dominick’s	—
Riverside Sq & River’s Edge (4)	2005	1986	169,435	100.0%	Dominick’s	Ace Hardware, Party City
Riverview Plaza (4)	2005	1981	139,256	100.0%	Dominick’s	Walgreens, Toys “R” Us
Shorewood Crossing (4)	2004	2001	87,705	93.4%	Dominick’s	—
Shorewood Crossing II (4)	2007	2005	86,276	98.1%	—	Babies R Us, Staples, PETCO, Factory Card Outlet
Stearns Crossing (4)	2004	1999	96,613	97.6%	Dominick’s	—
Stonebrook Plaza Shopping Center (4)	2005	1984	95,825	100.0%	Dominick’s	—
Westbrook Commons	2001	1984	121,502	83.8%	Dominick’s	—
Champaign/Urbana
Champaign Commons (4)	2007	1990	88,105	98.4%	Schnucks	—
Urbana Crossing (4)	2007	1997	85,196	96.7%	Schnucks	—
Springfield
Montvale Commons (4)	2007	1996	73,937	98.1%	Schnucks	—
Other Illinois
Carbondale Center (4)	2007	1997	59,726	100.0%	Schnucks	—
Country Club Plaza (4)	2007	2001	86,867	98.4%	Schnucks	—
Granite City (4)	2007	2004	46,237	100.0%	Schnucks	—
Swansea Plaza (4)	2007	1988	118,892	97.1%	Schnucks	Fashion Bug

Subtotal/Weighted Average (IL)			2,901,919	90.0%

GEORGIA
Atlanta
Ashford Place	1997	1993	53,449	69.6%	—	—
Briarcliff La Vista	1997	1962	39,204	85.5%	—	Michaels
Briarcliff Village	1997	1990	187,156	86.5%	Publix	Office Depot, Party City, PETCO, TJ Maxx
Buckhead Court	1997	1984	48,338	94.8%	—	—
Buckhead Crossing (4)	2004	1989	221,874	95.4%	—	Office Depot, HomeGoods, Marshalls, Michaels, Hancock Fabrics, Ross Dress for Less
Cambridge Square	1996	1979	71,474	99.9%	Kroger	—
Chapel Hill Centre	2005	2005	66,970	100.0%	(Kohl’s)	—
Coweta Crossing (4)	2004	1994	68,489	91.1%	Publix	—
Cromwell Square	1997	1990	70,282	91.5%	—	CVS, Hancock Fabrics, Antiques & Interiors of Sandy Springs
Delk Spectrum	1998	1991	100,539	90.7%	Publix	Eckerd
Dunwoody Hall	1997	1986	89,351	100.0%	Publix	Eckerd
Dunwoody Village	1997	1975	120,598	88.0%	Fresh Market	Walgreens, Dunwoody Prep
Howell Mill Village (4)	2004	1984	97,990	96.0%	Publix	Eckerd
King Plaza (4)	2007	1998	81,432	89.0%	Publix	—
Lindbergh Crossing (4)	2004	1998	27,059	100.0%	—	CVS
Loehmanns Plaza Georgia	1997	1986	137,139	98.5%	—	Loehmann’s, Dance 101, Office Max
Lost Mountain Crossing (4)	2007	1994	72,568	98.3%	Publix	—
Northlake Promenade (4)	2004	1986	25,394	90.7%	—	—
Orchard Square (4)	1995	1987	93,222	81.1%	Publix	Harbor Freight Tools
Paces Ferry Plaza	1997	1987	61,697	100.0%	—	Harry Norman Realtors
Powers Ferry Kroger (4)	2004	1983	45,528	100.0%	Kroger	—
Powers Ferry Square	1997	1987	95,703	95.8%	—	CVS, Pearl Arts & Crafts
Powers Ferry Village	1997	1994	78,896	100.0%	Publix	CVS, Mardi Gras
Rivermont Station	1997	1996	90,267	76.8%	Kroger	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
GEORGIA (continued)
Rose Creek (4)	2004	1993	69,790	98.6%	Publix	—
Roswell Crossing (4)	2004	1999	201,979	94.3%	Trader Joe’s, Pike Nurseries	PetSmart, Office Max, Walgreens, LA Fitness
Russell Ridge	1994	1995	98,559	93.9%	Kroger	—
Thomas Crossroads (4)	2004	1995	104,928	86.4%	Kroger	—
Trowbridge Crossing (4)	2004	1998	62,558	100.0%	Publix	—
Woodstock Crossing (4)	2004	1994	66,122	96.2%	Kroger	—

Subtotal/Weighted Average (GA)			2,648,555	92.7%

OHIO
Cincinnati
Beckett Commons	1998	1995	121,498	100.0%	Kroger	Stein Mart
Cherry Grove	1998	1997	195,513	96.1%	Kroger	Hancock Fabrics, Shoe Carnival, TJ Maxx
Hyde Park	1997	1995	396,810	95.4%	Kroger, Biggs	Walgreens, Jo-Ann Fabrics, Ace Hardware, Michaels, Staples
Indian Springs Market Center (4)	2005	2005	146,258	100.0%	Kohl’s, (Wal-Mart Supercenter)	Office Depot, HH Gregg Appliances
Red Bank Village (3)	2006	2006	186,160	81.5%	Wal-Mart	—
Regency Commons	2004	2004	30,770	80.5%	—	—
Regency Milford Center (4)	2001	2001	108,923	90.2%	Kroger	(CVS)
Shoppes at Mason	1998	1997	80,800	100.0%	Kroger	—
Sycamore Crossing & Sycamore Plaza (4)	2008	1966	390,957	87.8%	Fresh Market, Macy’s Furniture Gallery, Toys ‘R Us, Dick’s Sporting Goods	Barnes & Noble, Old Navy, Staples, Identity Salon & Day Spa
Westchester Plaza	1998	1988	88,181	96.9%	Kroger	—
Columbus
East Pointe	1998	1993	86,503	100.0%	Kroger	—
Kingsdale Shopping Center	1997	1999	266,878	44.0%	Giant Eagle	—
Kroger New Albany Center	1999	1999	91,722	91.7%	Kroger	—
Maxtown Road (Northgate)	1998	1996	85,100	98.4%	Kroger, (Home Depot)	—
Park Place Shopping Center	1998	1988	106,832	58.9%	—	Big Lots
Windmiller Plaza Phase I	1998	1997	140,437	98.5%	Kroger	Sears Hardware
Wadsworth Crossing (3)	2005	2005	108,188	83.3%	(Kohl’s), (Lowe’s), (Target)	Office Max, Bed, Bath & Beyond, MC Sports, PETCO

Subtotal/Weighted Average (OH)			2,631,530	86.7%

COLORADO
Colorado Springs
Cheyenne Meadows (4)	1998	1998	89,893	100.0%	King Soopers	—
Falcon Marketplace (3)	2005	2005	22,491	72.5%	(Wal-Mart Supercenter)	—
Marketplace at Briargate	2006	2006	29,075	100.0%	(King Soopers)	—
Monument Jackson Creek	1998	1999	85,263	100.0%	King Soopers	—
Woodmen Plaza	1998	1998	116,233	87.5%	King Soopers	—
Denver
Applewood Shopping Center (4)	2005	1956	375,622	96.4%	King Soopers, Wal-Mart	Applejack Liquors, PetSmart, Wells Fargo Bank
Arapahoe Village (4)	2005	1957	159,237	97.3%	Safeway	Jo-Ann Fabrics, PETCO, Pier 1 Imports, Bottles Wine & Spirit
Belleview Square	2004	1978	117,335	100.0%	King Soopers	—
Boulevard Center	1999	1986	88,512	72.8%	(Safeway)	One Hour Optical
Buckley Square	1999	1978	116,147	90.6%	King Soopers	Ace Hardware
Centerplace of Greeley (4)	2002	2003	148,575	95.8%	Safeway, (Target), (Kohl’s)	Ross Dress For Less, Famous Footwear
Centerplace of Greeley Phase III (3)	2007	2007	94,090	76.6%	Sports Authority	Best Buy
Cherrywood Square (4)	2005	1978	86,162	94.9%	King Soopers	—
Crossroads Commons (4)	2001	1986	112,887	95.2%	Whole Foods	Barnes & Noble, Bicycle Village
Hilltop Village (4)	2002	2003	100,029	95.9%	King Soopers	—
NorthGate Village (3)	2008	2008	33,140	0.0%	(King Soopers)	—
South Lowry Square	1999	1993	119,916	87.0%	Safeway	—
Littleton Square	1999	1997	94,222	92.5%	King Soopers	Walgreens
Lloyd King Center	1998	1998	83,326	100.0%	King Soopers	—

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
COLORADO (continued)
Ralston Square Shopping Center (4)	2005	1977	82,750	96.1%	King Soopers	—
Shops at Quail Creek (3)	2008	2008	37,585	45.9%	(King Soopers)	—
Stroh Ranch	1998	1998	93,436	97.8%	King Soopers	—

Subtotal/Weighted Average (CO)			2,285,926	91.4%

MISSOURI
St. Louis
Affton Plaza (4)	2007	2000	67,760	100.0%	Schnucks	—
Bellerive Plaza (4)	2007	2000	115,208	91.2%	Schnucks	—
Brentwood Plaza (4)	2007	2002	60,452	100.0%	Schnucks	—
Bridgeton (4)	2007	2005	70,762	100.0%	Schnucks, (Home Depot)	—
Butler Hill Centre (4)	2007	1987	90,889	97.0%	Schnucks	—
City Plaza (4)	2007	1998	80,149	100.0%	Schnucks	—
Crestwood Commons (4)	2007	1994	67,285	100.0%	Schnucks, (Best Buy), (Gordman’s)	—
Dardenne Crossing (4)	2007	1996	67,430	100.0%	Schnucks	—
Dorsett Village (4)	2007	1998	104,217	82.7%	Schnucks, (Orlando Gardens Banquet Center)	—
Kirkwood Commons (4)	2007	2000	467,703	100.0%	Wal-Mart, (Target), (Lowe’s)	TJ Maxx, Homegoods, Famous Footwear
Lake St. Louis (4)	2007	2004	75,643	100.0%	Schnucks	—
O’Fallon Centre (4)	2007	1984	71,300	90.2%	Schnucks	—
Plaza 94 (4)	2007	2005	66,555	97.2%	Schnucks	—
Richardson Crossing (4)	2007	2000	82,994	98.6%	Schnucks	—
Shackelford Center (4)	2007	2006	49,635	97.4%	Schnucks	—
Sierra Vista Plaza (4)	2007	1993	74,666	100.0%	Schnucks	—
Twin Oaks (4)	2007	2006	71,682	98.3%	Schnucks	(Walgreens)
University City Square (4)	2007	1997	79,230	100.0%	Schnucks	—
Washington Crossing (4)	2007	1999	117,626	95.9%	Schnucks	Michaels, Altmueller Jewelry
Wentzville Commons (4)	2007	2000	74,205	100.0%	Schnucks, (Home Depot)	—
Wildwood Crossing (4)	2007	1997	108,200	85.1%	Schnucks	—
Zumbehl Commons (4)	2007	1990	116,682	94.2%	Schnucks	Ace Hardware
Other Missouri
Capital Crossing (4)	2007	2002	85,149	98.6%	Schnucks	—

Subtotal/Weighted Average (MO)			2,265,422	96.8%

NORTH CAROLINA
Charlotte
Carmel Commons	1997	1979	132,651	100.0%	Fresh Market	Chuck E. Cheese, Party City, Eckerd, Casual Furniture Marketplace
Cochran Commons (4)	2007	2003	66,020	100.0%	Harris Teeter	(Walgreens)
Greensboro
Harris Crossing (3)	2007	2007	76,818	71.4%	Harris Teeter	—
Raleigh / Durham
Bent Tree Plaza (4)	1998	1994	79,503	98.5%	Kroger	—
Cameron Village (4)	2004	1949	635,918	85.6%	Harris Teeter, Fresh Market	Eckerd, Talbots, Wake County Public Library, Great Outdoor Provision Co., Blockbuster Video, York Properties, The Junior League of Raleigh, K&W Cafeteria, Johnson-Lambe Sporting Goods, Pier 1 Imports, Pirate’s Chest Fine Antiques
Fuquay Crossing (4)	2004	2002	124,774	93.5%	Kroger	Peak’s Fitness, Dollar Tree
Garner Towne Square	1998	1998	221,776	98.3%	Kroger, (Home Depot), (Target)	Office Max, Petsmart, Shoe Carnival, United Artist Theater
Glenwood Village	1997	1983	42,864	100.0%	Harris Teeter	—
Lake Pine Plaza	1998	1997	87,690	98.4%	Kroger	—
Maynard Crossing	1998	1997	122,782	95.0%	Kroger	—
Middle Creek Commons (3)	2006	2006	73,635	79.6%	Lowes Foods	—
Shoppes of Kildaire (4)	2005	1986	148,204	95.0%	Trader Joe’s	Home Comfort Furniture, Gold’s Gym, Staples
Southpoint Crossing	1998	1998	103,128	98.6%	Kroger	—
Sutton Square (4)	2006	1985	101,846	89.5%	—	Eckerd

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
NORTH CAROLINA (continued)
Woodcroft Shopping Center	1996	1984	89,833	98.6%	Food Lion	Triangle True Value Hardware

Subtotal/Weighted Average (NC)			2,107,442	91.9%

MARYLAND
Baltimore
Elkridge Corners (4)	2005	1990	73,529	100.0%	Super Fresh	Rite Aid
Festival at Woodholme (4)	2005	1986	81,028	96.5%	Trader Joe’s	—
Lee Airport (3)	2005	2005	106,915	77.8%	Giant Food, (Sunrise)	—
Parkville Shopping Center (4)	2005	1961	162,435	97.2%	Super Fresh	Rite Aid, Parkville Lanes, Castlewood Realty
Southside Marketplace (4)	2005	1990	125,146	95.3%	Shoppers Food Warehouse	Rite Aid
Valley Centre (4)	2005	1987	247,836	93.8%	—	TJ Maxx, Sony Theatres, Ross Dress for Less, Homegoods, Staples, PetSmart
Other Maryland
Bowie Plaza (4)	2005	1966	104,037	84.8%	Giant Food	CVS
Clinton Park (4)	2003	2003	206,050	94.1%	Giant Food, Sears, (Toys “R” Us)	—
Cloppers Mill Village (4)	2005	1995	137,035	100.0%	Shoppers Food Warehouse	CVS
Firstfield Shopping Center (4)	2005	1978	22,328	86.6%	—	—
Goshen Plaza (4)	2005	1987	45,654	96.9%	—	CVS
King Farm Village Center (4)	2004	2001	118,326	97.3%	Safeway	—
Mitchellville Plaza (4)	2005	1991	156,125	90.8%	Food Lion	—
Takoma Park (4)	2005	1960	106,469	99.5%	Shoppers Food Warehouse	—
Watkins Park Plaza (4)	2005	1985	113,443	97.1%	Safeway	CVS
Woodmoor Shopping Center (4)	2005	1954	67,403	90.2%	—	CVS

Subtotal/Weighted Average (MD)			1,873,759	94.0%

PENNSYLVANIA
Allentown / Bethlehem
Allen Street Shopping Center (4)	2005	1958	46,420	90.2%	Ahart Market	Rite Aid
Lower Nazareth Commons (3)	2007	2007	107,273	48.6%	(Target), Sports Authority	—
Stefko Boulevard Shopping Center (4)	2005	1976	133,824	88.1%	Valley Farm Market	—
Harrisburg
Silver Spring Square	2005	2005	314,449	97.0%	Wegmans, (Target)	Ross Dress For Less, Bed Bath and Beyond, Best Buy, Office Max, Ulta, PETCO
Philadelphia
City Avenue Shopping Center (4)	2005	1960	159,419	95.5%	—	Ross Dress for Less, TJ Maxx, Sears
Gateway Shopping Center	2004	1960	219,337	89.6%	Trader Joe’s	Staples, TJ Maxx, Famous Footwear, Jo-Ann Fabrics
Kulpsville Village Center (3)	2006	2006	14,820	100.0%	—	Walgreens
Mayfair Shopping Center (4)	2005	1988	112,276	94.4%	Shop ‘N Bag	Rite Aid, Dollar Tree
Mercer Square Shopping Center (4)	2005	1988	91,400	92.1%	Genuardi’s	—
Newtown Square Shopping Center (4)	2005	1970	146,893	92.8%	Acme Markets	Rite Aid
Warwick Square Shopping Center (4)	2005	1999	89,680	96.5%	Genuardi’s	—
Other Pennsylvania
Hershey	2000	2000	6,000	100.0%	—	—

Subtotal/Weighted Average (PA)			1,441,791	90.1%

WASHINGTON
Portland
Orchards Market Center I (4)	2002	2004	100,663	100.0%	Sportsman’s Warehouse	Jo-Ann Fabrics, PETCO, (Rite Aid)
Orchards Market Center II (3)	2005	2005	77,478	89.9%	LA Fitness	Office Depot
Seattle
Aurora Marketplace (4)	2005	1991	106,921	98.3%	Safeway	TJ Maxx
Cascade Plaza (4)	1999	1999	211,072	97.1%	Safeway	Bally Total Fitness, Fashion Bug, Jo-Ann Fabrics, Ross Dress For Less, Big Lots

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
WASHINGTON (continued)
Eastgate Plaza (4)	2005	1956	78,230	100.0%	Albertsons	Rite Aid
Inglewood Plaza	1999	1985	17,253	88.4%	—	—
James Center (4)	1999	1999	140,240	94.5%	Fred Myer	Rite Aid
Lynnwood - H Mart	2007	2007	77,028	100.0%	H Mart	—
Overlake Fashion Plaza (4)	2005	1987	80,555	100.0%	(Sears)	Marshalls
Pine Lake Village	1999	1989	102,953	94.0%	Quality Foods	Rite Aid
Sammamish-Highlands	1999	1992	101,289	100.0%	(Safeway)	Bartell Drugs, Ace Hardware
Southcenter	1999	1990	58,282	94.4%	(Target)	—
Thomas Lake	1999	1998	103,872	97.3%	Albertsons	Rite Aid

Subtotal/Weighted Average (WA)			1,255,836	97.0%

OREGON
Portland
Cherry Park Market (4)	1999	1997	113,518	88.8%	Safeway	—
Greenway Town Center (4)	2005	1979	93,101	100.0%	Unified Western Grocers	Rite Aid, Dollar Tree
Hillsboro Market Center (4)	2000	2000	148,051	95.0%	Albertsons	Petsmart, Marshalls
Hillsboro - Sports Authority/Best Buy	2006	2006	76,483	100.0%	Sports Authority	Best Buy
Murrayhill Marketplace	1999	1988	148,967	98.2%	Safeway	Segal’s Baby News
Sherwood Crossroads	1999	1999	87,966	98.6%	Safeway	—
Sherwood Market Center	1999	1995	124,259	99.0%	Albertsons	—
Sunnyside 205	1999	1988	52,710	100.0%	—	—
Tanasbourne Market	2006	2006	71,000	100.0%	Whole Foods	—
Walker Center	1999	1987	89,610	100.0%	Sports Authority	—
Other Oregon
Corvallis Market Center (3)	2006	2006	82,073	91.8%	—	TJ Maxx, Michael’s

Subtotal/Weighted Average (OR)			1,087,738	97.1%

TENNESSEE
Memphis
Collierville Crossing (4)	2007	2004	86,065	96.2%	Schnucks, (Target)	—
Nashville
Harding Place	2004	2004	4,848	0.0%	(Wal-Mart)	—
Lebanon Center (3)	2006	2006	63,802	78.1%	Publix	—
Harpeth Village Fieldstone	1997	1998	70,091	100.0%	Publix	—
Nashboro Village	1998	1998	86,811	98.4%	Kroger	(Walgreens)
Northlake Village I & II	2000	1988	141,685	85.6%	Kroger	CVS, PETCO
Peartree Village	1997	1997	109,904	97.9%	Harris Teeter	Eckerd, Office Max
Other Tennessee
Dickson Tn	1998	1998	10,908	100.0%	—	Eckerd

Subtotal/Weighted Average (TN)			574,114	92.0%

MASSACHUSETTS
Boston
Shops at Saugus (3)	2006	2006	94,204	81.8%	Trader Joe’s	La-Z-Boy, PetSmart
Speedway Plaza (4)	2006	1988	185,279	99.4%	Stop & Shop, BJ’s Wholesale	—
Twin City Plaza	2006	2004	281,703	93.4%	Shaw’s, Marshall’s	Rite Aid, K&G Fashion, Dollar Tree, Gold’s Gym

Subtotal/Weighted Average (MA)			561,186	93.4%

NEVADA
Anthem Highlands Shopping Center	2004	2004	93,516	85.9%	Albertsons	CVS
Centennial Crossroads Plaza (4)	2007	2002	99,064	93.0%	Von’s Food & Drug, (Target)	—
Deer Springs Town Center (3)	2007	2007	335,788	79.8%	(Target), Home Depot, Toys “R” Us	Party Superstores, PetSmart, Ross Dress For Less, Staples

Subtotal/Weighted Average (NV)			528,368	83.4%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
ARIZONA
Phoenix
Anthem Marketplace	2003	2000	113,292	94.4%	Safeway	—
Palm Valley Marketplace (4)	2001	1999	107,633	98.9%	Safeway	—
Pima Crossing	1999	1996	239,438	93.0%	Golf & Tennis Pro Shop, Inc.	Bally Total Fitness, E & J Designer Shoe Outlet, Paddock Pools Store, Pier 1 Imports, Stein Mart
Shops at Arizona	2003	2000	35,710	88.6%	—	Ace Hardware

Subtotal/Weighted Average (AZ)			496,073	94.3%

MINNESOTA
Apple Valley Square (4)	2006	1998	184,841	90.0%	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)	PETCO
Colonial Square (4)	2005	1959	93,200	94.0%	Lund’s	—
Rockford Road Plaza (4)	2005	1991	205,897	94.9%	Rainbow Foods	PetSmart, Homegoods, TJ Maxx

Subtotal/Weighted Average (MN)			483,938	92.9%

DELAWARE
Dover
White Oak - Dover, DE	2000	2000	10,908	100.0%	—	Eckerd
Wilmington
First State Plaza (4)	2005	1988	164,779	90.3%	Shop Rite	Cinemark, Dollar Tree, US Post Office
Pike Creek	1998	1981	229,510	99.2%	Acme Markets, K-Mart	Rite Aid
Shoppes of Graylyn (4)	2005	1971	66,808	92.9%	—	Rite Aid

Subtotal/Weighted Average (DE)			472,005	95.2%

SOUTH CAROLINA
Charleston
Merchants Village (4)	1997	1997	79,724	97.0%	Publix	—
Orangeburg	2006	2006	14,820	100.0%	—	Walgreens
Queensborough Shopping Center (4)	1998	1993	82,333	100.0%	Publix	—
Columbia
Murray Landing (4)	2002	2003	64,359	97.8%	Publix	—
Rosewood Shopping Center (4)	2001	2001	36,887	96.7%	Publix	—
Greenville
Fairview Market (4)	2004	1998	53,888	97.4%	Publix	—
Other South Carolina
Buckwalter Village (3)	2006	2006	59,602	88.3%	Publix	—
Surfside Beach Commons (4)	2007	1999	59,881	97.8%	Bi-Lo	—

Subtotal/Weighted Average (SC)			451,494	96.7%

KENTUCKY
Franklin Square (4)	1998	1988	203,317	93.1%	Kroger	Rite Aid, Chakeres Theatre, JC Penney, Office Depot
Silverlake (4)	1998	1988	99,352	97.6%	Kroger	—
Walton Towne Center (3)	2007	2007	23,184	33.6%	(Kroger)	—

Subtotal/Weighted Average (KY)			325,853	90.2%

ALABAMA
Shoppes at Fairhope Village (3)	2008	2008	84,741	68.7%	Publix	—
Southgate Village (4)	2001	1988	75,092	100.0%	Publix	Pet Supplies Plus
Valleydale Village Shop Center (4)	2002	2003	118,466	71.4%	Publix	—

Subtotal/Weighted Average (AL)			278,299	78.3%

Property Name	Year Acquired	Year Con- structed (1)	Gross Leasable Area (GLA)	Percent Leased (2)	Grocer & Major Tenant(s) >40,000sf	Drug Store & Other Anchors > 10,000 Sq Ft
INDIANA
Chicago
Airport Crossing (3)	2006	2006	11,945	11.3%	(Kohl’s)	—
Augusta Center	2006	2006	14,537	70.1%	(Menards)	—
Evansville
Evansville West Center (4)	2007	1989	79,885	91.9%	Schnucks	—
Indianapolis
Greenwood Springs	2004	2004	28,028	25.0%	(Gander Mountain), (Wal-Mart Supercenter)	—
Willow Lake Shopping Center (4)	2005	1987	85,923	74.4%	(Kroger)	Factory Card Outlet
Willow Lake West Shopping Center (4)	2005	2001	52,961	100.0%	Trader Joe’s	—

Subtotal/Weighted Average (IN)			273,279	76.4%

WISCONSIN
Racine Centre Shopping Center (4)	2005	1988	135,827	98.2%	Piggly Wiggly	Office Depot, Factory Card Outlet, Dollar Tree
Whitnall Square Shopping Center (4)	2005	1989	133,301	97.2%	Pick ‘N’ Save	Harbor Freight Tools, Dollar Tree, Walgreens

Subtotal/Weighted Average (WI)			269,128	97.7%

CONNECTICUT
Corbin’s Corner (4)	2005	1962	179,860	100.0%	Trader Joe’s	Toys “R” Us, Best Buy, Old Navy, Office Depot, Pier 1 Imports

Subtotal/Weighted Average (CT)			179,860	100.0%

NEW JERSEY
Haddon Commons (4)	2005	1985	52,640	93.4%	Acme Markets	CVS
Plaza Square (4)	2005	1990	103,842	97.6%	Shop Rite	—

Subtotal/Weighted Average (NJ)			156,482	96.2%

MICHIGAN
Fenton Marketplace	1999	1999	97,224	92.9%	Farmer Jack	Michaels
State Street Crossing (3)	2006	2006	21,049	48.3%	(Wal-Mart)	—

Subtotal/Weighted Average (MI)			118,273	84.9%

NEW HAMPSHIRE
Merrimack Shopping Center	2004	2004	84,793	80.4%	Shaw’s	—

Subtotal/Weighted Average (NH)			84,793	80.4%

DISTRICT OF COLUMBIA
Shops at The Columbia (4)	2006	2006	22,812	100.0%	Trader Joe’s	—
Spring Valley Shopping Center (4)	2005	1930	16,835	100.0%	—	CVS

Subtotal/Weighted Average (DC)			39,647	100.0%

Total/Weighted Average			49,644,545	92.3%

(1)	Or latest renovation.

(2)	Includes development properties. If development properties are excluded, the total percentage leased would be 93.8% for RCLP shopping centers.
(3)	Property under development or redevelopment.

(4)	Owned by a co-investment partnership with outside investors in which RCLP or an affiliate is the general partner.

Note: Shadow anchor is indicated by parentheses.

Item 3.	Legal Proceedings

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

No matters were submitted for stockholder vote by Regency during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the units of partnership interest in the Partnership (“Units”), and Units may be transferred only with the consent of the general partner as provided in the Fourth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). As of December 31, 2008 there were approximately 19 holders of record in the aggregate of Original Limited Partnership Units, Additional Units and Series D Preferred Units, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership’s knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since Regency became the general partner of the Partnership. Regency directly or indirectly through a subsidiary holds 99% of the Common Units. Each outstanding Unit other than the Units held directly or indirectly by Regency and the Series D Preferred Units which are convertible into Regency preferred stock may be exchangeable by its holder on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency’s election.

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

Regency’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “REG”. As of February 24, 2009, Regency had approximately 20,500 stockholders of record. The following table sets forth the high and low prices and the cash dividends declared on Regency common stock by quarter for 2008 and 2007.

	2008			2007
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$67.08	52.86	.725	93.48	75.90	.66
June 30	73.52	58.13	.725	85.30	67.64	.66
September 30	73.10	51.67	.725	77.00	61.99	.66
December 31	66.19	23.36	.725	80.68	61.41	.66

Regency intends to pay regular quarterly distributions to their common stockholders. Future distributions will be declared and paid at the discretion of Regency’s Board of Directors, and will depend upon cash generated by operating activities, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as Regency’s Board of Directors deem relevant. Distributions by Regency to the extent of Regency’s current and accumulated earnings and profits for federal income tax purposes will be taxable to their stockholders as either ordinary dividend income or capital gain income if so declared by Regency. Distributions in excess of earnings and profits generally will be treated as a non-taxable return of capital. Such distributions have the effect of deferring taxation until the sale of a Regency stockholder’s common stock. In order to maintain Regency’s qualification as a REIT, Regency must make annual distributions to their stockholders of at least 90% of Regency’s taxable income. Under certain circumstances, which Regency does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements. Regency currently maintains the Regency Centers Corporation Dividend Reinvestment and Stock Purchase Plan which enables Regency’s stockholders to automatically reinvest distributions, as well as make voluntary cash payments towards the purchase of additional shares.

Under the loan agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no sales of unregistered securities by Regency during the periods covered by this report other than a total of 5,400 shares issued during 2008 on a one-for-one basis for exchangeable common units of Regency Centers, L.P., pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data

(in thousands, except per unit data, number of properties, and ratio of earnings to fixed charges)

The following table sets forth Selected Financial Data for RCLP on a historical basis for the five years ended December 31, 2008. This historical Selected Financial Data has been derived from the audited consolidated financial statements as reclassified for discontinued operations. As previously disclosed in our Current Report on Form 8-K dated March 12, 2009, Regency’s Audit Committee determined on March 12, 2009, after discussions with management, that our previously-issued consolidated financial statements as of and for the quarter and nine months ended September 30, 2008, should no longer be relied upon because of an error in our calculation of the gain on sale of properties to certain co-investment partnerships (DIK-JVs). Such error came to light as a result of the determination that for certain of our co-investment partnerships, the in-kind liquidation provisions contained within such co-investment partnership agreements constitute in-substance call/put options, a form of continuing involvement under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. As a result, the Partnership has reevaluated its accounting policy for such sales and has adopted a Restricted Gain Method of gain recognition, as described more fully in our Critical Accounting Policies, which considers the Partnership’s ability to receive property previously sold to a co-investment partnership upon liquidation. The revised method of recognizing gain on sale of properties to co-investment partnerships with in-kind liquidation provisions has been applied in the preparation of the consolidated financial statements set forth in this Annual Report on Form 10-K. As a result, in the financial data presented below, the Partnership corrected its reported gains on sales of properties in 2005 and 2004. There was no impact to gains on sale of properties in 2007 or 2006. The Partnership also recorded a correction to previously reported real estate investments before accumulated depreciation, total assets, and partners’ capital in 2004, 2005, 2006, and 2007 related to the cumulative correction of gains reported during the periods 2001 to 2005 as described in the notes below. This information should be read in conjunction with the consolidated financial statements of RCLP (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	2008	2007	2006	2005	2004
				(as restated)	(as restated)
Operating Data:
Revenues	$493,421	436,582	404,034	371,411	335,836
Operating expenses (a)	277,064	247,835	231,857	197,561	187,291
Other expenses (income) (b)	107,293	30,174	13,748	82,760	39,540
Minority interests	701	990	4,863	263	319
Equity in income (loss) of investments in real estate partnerships (c)	5,292	18,093	2,580	(2,907)	9,962
Income from continuing operations (d)	113,655	175,676	156,146	87,921	118,647
Income from discontinued operations	27,165	33,350	68,966	70,907	41,685
Net income (e)	140,820	209,026	225,112	158,828	160,332
Preferred unit distributions and original issuance costs	23,400	23,400	23,400	24,849	28,462
Net income for common unit holders (f)	117,420	185,626	201,712	133,979	131,870
Income per common unit - diluted:
Income from continuing operations (g)	$1.28	2.18	1.90	0.93	1.43
Net income for common unit holders (h)	$1.66	2.65	2.89	2.00	2.11
Other Information:
Distributions per unit	$2.90	2.64	2.38	2.20	2.12
Common units outstanding	70,505	70,112	69,759	69,218	64,297
Series D-F Preferred Units outstanding	500	500	500	1,040	1,040
Combined Basis gross leasable area (GLA)	49,645	51,107	47,187	46,243	33,816
Combined Basis number of properties owned	440	451	405	393	291
Ratio of earnings to fixed charges	1.6	2.1	2.2	1.9	2.0

	2008	2007	2006	2005	2004
		(as restated)	(as restated)	(as restated)	(as restated)
Balance Sheet Data:
Real estate investments before accumulated depreciation (i) (m)	$4,425,895	4,367,191	3,870,629	3,744,429	3,317,904
Total assets (j) (m)	4,142,375	4,114,773	3,643,546	3,587,976	3,230,793
Total debt	2,135,571	2,007,975	1,575,386	1,613,942	1,493,090
Total liabilities	2,380,093	2,194,244	1,734,572	1,739,225	1,610,743
General partner’s capital (k) (m)	1,512,550	1,586,683	1,564,015	1,497,898	1,308,140
Limited partners’ capital (l) (m)	9,059	10,212	16,321	27,299	30,456

(a)	Operating expenses - Impact to tax benefit for deferral of gains on sales to DIK-JVs

	2005	2004
As previously reported and reclassified for discontinued operations	$198,591	$189,026
Correction	(1,030)	(1,735)

As restated	$197,561	$187,291

(b)	Other expenses (income) – Deferral of gains on sales to DIK-JVs

	2005	2004
As previously reported and reclassified for discontinued operations	$66,521	$39,635
Correction	16,239	(95)

As restated	$82,760	$39,540

(c)	Equity in income (loss) of investments in real estate partnerships - Reversal of recognition of previously deferred gains on subsequent sales to third parties from DIK-JVs

	2005	2004
As previously reported	$(2,908)	$10,194
Correction	$1	$(232)

As restated	$(2,907)	$9,962

(d)	Income from continuing operations - Deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net

	2005	2004
As previously reported and reclassified for discontinued operations	$103,128	$117,050
Correction	(15,207)	1,597

As restated	$87,921	$118,647

(e)	Net income - Deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net

	2005	2004
As previously reported and reclassified for discontinued operations	$174,035	$158,735
Correction	(15,207)	1,597

As restated	$158,828	$160,332

(f)	Net income for common unit holders - Deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net

	2005	2004
As previously reported and reclassified for discontinued operations	$149,186	$130,273
Correction	(15,207)	1,597

As restated	$133,979	$131,870

(g)	Income from continuing operations per common unit - diluted - Deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net

	2005	2004
As previously reported and reclassified for discontinued operations	$1.16	$1.40
Correction	(0.23)	0.03

As restated	$0.93	$1.43

(h)	Net income for common unit holders per unit - diluted - Deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net

	2005	2004
As previously reported	$2.23	$2.08
Correction	(0.23)	0.03

As restated	$2.00	$2.11

(i)	Real estate investments before accumulated depreciation - Cumulative gross deferral of gains on sales to and reversal of recognition of gains from DIK-JVs

	2007	2006	2005	2004
As previously reported	$4,398,195	3,901,633	3,775,433	3,332,671
Correction	(31,004)	(31,004)	(31,004)	(14,767)

As restated	$4,367,191	3,870,629	3,744,429	3,317,904

(j)	Total assets - Cumulative deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net of tax benefit

	2007	2006	2005	2004
As previously reported	$4,143,012	3,671,785	3,616,215	3,243,824
Correction	(28,239)	(28,239)	(28,239)	(13,031)

As restated	$4,114,773	3,643,546	3,587,976	3,230,793

(k)	General partner’s capital - General partner’s share of cumulative impact to net income for deferral of gains on sales to and reversal of recognition of gains from DIK-JVs, net of tax benefit

	2007	2006	2005	2004
As previously reported	$1,614,302	1,591,634	1,525,517	1,320,852
Correction	(27,619)	(27,619)	(27,619)	(12,712)

As restated	$1,586,683	1,564,015	1,497,898	1,308,140

(l)	Limited partners’ capital - Limited partners’ share of cumulative impact to net income for deferral of gains on sales to and reversal of recognition of gains from DIK-JVs

	2007	2006	2005	2004
As previously reported	$10,832	16,941	27,919	30,775
Correction	(620)	(620)	(620)	(319)

As restated	$10,212	16,321	27,299	30,456

(m)

2004 opening balance sheet data reflects cumulative prior period adjustments recorded to defer reported gains on sales of properties to and reverse recognition of previously deferred gains on subsequent sales to third parties from DIK-JVs in 2003 and prior. As a result of this adjustment, real estate investments before accumulated depreciation and total assets decreased $14.6 million, general partner’s capital decreased $14.3 million, and limited partners’ capital decreased approximately $349,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Operating Strategy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings and total unit holder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of our operating, investing and financing activities are performed through our operating partnership, Regency Centers, L.P. (“RCLP” or “Partnership”), RCLP’s wholly owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At December 31, 2008, we directly owned 224 shopping centers (the “Consolidated Properties”) located in 24 states representing 24.2 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.0 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 216 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.4 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $383.4 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 440 shopping centers located in 29 states and the District of Columbia and contains 49.6 million square feet of GLA.

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

We seek a range of strong national, regional and local specialty retailers, for the same reason that we choose to anchor our centers with leading grocers and major retailers who provide a mix of goods and services that meet consumer needs. We have created a formal partnering process, the Premier Customer Initiative (“PCI”), to promote mutually beneficial relationships with our specialty retailers. The objective of PCI is for us to build a base of specialty tenants who represent the “best-in-class” operators in their respective merchandising categories. Such retailers reinforce the consumer appeal and other strengths of a center’s anchor, help stabilize a center’s occupancy, reduce re-leasing downtime, reduce tenant turnover and yield higher sustainable rents.

The current economic recession is resulting in a higher level of retail store closings and is limiting the demand for leasing space in our shopping centers resulting in a decline in our occupancy percentages and rental revenues. Additionally, certain national tenants negotiate co-tenancy clauses into their lease agreements, which allow them to reduce their rents or close their stores in the event that a co-tenant closes their store. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help lessen the current economy’s negative impact to our shopping centers, although the negative impact could still be significant. We are closely monitoring the operating performance and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition, business practice, or reductions in sales.

We grow our shopping center portfolio through acquisitions of operating centers and new shopping center development, where we acquire the land and construct the building. Development is customer driven, meaning we generally have an executed lease from the anchor before we start construction. Developments serve the growth needs of our anchors and specialty retailers, resulting in modern shopping centers with long-term anchor leases that produce attractive returns on our invested capital. This development process can require three to five years from initial land or redevelopment acquisition through construction, lease-up and stabilization of rental income, but can take longer depending upon the size of the project. Generally, anchor tenants begin operating their stores prior to the completion of construction of the entire center, resulting in rental income during the development phase.

In the near term, reduced new store openings amongst retailers is resulting in reduced demand for new retail space and is causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we are significantly reducing our development program by reducing the number of new projects started, phasing existing developments that lack retail demand, and reducing related general and administrative expense. Although our development program will continue to be a significant part of our business strategy, new development projects will be rigorously evaluated in regard to availability of capital, visibility of tenant demand to achieve 95% occupancy, and sufficient investment returns.

We intend to maintain a conservative capital structure to fund our growth program, which should preserve our investment-grade ratings. Our approach is founded on our self-funding capital strategy to fund our growth. The culling of non-strategic assets and our industry-leading co-investment partnership program are integral components of this strategy. We also develop certain retail centers because of their attractive profit margins with the intent of selling them to third parties upon completion. These sales proceeds are re-deployed into new, high-quality developments and acquisitions that are expected to generate sustainable revenue growth and attractive returns. To the extent that we are unable to execute our capital recycling program to generate adequate sources of capital, we will significantly reduce and even stop new investment activity until there is adequate visibility and reliability to sources of capital for RCLP.

Joint venturing of shopping centers provides us with a capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset and property management services. As asset manager, we are engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the co-investment partnerships. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our direct ownership interest, we continue to share, to the extent of our ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy. We have no obligations or liabilities within the co-investment partnerships beyond our ownership interest.

The current lack of liquidity in the capital markets is having a corresponding effect on new investment activity in our co-investment partnerships. Our co-investment partnerships have significant levels of debt, 67.5% of which will mature through 2012, and are subject to significant refinancing risks. We anticipate that as real estate values decline, the refinancing of maturing loans, including those maturing in our joint ventures, will require us and our joint venture partners to contribute our respective pro-rata shares of capital in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. While we have been successful refinancing maturing loans, the longer-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear. While we believe that our partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the constrained capital markets will not inhibit their ability to access capital and meet their future funding requirements.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	December 31, 2008	December 31, 2007
Number of Properties (a)	440	451
Number of Properties (b)	224	232
Number of Properties (c)	216	219
Properties in Development (a)	45	49
Properties in Development (b)	44	48
Properties in Development (c)	1	1
Gross Leasable Area (a)	49,644,545	51,106,824
Gross Leasable Area (b)	24,176,536	25,722,665
Gross Leasable Area (c)	25,468,009	25,384,159
Percent Leased (a)	92.3%	91.7%
Percent Leased (b)	90.2%	88.1%
Percent Leased (c)	94.3%	95.2%

(a)	Combined Basis

(b)	Consolidated Properties

(c)	Unconsolidated Properties

We seek to reduce our operating and leasing risks through diversification which we achieve by geographically diversifying our shopping centers, avoiding dependence on any single property, market, or tenant, and owning a portion of our shopping centers through co-investment partnerships.

The following table summarizes our four largest grocery tenants occupying the shopping centers at December 31, 2008:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	66	9.0%	5.7%
Publix	67	6.8%	4.2%
Safeway	64	5.7%	3.8%
Super Valu	36	3.2%	2.4%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

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

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. We currently have 21 Movie Gallery stores occupying our shopping centers. The annual base rent on a pro-rata basis associated with these 21 stores is approximately $1.2 million or less than 1%. At December 31, 2008, we were closely monitoring leases with 107 video rental stores including Movie Gallery representing $7.8 million of annual base rent on a pro-rata basis.

In May 2008, Linens-n-Things (“LNT”) filed for Chapter 11 bankruptcy protection. LNT has closed all five stores in our shopping centers. The annual base rent associated with these five stores is approximately $452,000 or less than 1% of our annual base rent on a pro-rata basis.

In November 2008, Circuit City filed for Chapter 11 bankruptcy protection. Circuit City has rejected all three leases in our shopping centers. The annual base rent associated with these stores is $1.1 million or less than 1% of our annual base rent on a pro-rata basis.

In November 2008, Brooke Investments filed for Chapter 11 bankruptcy protection. Brooke Investments has closed all five stores in our shopping centers. The annual base rent associated with these five stores is approximately $127,000 or less than 1% of our annual base rent on a pro-rata basis.

In December 2008, Bally’s Total Fitness filed for Chapter 11 bankruptcy protection. Bally’s Total Fitness has rejected one lease in our shopping centers. The annual base rent on a pro-rata basis associated with this store is approximately $331,000 or less than 1%.

In February 2009, S&K Menswear filed for Chapter 11 bankruptcy protection. S&K Menswear has rejected two leases in our shopping centers. The annual base rent on a pro-rata basis associated with these stores is approximately $89,000 or less than 1%.

We continue to monitor tenants who have announced store closings. Starbucks recently announced that it would close approximately 900 of its stores. Of the 900 stores, Starbucks has closed two stores in our shopping centers and four are expected to close. The annual base rent associated with these six stores is approximately $251,000 or less than 1% of our annual base rent on a pro-rata basis. Washington Mutual has also closed two stores in our shopping centers. The annual base rent on a pro-rata basis associated with these two stores is approximately $208,000 or less than 1%.

We expect as the current economic downturn continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. We are not aware at this time of the bankruptcy of any other tenants in our shopping centers that would cause a significant reduction in our revenues. No tenant represents more than 6% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

The following table summarizes net cash flows related to operating, investing, and financing activities for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Net cash provided by operating activities	$219,169	218,167	211,659
Net cash (used in) provided by investing activities	(105,775)	(412,161)	43,387
Net cash (used in) provided by financing activities	(110,529)	178,616	(263,458)

Net increase (decrease) in cash and equivalents	$2,865	(15,378)	(8,412)

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding debt, and capital expenditures necessary to maintain our shopping centers. During 2008, 2007, and 2006, we incurred capital expenditures to maintain our shopping centers of $15.4 million, $15.1 million, and $14.0 million; we paid scheduled principal payments of $4.8 million, $4.5 million and $4.5 million to our lenders on mortgage loans; and we paid distributions to our unit holders of $222.9 million, $204.3 million, and $185.2 million, respectively. During 2008 Regency’s annual dividend per common share increased by 9.8%. Regency expects to continue paying dividends to their shareholders based upon availability of cash flow and to maintain compliance with REIT tax laws. On February 3, 2009, Regency’s Board of Directors declared a quarterly cash dividend of $0.725 per share, payable on March 4, 2009 to Regency shareholders of record on February 18, 2009 and determined that it in light of the current recession and the strains it is placing on our business, they will not increase the dividend rate per share during 2009, and may find it necessary to reduce future dividends or pay a portion of the dividend in the form of stock. Regency’s Board of Directors continuously reviews Regency’s operations and will make decisions about future dividend payments on a quarterly basis.

At December 31, 2008 we had 45 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $993.2 million after projected sales of adjacent land and out-parcels. This compares to 49 properties that were under construction at December 31, 2007 representing an investment of $1.1 billion upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.5% on a fully allocated basis including direct internal costs and the cost to acquire any residual ownership interests held by minority development partners. Average returns have declined over previous years primarily as a result of higher costs associated with the acquisition of land and construction. Returns are also being pressured by reduced competition among retailers resulting in declining rental rates. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $141.9 million and will likely be expended through 2012. The costs to complete these developments will be funded from our $941.5 million Unsecured credit facilities (defined under Notes Payable), which had $643.8 million of available funding at December 31, 2008. The Unsecured credit facilities mature in 2011 but $600.0 million contains a one year extension option as discussed further below.

Our strategy is to continue growing our shopping center portfolio by investing in shopping centers through new development or by acquiring existing centers, while at the same time selling non-performing shopping centers and a percentage of our completed developments as a means to generate the capital required by this new investment activity. In the near term, reduced store demand or failures among national retailers is resulting in reduced demand for new retail space and is causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we have significantly reduced our development program by reducing the number of new projects started, phasing existing developments that lack retail demand, and reducing related general and administrative expense. Also, to the extent that we are unable to execute our capital recycling program in the current economic environment in order to generate new capital, or we find it necessary to provide financing to buyers of our shopping centers resulting in reduced sales proceeds, we will significantly reduce, and if necessary, stop new investment activity until the capital markets become less volatile.

We expect to repay maturing secured mortgage loans and credit lines primarily from similar new issues. We have $25.1 million of secured mortgage loans maturing through 2010. Our joint ventures have $936.5 million of secured mortgage loans and credit lines maturing through 2010, and our pro-rata share is $248.8 million. We believe that in order to refinance the maturing joint venture loans, we, along with our partners, will likely be required to contribute our pro-rata share based on our respective ownership interest percentage of the capital necessary to reduce the refinancing amounts to acceptable loan to value levels required for this type of financing in the current capital markets environment. Currently, the expected partner capital requirements for maturing debt in our joint ventures is estimated to be in a range of 20% - 30% of the loan balances at maturity based upon prevailing market terms at the time of refinancing. We would fund our pro-rata share of a capital call, if any, from our Unsecured credit facilities. We believe that our partners have sufficient capital or access thereto for these future capital requirements, however, we can provide no assurance that the current economic crisis will not inhibit their ability to access capital and meet their future funding requirements. A more detailed loan maturity schedule is included below under Notes Payable.

We would expect that maturing unsecured public debt would be repaid from the proceeds of similar new unsecured issues in the future if those capital markets are available, although in the current environment, new issues are significantly more expensive than historical issues. To the extent that issuing unsecured debt in the public markets is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets that we could finance with secured mortgages and repay the unsecured public debt. We have $50.0 million and $160.0 million of public debt maturing in 2009 and 2010, respectively. The joint ventures are not rated and therefore do not issue and have no unsecured public debt outstanding.

Although common or preferred equity raised in the public markets is a funding option, given the state of the current capital markets, our access to these markets may be limited. When the conditions for the issuance of equity are more favorable, we might consider issuing equity to fund new investment opportunities, fund our development program or repay maturing debt, which would result in dilution to our existing shareholders. We would also consider issuing equity as part of a financing plan to maintain our leverage ratios at acceptable levels as determined by Regency’s Board of Directors. At December 31, 2008, Regency had an unlimited amount available under its shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

Investments in Real Estate Partnerships

We account for certain investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

We account for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Company a unilateral right to initiate a distribution in kind (“DIK”) upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a partnership containing these unilateral DIK rights (“DIK-JV”). We have concluded, through consultation with our auditors and the staff of the Securities and Exchange Commission (SEC), that these dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we sold to these DIK-JV’s.

The operations and gains related to properties sold to our investments in all real estate partnerships are not recorded as discontinued operations because we continue to provide to these shopping centers property management services under market rate agreements with our co-investment partnerships. For those properties acquired by the joint venture from unrelated parties, we are required to contribute our pro-rata share based on our ownership interest of the purchase price to the partnerships.

At December 31, 2008, we had investments in real estate partnerships of $383.4 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Number of Joint Ventures	19	19
RCLP’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	216	219
Combined Assets	$4,862,730	$4,767,553
Combined Liabilities	2,973,410	2,889,238
Combined Equity	1,889,320	1,878,315
RCLP’s Share of (1):
Assets	$1,171,218	$1,151,872
Liabilities	705,452	692,804

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

Investments in real estate partnerships are primarily composed of co-investment partnerships where we invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss in each of these partnerships, we receive market-based fees for asset management, property management, leasing, investment, and financing services. During 2008, 2007, and 2006, we received fees from these co-investment partnerships of $31.7 million, $29.1 million, and $22.1 million, respectively. Our investments in real estate partnerships as of December 31, 2008 and 2007 consist of the following (in thousands):

	Ownership	2008	2007
			(as restated)
Macquarie CountryWide-Regency (MCWR I)	25.00%	$11,137	15,463
Macquarie CountryWide Direct (MCWR I)	25.00%	3,760	4,061
Macquarie CountryWide-Regency II (MCWR II)	24.95%	197,602	214,450
Macquarie CountryWide-Regency III (MCWR III)	24.95%	623	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	21,924	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	29,704	29,978
Columbia Regency Partners II (Columbia II)	20.00%	12,858	20,326
Cameron Village LLC (Cameron)	30.00%	19,479	20,364
RegCal, LLC (RegCal)	25.00%	13,766	17,113
Regency Retail Partners (the Fund)	20.00%	23,838	13,296
Other investments in real estate partnerships	50.00%	48,717	36,565

Total		$383,408	401,906

Investments in real estate partnerships are reported net of deferred gains of $87.2 million and $69.5 million at December 31, 2008 and 2007, respectively. After applying the Restricted Gain Method, cumulative deferred gains in 2007 have increased by $30.5 million to correct gains from partial sales recorded during the periods 2001 to 2005 and have been noted as restated. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $62.0 million and represents 1.5% of our total assets at December 31, 2008. At December 31, 2008, the Columbia co-investment partnerships had total assets of $762.7 million and net income of $11.0 million. Our share of the co-investment partnerships’ total assets and net income was $164.8 million and $2.2 million, respectively, which represents 4.0% of our total assets and 1.9% of our net income available for common unit holders, respectively.

As of December 31, 2008, Columbia owned 14 shopping centers, had total assets of $321.9 million, and net income of $10.2 million for the year ended. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2006 to 2008, we did not sell any properties to Columbia. Since its inception in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million. In December 2008, we earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia’s outperformance of the cumulative NCREIF index since the inception of the partnership and a hurdle rate as outlined in the partnership agreement.

As of December 31, 2008, Columbia II owned 16 shopping centers, had total assets of $327.5 million, and net income of $1.1 million for the year ended. During 2008, Columbia II purchased one operating property from a third party for a purchase price of $28.5 million and we contributed $5.7 million for our proportionate share. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. In September 2008, Columbia II acquired three completed development properties from us for a purchase price of $83.4 million, and as a result, we recognized gain of $9.1 million and deferred gain of $15.7 million. As more thoroughly described in Note 18 to our accompanying consolidated financial statements, the amount of gain previously recorded during September 2008 was subsequently adjusted by a reduction of $10.7 million. During 2006 and 2007, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million. During 2008, Columbia II sold one shopping center to an unrelated party for $13.8 million and recognized a gain of approximately $256,000.

As of December 31, 2008, Cameron owned one shopping center, had total assets of $113.3 million, and a net loss of approximately $187,000 for the year ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of December 31, 2008, RegCal owned seven shopping centers, had total assets of $158.1 million, and net income of $5.9 million for the year ended. RegCal’s total assets and net income represent 1% and 1.3% of our total assets and net income available for common unit holders, respectively. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2006 to 2008, we did not sell any properties to RegCal. Since its inception in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships two in which we have an ownership interest of 25% (collectively “MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the five co-investment partnerships with MCW totals $235.0 million and represents 5.7% of our total assets at December 31, 2008. At December 31, 2008, MCW had total assets of $3.4 billion and net income of $11.6 million. Our share of the co-investment partnerships’ total assets and net income was $823.9 million and $2.1 million, respectively, which represents 19.9% of our total assets and 1.8% of our net income available for common unit holders, respectively.

As of December 31, 2008, MCWR I owned 42 shopping centers, had total assets of $593.9 million, and net income of $11.1 million for the year ended. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain we recognize on property sales to MCWR I. During 2006 to 2008, we did not sell any properties to MCWR I. Since its inception in 2001, we have recognized gains of $27.5 million on partial sales to MCWR I and deferred gains of $46.9 million. Subsequent to December 31, 2008, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. In January 2009, we began liquidating the partnership through a DIK, which provides for distributing the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective partnership interest as determined by appraisal. The total value of the properties based on appraisals, net of debt, is estimated to be approximately $482.7 million. The properties which we receive through the DIK will be recorded at the amount of the carrying value of our equity investment, net of deferred gain. The dissolution is expected to be completed during 2009 subject to required lender consents for ownership transfer.

As of December 31, 2008, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net income of $5.6 million for the year ended. During 2008, MCWR II sold a portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million. At December 31, 2008, the partnership agreement did not contain any DIK provisions that would require us to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include DIK provisions; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR II in the future. During the period 2006 to 2008, we did not sell any properties to MCWR II. Since its inception in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000. In June 2008, we earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date since we achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between RCLP and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us and amounted to $3.9 million.

As of December 31, 2008, MCWR III owned four shopping centers, had total assets of $67.5 million, and a net loss of approximately $238,000 for the year ended. At December 31, 2008, the partnership agreement did not contain any DIK provisions that would require us to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include DIK provisions; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR III in the future. Since its inception in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of December 31, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $395.6 million and recorded a net loss of $4.9 million for the year ended primarily related to depreciation and amortization expense, but produced positive cash flow from operations. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of December 31, 2008, the Fund owned nine shopping centers, had total assets of $381.2 million, and recorded a net loss of $2.1 million for the year ended. The Fund represents 1.8% and less than 1% of our total assets and net income available for common unit holders, respectively. During 2008, the Fund purchased one shopping center from a third party for $93.3 million that included $66.0 million of assumed mortgage debt and we contributed $18.7 million for our proportionate share of the purchase price. During 2008, the Fund also acquired one property in development from us for a sales price of $74.5 million and we recognized a gain of $4.7 million after excluding our ownership interest. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, and our Unsecured credit facilities as described further below. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table excludes reserves for approximately $3.2 million related to environmental remediation as discussed below under Environmental Matters as the timing of the remediation is not currently known. The table also excludes obligations related to construction or development contracts because payments are only due upon satisfactory performance under the contract. Costs necessary to complete the 49 development projects currently in process are estimated to be $141.9 million and will likely be expended through 2012.

The following table of Contractual Obligations summarizes our debt maturities including interest, (excluding recorded debt premiums or discounts that are not obligations), and our obligations under non-cancelable operating and ground leases as of December 31, 2008 including our pro-rata share of obligations within unconsolidated co-investment partnerships excluding interest (in thousands):

	2009	2010	2011	2012	2013	Beyond 5 years	Total
Notes Payable:
RCLP (1)	$179,973	283,837	632,038	315,670	80,233	1,114,734	2,606,485
RCLP’s share of JV (2)	30,382	195,461	126,401	91,182	8,997	210,174	662,597
Operating Leases:
RCLP	5,433	5,436	5,415	5,025	4,820	14,262	40,391
RCLP’s share of JV	—	—	—	—	—	—	—
Ground Leases:
RCLP	1,828	1,867	1,921	1,896	1,905	53,083	62,500
RCLP’s share of JV	398	400	400	400	402	14,949	16,949

Total	$218,014	487,001	766,175	414,173	96,357	1,407,202	3,388,922

(1)	Amounts include interest payments

(2)	Amounts exclude interest payments

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities.

Notes Payable

Outstanding debt at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Notes payable:
Fixed rate mortgage loans	$235,150	196,915
Variable rate mortgage loans	5,130	5,821
Fixed rate unsecured loans	1,597,624	1,597,239

Total notes payable	1,837,904	1,799,975
Unsecured credit facilities	297,667	208,000

Total	$2,135,571	2,007,975

During 2008, we placed a $62.5 million mortgage loan on a property. The loan has a nine-year term and is interest only at an all-in coupon rate of 6.0% (or 230 basis points over an interpolated 9-year US Treasury).

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 3.300% at December 31, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the term loan was $227.7 million at December 31, 2008.

During 2007, we entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at our option and a current interest rate of LIBOR plus 40 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB+.

Contractual interest rates were 1.338% and 5.425% at December 31, 2008 and 2007, respectively based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $70.0 million and $208.0 million at December 31, 2008 and 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of total capacity and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of December 31, 2008, we are in compliance with all financial covenants for our Unsecured credit facilities. Our Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on unsecured pubic debt is payable semi-annually and the debt matures over various terms through 2017. We intend to repay mortgage loans at maturity with proceeds from the Unsecured credit facilities. Fixed interest rates on mortgage notes payable range from 5.22% to 8.95% and average 6.32%. We have one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points that matures in 2009.

At December 31, 2008, 85.8% of our total debt had fixed interest rates, compared with 89.4% at December 31, 2007. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents

14.2% of our total debt. Based upon the variable interest rate debt outstanding at December 31, 2008, if variable interest rates were to increase by 1%, our annual interest expense would increase by $3.0 million.

The carrying value of our variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to us for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on the estimates used, the fair value of notes payable and the Unsecured credit facilities is approximately $1.3 billion at December 31, 2008.

As of December 31, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities[a]	Total
2009	4,832	8,077	50,000	62,909
2010	4,880	17,043	160,000	181,923
2011	4,744	11,276	537,667	553,687
2012	5,027	—	250,000	255,027
2013	4,712	16,353	—	21,065
Beyond 5 Years	13,897	150,159	900,000	1,064,056
Unamortized debt discounts, net	—	(719)	(2,377)	(3,096)

Total	$38,092	202,189	1,895,290	2,135,571

[a]	Includes unsecured public debt and Unsecured credit facilities

Our investments in real estate partnerships had notes payable of $2.8 billion at December 31, 2008, which mature through 2028, of which 94.0% had weighted average fixed interest rates of 5.4% and the remaining had variable interest rates based on LIBOR plus a spread in a range of 50 to 200 basis points. Our pro-rata share of these loans was $664.1 million. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, our liability does not extend beyond our ownership interest in the joint venture. As of December 31, 2008, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	RCLP’s Pro-Rata Share
2009	$4,824	138,800	12,848	156,472	30,382
2010	4,569	695,563	89,333	789,465	195,461
2011	3,632	506,846	—	510,478	126,401
2012	4,327	408,215	—	412,542	91,182
2013	4,105	32,447	—	36,552	8,997
Beyond 5 Years	29,875	849,714	—	879,589	210,174
Unamortized debt premiums, net	—	7,352	—	7,352	1,462

Total	$51,332	2,638,937	102,181	2,792,450	664,059

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended

(“Statement 133”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these swaps as cash flow hedges to fix the rate on $400.0 million of new financing expected to occur in 2010 and 2011, and these proceeds will be used to repay maturing debt at that time. The change in fair value of these swaps from inception was a liability of $83.7 million at December 31, 2008. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Equity Transactions

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of common or preferred stock of Regency as follows:

Preferred Units

We have issued Preferred Units through RCLP in various amounts since 1998, the net proceeds of which were used to reduce the balance of the Line. We issue Preferred Units primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into our common stock. At December 31, 2008 and 2007, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if they are redeemed in the future.

As of December 31, 2008 and 2007, we had 468,211 and 473,611 redeemable operating partnership units (“OP Units”) outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $46.70 per share as of December 31, 2008 and $64.49 per share as of December 31, 2007, aggregated $21.9 million and $30.5 million, respectively.

Units of General Partner and Regency Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into Regency’s common stock, and are redeemable at par upon our election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of December 31, 2008 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

On January 1, 2008, we split each share of existing Series 3 and Series 4 Preferred Stock, each having a liquidation preference of $250 per share and a redemption price of $250 per share into ten shares of Series 3 and Series 4 Stock, respectively, each having a liquidation preference and a redemption price of $25 per share. We then exchanged each Series 3 and 4 Depositary Share into shares of New Series 3 and 4 Stock, respectively, which have the same dividend rights and other rights and preferences identical to the depositary shares.

Regency Common Stock

At December 31, 2008, 75,634,881 common shares had been issued. The carrying value of the Common stock was $756,349 with a par value of $.01.

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

Recognition of Gains from the Sales of Real Estate – We account for profit recognition on sales of real estate in accordance with Statement 66. In summary, profits from sales of real estate are not recognized under the full accrual method by us unless a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; a receivable, if applicable, is not subject to future subordination; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property.

We sell shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by our partners. We have accounted for those sales as “partial sales” and recognized gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold under the guidance of Statement 66, and in the case of certain partnerships, we apply a more restrictive method of recognizing gains, as discussed further below. The gains and operations are not recorded as discontinued operations because we continue to manage these shopping centers.

Five of our joint ventures (“DIK-JV”) give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the partnership equal to their respective ownership interests. The liquidation procedures would require that all of the properties owned by the partnership be appraised to determine their respective and collective fair values. As a general rule, if we initiate the liquidation process, our partner has the right to choose the first property that it will receive in liquidation with the Company having the right to choose the next property that it will receive in liquidation; if our partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made by the partner receiving a fair value in excess of its capital account to the other partner. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

We have concluded that these DIK dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we sold to these partnerships, limiting our recognition of gain related to the partial sale. To the extent that the DIK-JV owns more than one property and we are unable to obtain all of the properties we sold to the DIK-JV in liquidation, we apply a more restrictive method of gain recognition (“Restricted Gain Method”) which considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. We have applied the Restricted Gain Method to partial sales of property to partnerships that contain such unilateral DIK provisions.

Under current guidance, (Statement 66, paragraph 25), profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. We have concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, we consider the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, we perform a hypothetical DIK liquidation assuming that we would choose only those properties that we have sold to the DIK-JV in an amount equivalent to our capital account. For purposes of calculating the gain to be deferred, the Company assumes that it will select properties upon a DIK liquidation that generated the highest gain to the Company when originally sold to the DIK-JV and includes for such determination the fair value in properties that could be received in excess of its capital account. The DIK deferred gain is calculated whenever a property is sold to the DIK-JV by us. During the years when there are no property sales, the DIK deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain or loss is recognized on property sold by the DIK-JV to a third party or received by the Company upon actual dissolution. Instead, the property received upon actual dissolution is recorded at the Company’s historical cost investment in the DIK-JV, reduced by the deferred gain.

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions” (“EITF 97-11”). In summary, Statement 67 establishes that a rental project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. At December 31, 2008 we had $7.7 million of capitalized pre-development costs of which $3.0 million represented refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During 2008 and 2007, we expensed pre-development costs of $15.5 million and $5.3 million, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. As a result of the economic downturn primarily during the month of December 2008, we evaluated our pre-development costs and determined that certain projects were no longer likely to be executed; therefore, we expensed those costs resulting in significantly higher expensed amounts in 2008 than in 2007. In accordance with SFAS No. 34, “Capitalization of Interest Cost” (“Statement 34”), interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During 2008 we capitalized interest of $36.5 million on our development projects. We have a large staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During 2008 and 2007, we capitalized $27.8 million and $39.0 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, development activity slowed during 2008 resulting in a reduction in capitalized costs which increased general and administrative expenses. Also, if accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur a significant increase in our operating expenses and a reduction in net income.

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

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists and if so, to what extent. Depending on the asset, we use varying methods to determine fair value of the asset. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. For properties to be “held and used” for long term investment we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, we determine the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held for sale”, we estimate current resale values by market through appraisal information and other market data less expected costs to sell. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of investment. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, tenant credit quality, and demand for new retail stores. The significant economic downturn that began during the fourth quarter of 2008 and the corresponding rise in capitalization rates caused us to evaluate our properties for impairment including our investments in unconsolidated real estate partnerships. As a result of our analysis, we recorded an additional $33.1 million provision for impairment during the three months ended December 31, 2008 in addition to the $1.8 million recorded through September 30, 2008. In summary, during the year we recorded $20.6 million related to eight shopping centers, $7.2 million related to several land parcels, $6.0 million related to our investment in two partnerships, and $1.1 million related to a note receivable. If capitalization rates continue to rise in the future, or if a property categorized as “held and used” were changed to “held for sale”, we could record additional impairments in subsequent periods.

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time whether it is probable that a sale will be consummated. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Consistent with Statement 144, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships in which we continue to manage the property) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but which we retain a property management function, is not considered discontinued. Therefore, based on our evaluation of Statement 144 and in accordance with EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued. In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When we sell operating properties to our joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations.

Investments in Real Estate Partnerships – In addition to owning real estate directly, we invest in real estate through our co-investment partnerships. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income or loss from the co-investment partnerships in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the co-investment partnerships in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the co-investment partnerships. We account for all investments in which we do not have a controlling financial ownership interest using the equity method. We have determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore, are subject to the voting interest model in determining our basis of accounting. Decisions, including property acquisitions and dispositions, financings, certain leasing arrangements, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of the Fund, its advisory committee.

Income Tax Status - The prevailing assumption underlying the operation of our business is that Regency will continue to operate in order to qualify as a REIT, as defined under the Internal Revenue Code (the “Code”). Regency is required to meet certain income and asset tests on a periodic basis to ensure that Regency continues to qualify as a REIT. As a REIT, Regency is allowed to reduce taxable income by all or a portion of their distributions to stockholders. Regency evaluates the transactions that they enter into and determine their impact on Regency’s REIT status. Determining Regency’s taxable income, calculating distributions, and evaluating transactions requires Regency to make certain judgments and estimates as to the positions Regency takes in their interpretation of the Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, Regency’s positions are subject to change at a later date upon final determination by the taxing authorities, however, Regency reassesses such positions at each reporting period.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The impact of adopting this statement is not considered to be material.

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

In February 2008, the FASB amended Statement 157 with FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to be effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not believe the adoption of FSP FAS 157-2 for our nonfinancial assets and liabilities will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). This Statement, among other things, establishes accounting and reporting standards for a parent company’s ownership interest in a subsidiary (previously referred to as a minority interest). This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. Once adopted, we will report minority interest as a component of equity in our Consolidated Balance Sheets.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The impact on our financial statements and the financial statements of our co-investment partnerships will be reflected at the time of any acquisition after the implementation date that meets the requirements above.

Results from Operations – 2008 vs. 2007

Comparison of the years ended December 31, 2008 to 2007:

At December 31, 2008, on a Combined Basis, we were operating or developing 440 shopping centers, as compared to 451 shopping centers at December 31, 2007. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 95% leased and rent paying on newly constructed or renovated GLA). At December 31, 2008, on a Combined Basis, we were developing 45 properties, as compared to 49 properties at December 31, 2007.

Our revenues increased by $56.8 million, or 13.0% to $493.4 million in 2008 as summarized in the following table (in thousands):

	2008	2007	Change
Minimum rent	$334,332	308,720	25,612
Percentage rent	4,260	4,661	(401)
Recoveries from tenants and other income	98,797	90,137	8,660
Management, acquisition, and other fees	56,032	33,064	22,968

Total revenues	$493,421	436,582	56,839

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from the renewal of expiring leases or re-leasing vacant space in the operating properties, (ii) minimum rent generated from shopping center acquisitions in 2007, and (iii) recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries increased as a result of an increase in our operating expenses.

We earn fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2008	2007	Change
Asset management fees	$11,673	11,021	652
Property management fees	16,132	13,865	2,267
Leasing commissions	2,363	2,319	44
Acquisition and financing fees	5,455	5,055	400
Portfolio Incentive Return Fee	19,700	—	19,700
Other third party fees	709	804	(95)

	$56,032	33,064	22,968

The increase in management, acquisition, and other fees is primarily related to the recognition of a $19.7 million Portfolio Incentive Return fee in December 2008. The fee was earned by the Company based upon Columbia outperforming the NCREIF index since the inception of the partnership and a cumulative hurdle rate outlined in the partnership agreement. Asset and property management fees increased during 2008 as a result of providing those management services to MCWR-DESCO, a joint venture formed in 2007.

Our operating expenses increased by $29.2 million, or 11.8%, to $277.1 million in 2008 related to increased operating and maintenance costs and depreciation expense as further described below. The following table summarizes our operating expenses (in thousands):

	2008	2007	Change
Operating, maintenance and real estate taxes	$108,006	97,635	10,371
Depreciation and amortization	104,739	89,539	15,200
General and administrative	49,495	50,580	(1,085)
Other expenses, net	14,824	10,081	4,743

Total operating expenses	$277,064	247,835	29,229

The increase in depreciation and amortization expense is primarily related to acquisitions in 2007 and recently completed developments commencing operations in the current year. The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions in 2007, recently completed developments commencing operations in the current year, and to general increases in expenses incurred by the operating properties. On average, approximately 79% of these costs are recovered from our tenants through recoveries included in our revenues. General and administrative expense declined as a result of reducing incentive compensation directly tied to performance targets associated with reductions in new development and reduced earnings metrics, both of which have been directly impacted by the current economic downturn. During 2008, we also recorded restructuring charges of $2.4 million for employee severance and benefits related to employee reductions across various functional areas in general and administrative expense. The increase in other expenses is related to expensing more pre-development costs in 2008 than in 2007 directly related to a slowing development program in the current economic environment.

The following table presents the change in interest expense from 2008 to 2007 (in thousands):

	2008	2007	Change
Interest on Unsecured credit facilities	$12,655	10,117	2,538
Interest on notes payable	121,335	110,775	10,560
Capitalized interest	(36,510)	(35,424)	(1,086)
Interest income	(4,696)	(3,079)	(1,617)

	$92,784	82,389	10,395

Interest on Unsecured credit facilities increased during 2008 by $2.5 million due to the increase in the outstanding balance under the Unsecured credit facilities. Interest expense on notes payable increased during 2008 by $10.6 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in September 2007, the acquisition of shopping centers in 2007, and the mortgage debt placed on a consolidated joint venture in 2008. The higher development project costs also resulted in an increase in capitalized interest.

Gains on sale of real estate included in continuing operations were $20.3 million in 2008 as compared to $52.2 million in 2007. Included in 2008 gains are a $5.3 million gain from the sale of 12 out-parcels for net proceeds of $38.2 million, a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale, and a $13.8 million gain (net of the greater of our ownership interest or the gain deferral under the Restricted Gain Method described in our Critical Accounting Policies) from the sale of four properties in development to joint ventures for net proceeds of $110.5 million. Included in 2007 gains are a $7.2 million gain from the sale of 27 out-parcels for net proceeds of $55.9 million, a $40.9 million gain from the sale of five properties in development to the Fund for net proceeds of $102.8 million, a $2.2 million gain related to the partial sale of our interest in the Fund, and a $1.9 million gain from our share of a contractual earn out payment related to a property previously sold to a joint venture. There were no property sales to DIK-JV’s in 2007.

During 2008, we established a provision for impairment of approximately $34.9 million as described above in our Critical Accounting Policies under Valuations of Real Estate. Included in the provision is $27.8 million for estimated impairment losses on eight operating properties, one large parcel of land held for future development, along with several smaller land out-parcels; $6.0 million on two of our investments in real estate partnerships; and $1.1 million related to a note receivable.

Our equity in income (loss) of investments in real estate partnerships decreased $12.8 million during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$488	9,871	(9,383)
Macquarie CountryWide Direct (MCWR I)	25.00%	697	457	240
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(672)	(3,236)	2,564
Macquarie CountryWide-Regency III (MCWR III)	24.95%	203	67	136
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(823)	(465)	(358)
Columbia Regency Retail Partners (Columbia)	20.00%	2,105	2,440	(335)
Columbia Regency Partners II (Columbia II)	20.00%	169	189	(20)
Cameron Village LLC (Cameron)	30.00%	(65)	(74)	9
RegCal, LLC (RegCal)	25.00%	1,678	662	1,016
Regency Retail Partners (the Fund)	20.00%	(233)	326	(559)
Other investments in real estate partnerships	50.00%	1,745	7,856	(6,111)

Total		$5,292	18,093	(12,801)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains recorded in 2007 from the sale of shopping centers sold by MCWR I, as well as, the sale of a shopping center owned by a joint venture classified above in other investments in real estate partnerships.

Income from discontinued operations was $27.2 million for the year ended December 31, 2008 related to the sale of seven properties in development and three operating properties sold to unrelated parties for net proceeds of $86.2 million, including the operations of shopping centers sold or classified as held-for-sale in 2008. Income from discontinued operations was $33.4 million for the year ended December 31, 2007 related to the sale of four properties in development and three operating properties to unrelated parties for net proceeds of $112.3 million and including the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes of $2.0 million for the year ended December 31, 2007.

Net income for common unit holders for the year ended decreased $68.2 million to $117.4 million in 2008 as compared with $185.6 million in 2007 primarily related to lower gains recognized from the sale of real estate and the provision for impairment recorded in 2008 as discussed previously. Diluted earnings per unit was $1.66 in 2008 as compared to $2.65 in 2007 or 37.4% lower.

Results from Operations – 2007 vs. 2006

Comparison of the years ended December 31, 2007 to 2006:

Our revenues increased by $32.5 million, or 8.1% to $436.6 million in 2007 as summarized in the following table (in thousands):

	2007	2006	Change
Minimum rent	$308,720	284,751	23,969
Percentage rent	4,661	4,430	231
Recoveries from tenants and other income	90,137	83,048	7,089
Management, acquisition, and other fees	33,064	31,805	1,259

Total revenues	$436,582	404,034	32,548

The increase in revenues was primarily related to higher minimum rent from (i) growth in rental rates from the renewal of expiring leases or re-leasing vacant space in the operating properties, (ii) minimum rent generated from shopping center acquisitions, and (iii) recently completed shopping center developments commencing operations in the current year. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes. Recoveries increased as a result of an increase in our operating expenses

We earn fees, at market-based rates, for asset management, property management, leasing, acquisition and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2007	2006	Change
Asset management fees	$11,021	5,977	5,044
Property management fees	13,865	11,041	2,824
Leasing commissions	2,319	2,210	109
Acquisition and financing fees	5,055	11,683	(6,628)
Other third party fees	804	894	(90)

	$33,064	31,805	1,259

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

Our operating expenses increased by $16.0 million, or 6.9%, to $247.8 million in 2007 related to increased operating and maintenance costs, general and administrative costs, and depreciation expense, as further described below. The following table summarizes our operating expenses (in thousands):

	2007	2006	Change
Operating, maintenance and real estate taxes	$97,635	89,406	8,229
Depreciation and amortization	89,539	81,028	8,511
General and administrative	50,580	45,495	5,085
Other expenses, net	10,081	15,928	(5,847)

Total operating expenses	$247,835	231,857	15,978

The increase in operating, maintenance, and real estate taxes was primarily due to acquisitions and completed developments commencing operations in 2007, and to general increases in expenses incurred by the operating properties. On average, approximately 79% of these costs are recovered from our tenants through recoveries included in our revenues. The increase in general and administrative expense was related to annual salary increases and higher costs associated with incentive compensation, in addition to, increased staffing and recruiting costs to manage the growth in our shopping center development program. The increase in depreciation and amortization expense was primarily related to acquisitions and recently completed developments commencing operations in 2007, net of properties sold. The decrease in other expenses was related to lower income tax expense incurred by Regency Realty Group, Inc. (“RRG”), our taxable REIT subsidiary. RRG is subject to federal and state income taxes and files separate tax returns.

The following table presents the change in interest expense from 2007 to 2006 (in thousands):

	2007	2006	Change
Interest on Unsecured credit facilities	$10,117	7,557	2,560
Interest on notes payable	110,775	99,975	10,800
Capitalized interest	(35,424)	(23,952)	(11,472)
Interest income	(3,079)	(4,232)	1,153

	$82,389	79,348	3,041

Interest expense on the Unsecured credit facilities and notes payable increased during 2007 by $13.4 million due to higher outstanding debt balances including the issuance of $400.0 million of unsecured debt in June 2007, increased development activity and the acquisition of shopping centers. The higher development project costs also resulted in an increase in capitalized interest.

Gains from the sale of real estate included in continuing operations were $52.2 million in 2007 as compared to $65.6 million in 2006. Included in 2007 gains are a $7.2 million gain from the sale of 27 out-parcels for net proceeds of $55.9 million, a $40.9 million gain from the sale of five properties in development to the Fund for net proceeds of $102.8 million, a $2.2 million gain related to the partial sale of our ownership interest in the Fund, and a $1.9 million gain from our share of a contractual earn out payment related to a property previously sold to a joint venture. Included in 2006 gains are a $20.2 million gain from the sale of 30 out-parcels for net proceeds of $53.5 million, a $35.9 million gain from the sale of six shopping centers to co-investment partnerships for net proceeds of $122.7 million; as well as a $9.5 million gain related to the partial sale of our ownership interest in MCWR II. There were no sales to DIK-JV’s in 2007 or 2006.

Our equity in income (loss) of investments in real estate partnerships increased approximately $15.5 million during 2007 as follows (in thousands):

	Ownership	2007	2006	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$9,871	4,747	5,124
Macquarie CountryWide Direct (MCWR I)	25.00%	457	615	(158)
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(3,236)	(7,005)	3,769
Macquarie CountryWide-Regency III (MCWR III)	24.95%	67	(38)	105
Macquarie CountryWide-Regency-DESCO		—
(MCWR-DESCO)	16.35%	(465)	—	(465)
Columbia Regency Retail Partners (Columbia)	20.00%	2,440	2,350	90
Columbia Regency Partners II (Columbia II)	20.00%	189	62	127
Cameron Village LLC (Cameron)	30.00%	(74)	(119)	45
RegCal, LLC (RegCal)	25.00%	662	517	145
Regency Retail Partners (the Fund)	20.00%	326	7	319
Other investments in real estate partnerships	50.00%	7,856	1,444	6,412

Total		$18,093	2,580	15,513

The increase in our equity in income (loss) of investments in real estate partnerships is primarily related to growth in rental income generally realized in all of the joint venture portfolios and higher gains from the sale of shopping centers sold by MCWR I, as well as, the sale of a shopping center owned by a joint venture classified above in Other investments.

Income from discontinued operations was $33.4 million for the year ended December 31, 2007 related to the sale of four development properties and three operating properties to unrelated parties for net proceeds of $112.3 million, and including the operations of shopping centers sold or classified as held-for-sale in 2008 and 2007. Income from discontinued operations was $69.0 million for the year ended December 31, 2006 related to the sale of three development properties and eight operating properties to unrelated parties for net proceeds of $149.6 million, and including the operations of shopping centers sold or classified as held-for-sale in 2008, 2007, and 2006. In compliance with Statement 144, if we sell an asset in the current year, we are required to reclassify its operations into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations. Our income from discontinued operations is shown net of income taxes totaling $2.0 million for the year ended December 31, 2007.

Net income for common unit holders decreased $16.1 million to $185.6 million in 2007 as compared with $201.7 million in 2006 primarily related to lower gains recognized from the sale of 15 properties as compared to 22 in 2006. Diluted earnings per unit was $2.65 in 2007 as compared to $2.89 in 2006 or 8.3% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recent data suggests inflation has been increasing and may become a greater concern in the current economy. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two significant components of interest rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $3.0 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

We have $428.3 million of fixed rate debt maturing in 2010 and 2011 that have a weighted average fixed interest rate of 8.07%, which includes $400.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these Swaps as cash flow hedges to fix the future interest rates on $400.0 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of December 31, 2008 is reflected as a liability of $83.7 million in our accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new issuances. In the case of $196.7 million of the Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. In the case of $200.0 million of the Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will successfully issue new secured or unsecured debt to fund our obligations. However, in the current environment, we expect interest rates on new issuances to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issues above that of maturing debt would result in additional annual interest expense of $4.3 million in addition to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of December 31, 2008, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at December 31, 2008 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of December 31, 2008 and does not consider those exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$57,780	181,923	256,020	255,027	21,065	1,064,056	1,835,871	1,043,017
Average interest rate for all fixed rate debt	6.36%	6.14%	5.81%	5.59%	5.56%	5.65%	—	—
Variable rate LIBOR debt	$5,130	—	297,667	—	—	—	302,796	285,920
Average interest rate for all variable rate debt	1.34%	1.34%	—	—	—	—	—	—

The fair value of total debt in the table above is $1.3 billion versus the face value of $2.1 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

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

Regency Centers Corporation:

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2009 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

March 17, 2009

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Unit holders of Regency Centers, L.P. and the

Board of Directors and Stockholders of

Regency Centers Corporation:

We have audited Regency Centers, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Centers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Regency Centers, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Regency Centers, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008 and the related financial statement schedule, and our report dated March 17, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 17, 2009

Jacksonville, Florida

Certified Public Accountants

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except unit data)

	2008	2007
		(as restated)
Assets
Real estate investments at cost (notes 3, 4, 5, and 15):
Land	$923,062	968,859
Buildings and improvements	1,974,093	2,090,497

	2,897,155	3,059,356
Less: accumulated depreciation	554,595	497,498

	2,342,560	2,561,858
Properties in development	1,078,885	905,929
Operating properties held for sale, net	66,447	—
Investments in real estate partnerships	383,408	401,906

Net real estate investments	3,871,300	3,869,693
Cash and cash equivalents	21,533	18,668
Notes receivable (note 6)	31,438	44,543
Tenant receivables, net of allowance for uncollectible accounts of $1,593 and $2,482 at December 31, 2008 and 2007, respectively	84,096	75,441
Other receivables (note 5)	19,700	—
Deferred costs, less accumulated amortization of $51,549 and $43,470 at December 31, 2008 and 2007, respectively	57,477	52,784
Acquired lease intangible assets, less accumulated amortization of $11,204 and $7,362 at December 31, 2008 and 2007, respectively (note 7)	12,903	17,228
Other assets	43,928	36,416

Total assets	$4,142,375	4,114,773

Liabilities, Limited Partners’ Interests, and Partners’ Capital
Liabilities:
Notes payable (note 9)	$1,837,904	1,799,975
Unsecured credit facilities (note 9)	297,667	208,000
Accounts payable and other liabilities	141,395	154,643
Derivative instruments, at fair value (notes 10 and 11)	83,691	9,836
Acquired lease intangible liabilities, less accumulated accretion of $8,829 and $6,371 at December 31, 2008 and 2007, respectively (note 7)	7,865	10,354
Tenants’ security and escrow deposits	11,571	11,436

Total liabilities	2,380,093	2,194,244

Limited partners’ interests in consolidated partnerships	7,980	18,392

Commitments and contingencies (notes 15 and 16)

Partners’ Capital (notes 10, 12, 13, and 14):
Series D preferred units, par value $100: 500,000 units issued and outstanding at December 31, 2008 and 2007	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at December 31, 2008, liquidation preference $25; 3,000,000 and 800,000 units issued and outstanding at December 31, 2007 with liquidation preferences of $25 and $250 per unit, respectively	275,000	275,000
General partner; 70,036,670 and 69,638,637 units outstanding at December 31, 2008 and 2007, respectively	1,512,550	1,586,683
Limited partners; 468,211 and 473,611 units outstanding at December 31, 2008 and 2007, respectively	9,059	10,212
Accumulated other comprehensive loss	(91,465)	(18,916)

Total partners’ capital	1,754,302	1,902,137

Total liabilities, limited partners’ interests, and partners’ capital	$4,142,375	4,114,773

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007, and 2006

(in thousands, except per unit data)

	2008	2007	2006
Revenues:
Minimum rent (note 15)	$334,332	308,720	284,751
Percentage rent	4,260	4,661	4,430
Recoveries from tenants and other income	98,797	90,137	83,048
Management, acquisition, and other fees	56,032	33,064	31,805

Total revenues	493,421	436,582	404,034

Operating expenses:
Depreciation and amortization	104,739	89,539	81,028
Operating and maintenance	59,368	54,232	49,022
General and administrative	49,495	50,580	45,495
Real estate taxes	48,638	43,403	40,384
Other expenses	14,824	10,081	15,928

Total operating expenses	277,064	247,835	231,857

Other expense (income):
Interest expense, net of interest income of $4,696, $3,079 and $4,232 in 2008, 2007 and 2006, respectively	92,784	82,389	79,348
Gain on sale of operating properties and properties in development	(20,346)	(52,215)	(65,600)
Provision for impairment	34,855	—	—

Total other expense (income)	107,293	30,174	13,748

Income before minority interests and equity in income of investments in real estate partnerships	109,064	158,573	158,429
Minority interest of limited partners	(701)	(990)	(4,863)
Equity in income of investments in real estate partnerships (note 5)	5,292	18,093	2,580

Income from continuing operations	113,655	175,676	156,146
Discontinued operations, net (note 4):
Operating income from discontinued operations	9,668	7,855	9,785
Gain on sale of operating properties and properties in development	17,497	25,495	59,181

Income from discontinued operations	27,165	33,350	68,966

Net income	140,820	209,026	225,112
Preferred unit distributions	(23,400)	(23,400)	(23,400)

Net income for common unit holders	$117,420	185,626	201,712

Income per common unit - basic (note 14):
Continuing operations	$1.28	2.18	1.91
Discontinued operations	0.38	0.47	1.00

Net income for common unit holders per unit	$1.66	2.65	2.91

Income per common unit - diluted (note 14):
Continuing operations	$1.28	2.18	1.90
Discontinued operations	0.38	0.47	0.99

Net income for common unit holders per unit	$1.66	2.65	2.89

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the years ended December 31, 2008, 2007, and 2006

(in thousands)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2005, as previously reported	$49,158	1,800,517	27,919	(11,692)	1,865,902
Restatement adjustments (note 2)	—	(27,619)	(620)	—	(28,239)

Balance at December 31, 2005, as restated	$49,158	1,772,898	27,299	(11,692)	1,837,663
Comprehensive income (note 10):
Net income	3,725	218,511	2,876	—	225,112
Amortization of loss on derivative instruments	—	—	—	1,306	1,306
Change in fair value of derivative instruments	—	—	—	(2,931)	(2,931)

Total comprehensive income					223,487
Distributions to partners	—	(163,311)	(2,642)	—	(165,953)
Preferred unit distribution	(3,725)	(19,675)	—	—	(23,400)
Regency Restricted Stock issued, net of amortization (note 13)	—	16,584	—	—	16,584
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	2,796	—	—	2,796
Common Units exchanged for common stock of Regency	—	21,495	(21,495)	—	—
Reallocation of limited partners’ interest	—	(10,283)	10,283	—	—

Balance at December 31, 2006, as restated	$49,158	1,839,015	16,321	(13,317)	1,891,177
Comprehensive income (note 10):
Net income	3,725	203,651	1,650	—	209,026
Amortization of loss on derivative instruments	—	—	—	1,306	1,306
Change in fair value of derivative instruments	—	—	—	(6,905)	(6,905)

Total comprehensive income					203,427
Distributions to partners	—	(183,395)	(1,571)	—	(184,966)
Preferred unit distribution	(3,725)	(19,675)	—	—	(23,400)
Regency Restricted Stock issued, net of amortization (note 13)	—	17,725	—	—	17,725
Common Units issued as a result of common stock issued by Regency, net of repurchases		(1,826)	—	—	(1,826)
Common Units exchanged for common stock of Regency	—	8,607	(8,607)	—	—
Reallocation of limited partners’ interest	—	(2,419)	2,419	—	—

Balance at December 31, 2007, as restated	$49,158	1,861,683	10,212	(18,916)	1,902,137
Comprehensive income (note 10):
Net income	3,725	136,188	907	—	140,820
Amortization of loss on derivative instruments	—	—	—	1,306	1,306
Change in fair value of derivative instruments	—	—	—	(73,855)	(73,855)

Total comprehensive income					68,271
Distributions to partners	—	(202,635)	(1,364)	—	(203,999)
Preferred unit distribution	(3,725)	(19,675)	—	—	(23,400)
Regency Restricted Stock issued, net of amortization (note 13)	—	8,193	—	—	8,193
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	3,100	—	—	3,100
Common Units exchanged for common stock of Regency	—	232	(232)	—	—
Reallocation of limited partners’ interest	—	464	(464)	—	—

Balance at December 31, 2008	$49,158	1,787,550	9,059	(91,465)	1,754,302

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$140,820	209,026	225,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,846	93,508	87,413
Deferred loan cost and debt premium amortization	4,287	3,249	4,411
Above and below market lease intangibles amortization and accretion	(2,376)	(1,926)	(1,387)
Stock-based compensation, net of capitalization	5,950	11,572	11,096
Minority interest of limited partners	701	990	4,863
Equity in income of investments in real estate partnerships	(5,292)	(18,093)	(2,580)
Net gain on sale of properties	(37,843)	(79,627)	(124,781)
Provision for impairment	34,855	—	500
Distribution of earnings from operations of investments in real estate partnerships	30,730	30,547	28,788
Changes in assets and liabilities:
Tenant receivables	(28,833)	(10,040)	(10,284)
Deferred leasing costs	(6,734)	(8,126)	(5,587)
Other assets	(12,839)	(15,861)	(3,508)
Accounts payable and other liabilities	(12,423)	2,101	(2,638)
Tenants’ security and escrow deposits	320	847	241

Net cash provided by operating activities	219,169	218,167	211,659

Cash flows from investing activities:
Acquisition of operating real estate	—	(63,117)	(19,337)
Development of real estate including acquisition of land	(388,783)	(619,282)	(399,680)
Proceeds from sale of real estate investments	274,417	270,981	455,972
Collection of notes receivable	28,287	545	14,770
Investments in real estate partnerships	(48,619)	(42,660)	(21,790)
Distributions received from investments in real estate partnerships	28,923	41,372	13,452

Net cash (used in) provided by investing activities	(105,775)	(412,161)	43,387

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common Stock issued by Regency	1,020	2,383	5,994
Distributions to limited partners in consolidated partnerships, net	(14,134)	(4,632)	(2,619)
Distributions to preferred unit holders	(23,400)	(23,400)	(23,400)
Distributions to partners	(199,528)	(180,897)	(161,777)
Proceeds from issuance of fixed rate unsecured notes	—	398,108	—
Proceeds from (repayment of) unsecured credit facilities, net	89,667	87,000	(41,000)
Proceeds from notes payable	62,500	—	—
Repayment of notes payable	(19,932)	(89,719)	(36,131)
Scheduled principal payments	(4,806)	(4,545)	(4,516)
Payment of loan costs	(1,916)	(5,682)	(9)

Net cash (used in) provided by financing activities	(110,529)	178,616	(263,458)

Net increase (decrease) in cash and cash equivalents	2,865	(15,378)	(8,412)
Cash and cash equivalents at beginning of the year	18,668	34,046	42,458

Cash and cash equivalents at end of the year	$21,533	18,668	34,046

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $36,510, $35,424, and $23,952 in 2008, 2007, and 2006, respectively)	$94,632	82,833	82,285

Supplemental disclosure of non-cash transactions:
Common stock issued for partnership units exchanged	$232	8,607	21,495

Mortgage loans assumed for the acquisition of real estate	$—	42,272	44,000

Real estate contributed as investments in real estate partnerships	$6,825	11,007	15,967

Notes receivable taken in connection with sales of properties in development and out-parcels	$16,294	25,099	490

Change in fair value of derivative instruments	$(73,855)	(6,905)	(2,931)

Common stock issued for dividend reinvestment plan	$4,470	4,070	3,804

Stock-based compensation capitalized	$3,606	7,565	6,854

See accompanying notes to consolidated financial statements.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At December 31, 2008, the Partnership directly owned 224 retail shopping centers and held partial interests in an additional 216 retail shopping centers through investments in real estate partnerships (also referred to as co-investment partnerships or joint ventures).

Estimates, Risks, and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires RCLP’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Partnership’s financial statements relate to the carrying values of its investments in real estate including its shopping centers, properties in development and its unconsolidated investments in real estate partnerships, tenant receivables, net, and derivative instruments. Each of these items could be significantly affected by the current economic recession.

Because of the adverse conditions that exist in the real estate markets, as well as, the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly. Specifically as it relates to the Partnership’s business, the current economic recession is expected to result in a higher level of retail store closings nationally, which could reduce the demand for leasing space in the Partnership’s shopping centers and result in a decline in occupancy and rental revenues in its real estate portfolio. The lack of available credit in the commercial real estate market is causing a decline in the values of commercial real estate nationally and the Partnership’s ability to sell shopping centers to raise capital. A reduction in the demand for new retail space and capital availability have caused the Partnership to significantly reduce its new shopping center development program until markets become less volatile.

Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiaries, and joint ventures in which the Partnership has a controlling ownership interest. The equity interests of third parties held in the Partnership or its controlled joint ventures are included under the heading Minority Interests in the Consolidated Balance Sheets as preferred units, exchangeable operating partnership units,

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

or limited partners’ interest in consolidated partnerships. All significant inter-company balances and transactions are eliminated in the consolidated financial statements.

Investments in real estate partnerships not controlled by the Partnership are accounted for under the equity method. The Partnership has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the investment in real estate partnership, the Partnership also became the managing member, responsible for the day-to-day operations of the partnership. The Partnership evaluated its investment in the partnership and concluded that the partner has substantive participating rights and, therefore, the Partnership has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation under Emerging Issues Task Force Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in the real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

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

At December 31, 2008, the Company owned approximately 99% or 70,036,670 Partnership Units of the total 70,504,881 Partnership Units outstanding. Each outstanding common Partnership Unit not owned by the Company is exchangeable for one share of Regency common stock or can be redeemed for cash, at the Company’s discretion (see Note 1(l)). The Company revalues the minority interest associated with the Partnership Units each quarter to maintain a proportional relationship between the book value of equity associated with common stockholders relative to that of the Partnership Unit holders since both have equivalent rights and the Partnership Units are convertible into shares of common stock on a one-for-one basis.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited Partnership Units in accordance with their ownership percentage.

(b)	Revenues

The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. The Partnership estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Partnership’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Substantially all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants’ sales volume (percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance, and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.

As part of the leasing process, the Partnership may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Partnership is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when the Partnership is the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

The Partnership accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). In summary, profits from sales of real estate are not recognized under the full accrual method by the Partnership unless a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Partnership’s receivable, if applicable, is not subject to future subordination; the Partnership has transferred to the buyer the usual risks and rewards of ownership; and the Partnership does not have substantial continuing involvement with the property.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The Partnership sells shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by its partners. The Partnership accounts for those sales as “partial sales” and recognizes gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold under the guidance of Statement 66, and in the case of certain partnerships, applies a more restrictive method of recognizing gains, as discussed further below. The gains and operations are not recorded as discontinued operations because the Partnership continues to manage these shopping centers.

Five of the Partnership’s joint ventures (“DIK-JV”) give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the partnership equal to their respective ownership interests, which could include properties the Partnership sold to the partnership. The liquidation procedures would require that all of the properties owned by the partnership be appraised to determine their respective and collective fair values. As a general rule, if the Partnership initiates the liquidation process, its partner has the right to choose the first property that it will receive in liquidation with the Partnership having the right to choose the next property that it will receive in liquidation. If the Partnership’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made by the partner receiving a fair value in excess of its capital account to the other partner. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

The Partnership has concluded that these DIK dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that the Partnership has sold to these partnerships, limiting the Partnership’s recognition of gain related to the partial sale. To the extent that the DIK-JV owns more than one property and the Partnership is unable to obtain all of the properties it sold to the DIK-JV in liquidation, the Partnership applies a more restrictive method of gain recognition (“Restricted Gain Method”) which considers the Partnership’s potential ability to receive property through a DIK on which partial gain has been recognized, and ensures, as discussed below, maximum gain deferral upon sale to a DIK-JV. The Partnership has applied the Restricted Gain Method to partial sales of property to partnerships that contain unilateral DIK provisions.

Under current guidance, (Statement 66, paragraph 25), profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the profit recognized shall be reduced by the maximum exposure to loss. The Partnership has concluded that the Restricted Gain Method accomplishes this objective.

Under the Restricted Gain Method, for purposes of gain deferral, the Partnership considers the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, the Partnership performs a hypothetical DIK liquidation assuming that it would choose only those properties that it has sold to the DIK-JV in an amount equivalent to its capital account. For purposes of calculating the gain to be deferred, the Partnership assumes that it will select properties upon a DIK liquidation that generated the

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

highest gain to the Partnership when originally sold to the DIK-JV. The DIK deferred gain is calculated whenever a property is sold to the DIK-JV by the Partnership. During the years when there are no property sales, the DIK deferred gain is not recalculated.

Because the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain or loss is recognized on property sold by the DIK-JV to a third party or received by the Partnership upon actual dissolution. Instead, the property received upon actual dissolution is recorded at the Partnership’s historical cost investment in the DIK-JV, reduced by the deferred gain.

The Partnership has been engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such ventures’ shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed, and are recognized as services are rendered, when fees due are determinable and collectibility is reasonably assured.

(c)	Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 95% leased and rent paying on newly constructed or renovated GLA) and are accounted for in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”). In summary, Statement 67 establishes that a rental project changes from non-operating to operating when it is substantially completed and available for occupancy. At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. In accordance with SFAS No. 34, “Capitalization of Interest Cost” (“Statement 34”), interest costs are capitalized into each development project based on applying the Partnership’s weighted average borrowing rate to that portion of the actual development costs expended. The Partnership ceases interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Partnership capitalize interest on the project beyond 12 months after substantial completion of the building shell.

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At December 31, 2008, and 2007, the Partnership had capitalized pre-development costs of $7.7 million and $22.7 million, respectively, of which approximately $3.0 million and $10.8 million, respectively, were refundable deposits. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Consolidated Statements of Operations. During 2008, 2007, and 2006, the Partnership expensed pre-development costs of $15.5 million, $5.3 million, and $2.4 million, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases as required by Statement 142. The value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable, as required by Statement 142. The Partnership does not allocate value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they do not provide incremental value over the Partnership’s existing relationships.

The Partnership and its investments in real estate partnerships follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property or a property in development as held-for-sale when the Partnership determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

sale will be consummated within one year. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period.

In accordance with Statement 144 and EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), when the Partnership sells a property or classifies a property as held-for-sale and will not have significant continuing involvement in the operation of the property, the operations of the property are eliminated from ongoing operations and classified in discontinued operations. In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When the Partnership sells operating properties to its joint ventures or to third parties, and will continue to manage the properties, the operations and gains on sales are included in income from continuing operations.

The Partnership reviews its real estate portfolio including the properties owned through investments in real estate partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For properties to be “held and used” for long term investment, the Partnership estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, the Partnership determines the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held for sale”, the Partnership estimates current resale values by market through appraisal information and other market data less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, tenant credit quality, and demand for new retail stores. The significant economic downturn that began during the fourth quarter of 2008 and the corresponding rise in market capitalization rates caused the Partnership to evaluate its real estate investments for impairment. As a result, the Partnership recorded an additional $33.1 million provision for impairment during the three months ended December 31, 2008 in addition to the $1.8 million recorded through September 30, 2008. In summary, during 2008 the Partnership recorded $20.6 million related to eight shopping centers, $7.2 million related to several land parcels, and $1.1 million related to a note receivable. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. To evaluate the Partnership’s investment in real estate partnerships, the Partnership calculates

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. As a result, during 2008 the Partnership established a $6.0 million provision for impairment on two investments in real estate partnerships. During 2006, the Partnership established a provision for impairment of $500,000 and the amount is now included in discontinued operations.

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

Earnings and profits, which determine the taxability of dividends to stockholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences. See Note 8 for further discussion.

(e)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Company’s shopping centers. Net deferred leasing costs were $46.8 million and $41.2 million at December 31, 2008 and 2007, respectively. Deferred loan costs consist of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $10.7 million and $11.6 million at December 31, 2008 and 2007, respectively.

(f)	Earnings per Unit and Treasury Stock

The Partnership calculates earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted earnings per unit reflects the conversion of obligations and the assumed exercises of securities including the effects of units issuable under Regency’s share-based payment arrangements, if dilutive. See Note 14 for the calculation of earnings per unit (“EPU”).

Repurchases of the Company’s common stock are recorded at cost and are reflected as treasury stock in Regency’s Consolidated Statements of Stockholders’ Equity and

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Comprehensive Income (Loss) and recorded in General Partner Preferred and Common Units of the Partnership’s accompanying Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss). Regency’s outstanding shares do not include treasury shares. Concurrent with treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnerships units from Regency.

(g)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At December 31, 2008 and 2007, $8.7 million and $8.0 million, respectively of cash was restricted through escrow agreements required for a development and certain mortgage loans.

(h)	Notes Receivable

The Partnership records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned in interest expense, net in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Partnership will no longer accrue interest income. However, in the event the debtor subsequently becomes current, the Partnership will resume accruing interest. The Partnership evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (“Statement 114”) as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (“Statement 118”) which is based on observable market prices. In the event the Partnership determines a note receivable or a portion thereof is considered uncollectible, the Partnership records an allowance for credit loss. The Partnership estimates the collectibility of notes receivable taking into consideration the Partnership’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 6 for further discussion.

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

The Partnership recognizes stock-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”) which requires companies to measure the cost of stock-based compensation based on the grant-date fair value of the award. The cost of the stock-based compensation is expensed over the vesting period. See Note 13 for further discussion.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

(j)	Segment Reporting

The Partnership’s business is investing in retail shopping centers through direct ownership or through joint ventures. The Partnership actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers through acquisitions or new developments, which management believes will meet its expected rate of return. It is management’s intent that all retail shopping centers will be owned or developed for investment purposes; however, the Partnership may decide to sell all or a portion of a development upon completion. The Partnership’s revenue and net income are generated from the operation of its investment portfolio. The Partnership also earns fees from third parties for services provided to manage and lease retail shopping centers owned through joint ventures.

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

The Partnership accounts for all derivative financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Partnership’s use of derivative financial instruments is to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps. The Partnership designates these interest rate swaps as cash flow hedges.

Statement 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedge transaction. The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Partnership assesses, both at inception of the hedge and on an ongoing basis, whether the

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

In assessing the valuation of the hedges, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 10 and 11 for further discussion.

(l)	Regency’s Redeemable Minority Interests

EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”) clarifies Rule 5-02.28 of Regulation S-X and requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Minority interest in the operating partnership is classified as exchangeable operating partnership units (“OP Units”) in Regency’s Consolidated Balance Sheets. The holders may redeem these OP Units for a like number of shares of common stock of Regency or cash, at the Company’s discretion. See Note 11 for further discussion.

(m)	Financial Instruments with Characteristics of Both Liabilities and Equity

The Partnership accounts for minority interest in consolidated entities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”) which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. See Note 11 for further discussion.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

In January 2008, the Partnership adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Although Statement 159 was adopted, the Partnership did not elect to measure any other financial statement items at fair value. See Note 11 for all fair value measurements of assets and liabilities made on a recurring and nonrecurring basis.

(o)	Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The impact of adopting this statement is not considered to be material.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). This Statement, among other things, establishes accounting and reporting standards for a parent company’s ownership interest in a subsidiary (previously referred to as a minority interest). This Statement is effective for

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

financial statements issued for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. Once adopted, the Partnership will report minority interest as a component of equity in the Consolidated Balance Sheets.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“Statement 141(R)”). This Statement, among other things, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements of the acquirer to enable users of the financial statements to evaluate the effect of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The impact on the Partnership’s financial statements and its co-investment partnerships’ financial statements will be reflected at the time of any acquisition after the implementation date that meets the requirements above.

(p)	Reclassifications

Certain reclassifications have been made to the 2007 and 2006 amounts to conform to classifications adopted in 2008.

2.	Restatement of Consolidated Financial Statements

As described further in Note 1(b), certain of the Partnership’s co-investment partnership agreements contain unilateral DIK provisions. Such provisions constitute in-substance call/put options on properties sold to co-investment partnerships with unilateral DIK provisions and are a form of continuing involvement under Statement 66. As a result, the Partnership has adopted and applied the Restricted Gain Method, which maximizes gain deferral on partial sales of real estate to DIK-JV’s. The Partnership previously recognized gains from such sales to all co-investment partnerships to the extent of the percentage interest sold and deferred gains to the extent of the Partnership’s ownership interest in the co-investment partnerships.

The Partnership also previously recognized any remaining deferred gain as equity in income of investments in real estate partnerships when a property was sold by a co-investment partnership to a third party. This policy will no longer be applied to any DIK-JV. Instead, the property received upon dissolution will be recorded at the Partnership’s investment in the DIK-JV, reduced by the deferred gain. The Partnership sold properties to DIK-JV’s during 2008 and the years 2001 to 2005. The Partnership did not sell any properties to DIK-JV’s during 2007 or 2006.

The Partnership’s January 1, 2006 opening balance of general partner preferred and common units and limited partners’ capital have been restated in the accompanying Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss) by $28.2 million related to additional gain deferrals on partial sales to DIK-JV’s of $27.7 million, net of tax, and the reversal of gains of approximately $511,000 associated with subsequent DIK-JV property sales to third parties to reflect the retrospective application of the Restricted Gain Method. The Partnership’s December 31, 2007 accompanying Consolidated Balance Sheet has been corrected to reflect the adjustments associated with the application of the Restricted Gain Method prior to 2006; accordingly, its investments in real estate partnerships has been decreased by $31.0 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, limited partners’ capital has been decreased by approximately $620,000, and

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

general partners’ capital has been decreased by $27.6 million. There was no effect on the accompanying Consolidated Statements of Operations or the Consolidated Statements of Cash Flows for 2007 or 2006.

During 2007 and 2006, the Partnership recognized deferred gains of $2.1 million and approximately $117,000, respectively, related to the subsequent sale of four properties by DIK-JV’s to third parties. As a result, during the fourth quarter of 2008 the Partnership recorded a cumulative adjustment as an immaterial out-of-period correction to its equity in income of real estate partnerships of $2.2 million to reverse the recognition of previously deferred gains. As further described in Note 18, the Partnership also corrected the gains reported in its September 30, 2008 Form 10-Q by a reduction of $10.7 million or $.15 per diluted unit related to partial sales to a DIK-JV that occurred in September 2008.

3.	Real Estate Investments

During 2008, the Partnership did not have any acquisition activity other than through its investments in real estate partnerships. During 2007, the Partnership acquired five shopping centers for a purchase price of $106.0 million which included the assumption of $42.3 million in debt, recorded net of a $1.2 million debt discount. Acquired lease intangible assets and acquired lease intangible liabilities of $9.3 million and $4.7 million, respectively, were recorded for these acquisitions. The acquisitions in 2007 were accounted for in accordance with the provisions of Statement 141 and their results of operations are included in the consolidated financial statements from the date of acquisition.

4.	Discontinued Operations

The Partnership maintains a conservative capital structure to fund its growth program without compromising its investment-grade ratings. This approach is founded on a self-funding business model which utilizes center “recycling” as a key component and requires ongoing monitoring of each center to ensure that it meets RCLP’s investment standards. This recycling strategy calls for the Partnership to sell non-strategic assets and re-deploy the proceeds into new, high-quality developments and acquisitions that are expected to generate sustainable revenue growth and more attractive returns.

During 2008, the Partnership sold 100% of its ownership interest in seven properties in development and three operating properties for net proceeds of $86.2 million. The combined operating income and gains on sales of these properties and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $17.7 million, $19.3 million, and $28.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS, and are summarized as follows for the years ended December 31, 2008, 2007, and 2006, respectively (in thousands):

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

	2008		2007		2006
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$9,668	17,497	7,940	27,412	9,785	59,181
Less: Income taxes	—	—	85	1,917	—	—

Discontinued operations, net	$9,668	17,497	7,855	25,495	9,785	59,181

5.	Investments in Real Estate Partnerships

The Partnership’s investments in real estate partnerships were $383.4 million and $401.9 million (as restated) at December 31, 2008 and 2007, respectively. Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The difference between the carrying amount of these investments and the underlying equity in net assets was $77.3 million and $58.1 million at December 31, 2008 and 2007, respectively. The net difference is accreted to income over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years.

Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows.

Investments in real estate partnerships are primarily composed of co-investment partnerships where the Partnership invests with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these partnerships, the Partnership receives market-based fees for asset management, property management, leasing, investment, and financing services. During 2008, 2007, and 2006, the Partnership received fees from these co-investment partnerships of $31.7 million, $29.1 million, and $22.1 million, respectively. Investments in real estate partnerships as of December 31, 2008 and 2007 consist of the following (in thousands):

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

	Ownership	2008	2007
			(as restated)
Macquarie CountryWide-Regency (MCWR I)	25.00%	$11,137	15,463
Macquarie CountryWide Direct (MCWR I)	25.00%	3,760	4,061
Macquarie CountryWide-Regency II (MCWR II)	24.95%	197,602	214,450
Macquarie CountryWide-Regency III (MCWR III)	24.95%	623	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	21,924	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	29,704	29,978
Columbia Regency Partners II (Columbia II)	20.00%	12,858	20,326
Cameron Village LLC (Cameron)	30.00%	19,479	20,364
RegCal, LLC (RegCal)	25.00%	13,766	17,113
Regency Retail Partners (the Fund)	20.00%	23,838	13,296
Other investments in real estate partnerships	50.00%	48,717	36,565

Total		$383,408	401,906

Investments in real estate partnerships are reported net of deferred gains of $88.3 million and $69.5 million at December 31, 2008 and 2007, respectively. After applying the Restricted Gain Method as described in Note 1(b) and Note 2, cumulative deferred gains in 2007 have increased by $30.5 million to correct gains from partial sales recorded during the periods 2001 to 2005 and have been noted as restated. Cumulative deferred gain amounts related to each co-investment partnership are described below.

The Partnership co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which the Partnership has ownership interests of 20% (“Columbia” and “Columbia II”) and one in which the Partnership has an ownership interest of 30% (“Cameron”). The Partnership’s investment in the three co-investment partnerships with OPERF totals $62.0 million (as restated) and represents 1.5% of the Partnership’s total assets at December 31, 2008. At December 31, 2008, the Columbia co-investment partnerships had total assets of $762.7 million and net income of $11.0 million and the Partnership’s share of its total assets and net income was $164.8 million and $2.2 million, respectively.

As of December 31, 2008, Columbia owned 14 shopping centers, had total assets of $321.9 million, and net income of $10.2 million for the year ended. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to Columbia. During 2006 to 2008, the Partnership did not sell any properties to Columbia. Since its inception in 2001, the Partnership has recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million. In December 2008, the Partnership earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia’s outperformance of the cumulative NCREIF index since the inception of the partnership and a cumulative hurdle rate as outlined in the partnership agreement.

As of December 31, 2008, Columbia II owned 16 shopping centers, had total assets of $327.5 million, and net income of $1.1 million for the year ended. During 2008, Columbia II purchased one operating property from a third party for a purchase price of $28.5 million and the Partnership contributed $5.7 million for its proportionate share. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to Columbia II. In September 2008, Columbia II acquired three completed development properties from the

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Partnership for a purchase price of $83.4 million, and as a result, the Partnership recognized gain of $9.1 million and deferred gain of $15.7 million. As more thoroughly described in Note 18 to the accompanying consolidated financial statements, the amount of gain previously recorded during September 2008 was subsequently adjusted by a reduction of $10.7 million and the Partnership will file a Form 10Q/A to correct its previous filing. During 2006 and 2007, the Partnership did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Partnership has recognized gain of $9.1 million on partial sales to Columbia II and deferred $15.7 million. During 2008, Columbia II sold one shopping center to an unrelated party for $13.8 million and recognized a gain of approximately $256,000.

As of December 31, 2008, Cameron owned one shopping center, had total assets of $113.3 million, and a net loss of approximately $187,000 for the year ended. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since its inception in 2004, the Partnership has not sold any properties to Cameron.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has a 25% ownership interest. As of December 31, 2008, RegCal owned seven shopping centers, had total assets of $158.1 million, and net income of $5.9 million for the year ended. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to RegCal. During 2006 to 2008, the Partnership did not sell any properties to RegCal. Since its inception in 2004, the Partnership has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million. During 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships, two in which the Partnership has an ownership interest of 25% (collectively “MCWR I”), two in which the Partnership has an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which the Partnership has an ownership interest of 16.35% (“MCWR-DESCO”). The Partnership’s investment in the five co-investment partnerships with MCW totals $235.0 million and represents 5.7% of the Partnership’s total assets at December 31, 2008. At December 31, 2008, the MCW co-investment partnerships had total assets of $3.4 billion and net income of $11.6 million and the Partnership’s share of its total assets and net income was $823.9 million and $2.1 million, respectively.

As of December 31, 2008, MCWR I owned 42 shopping centers, had total assets of $593.9 million, and net income of $11.1 million for the year ended. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain the Partnership recognizes on property sales to MCWR I. During 2006 to 2008, the Partnership did not sell any properties to MCWR I. Since its inception in 2001, the Partnership has recognized gains of $27.5 million on partial sales to MCWR I and deferred gains of $46.9 million. Subsequent to December 31, 2008, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. In January 2009, the Partnership began liquidating the partnership through a DIK, which provides for distributing the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective partnership interest as determined by appraisal. Total value of the properties based on appraisals, net of debt, is estimated to be approximately $482.7 million. The properties which the Partnership receives through the DIK will be recorded at the amount of

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

the carrying value of the Partnership’s equity investment, net of deferred gain. The dissolution is expected to be completed during 2009 subject to required lender consents for ownership transfer.

As of December 31, 2008, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net income of $5.6 million for the year ended. During 2008, MCWR II sold a portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million. At December 31, 2008, the partnership agreement did not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include DIK provisions; therefore, the Partnership will apply the Restricted Gain Method if additional properties are sold to MCWR II in the future. During the period 2006 to 2008, the Partnership did not sell any properties to MCWR II. Since its inception in 2005, the Partnership has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000. In June 2008, the Partnership earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date since the Partnership achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Partnership and amounted to $3.9 million.

As of December 31, 2008, MCWR III owned four shopping centers, had total assets of $67.5 million, and a net loss of approximately $238,000 for the year ended. At December 31, 2008, the partnership agreement did not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include DIK provisions; therefore, the Partnership will apply the Restricted Gain Method if additional properties are sold to MCWR III in the future. Since its inception in 2005, the Partnership has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of December 31, 2008, MCWR-DESCO owned 32 shopping centers, had total assets of $395.6 million and recorded a net loss of $4.9 million for the year ended primarily related to depreciation and amortization expense, but produced positive cash flow from operations. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since its inception in 2007, the Partnership has not sold any properties to MCWR-DESCO.

The Partnership co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Partnership has an ownership interest of 20%. As of December 31, 2008, the Fund owned nine shopping centers, had total assets of $381.2 million, and recorded a net loss of $2.1 million for the year ended. During 2008, the Fund purchased one shopping center from a third party for $93.3 million that included $66.0 million of assumed mortgage debt and the Partnership contributed $18.7 million for the Partnership’s proportionate share of the purchase price. During 2008, the Fund also acquired one property in development from the Partnership for a sales price of $74.5 million and the Partnership recognized a gain of $4.7 million after excluding its ownership interest. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since its inception in 2006, the Partnership has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	December 31, 2008	December 31, 2007
Investment in real estate, net	$4,518,388	4,422,533
Acquired lease intangible assets, net	186,141	197,495
Other assets	158,201	147,525

Total assets	4,862,730	4,767,553

Notes payable (1)	2,792,450	2,719,473
Acquired lease intangible liabilities, net	97,146	86,031
Other liabilities	83,814	83,734
Members’ or Partners’ capital	1,889,320	1,878,315

Total liabilities and capital	$4,862,730	4,767,553

(1)	Includes $12.1 million note payable to the Partnership at December 31, 2007, as discussed in Note 6.

Investments in real estate partnerships had notes payable of $2.8 billion and $2.7 billion as of December 31, 2008 and 2007, respectively, and the Partnership’s proportionate share of these loans was $664.1 million and $653.3 million, respectively. The loans are primarily non-recourse, but for those that are guaranteed by a joint venture, RCLP’s liability does not extend beyond its ownership percentage of the joint venture.

As of December 31, 2008, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	RCLP’s Pro-Rata Share
2009	$4,824	138,800	12,848	156,472	30,382
2010	4,569	695,563	89,333	789,465	195,461
2011	3,632	506,846	—	510,478	126,401
2012	4,327	408,215	—	412,542	91,182
2013	4,105	32,447	—	36,552	8,997
Beyond 5 Years	29,875	849,714	—	879,589	210,174
Unamortized debt premiums, net	—	7,352	—	7,352	1,462

Total	$51,332	2,638,937	102,181	2,792,450	664,059

The revenues and expenses for the investments in real estate partnerships on a combined basis for the years ended December 31, 2008, 2007, and 2006, respectively, are summarized as follows (in thousands):

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

	2008	2007	2006
Total revenues	$488,481	452,068	413,642

Operating expenses:
Depreciation and amortization	182,844	176,597	173,812
Operating and maintenance	70,158	64,917	57,844
General and administrative	9,518	9,893	6,839
Real estate taxes	63,393	53,845	48,983

Total operating expenses	325,913	305,252	287,478

Other expense (income):
Interest expense, net	146,765	135,760	125,378
Gain on sale of real estate	(14,461)	(38,165)	(9,225)
Other income	139	138	162

Total other expense (income)	132,443	97,733	116,315

Net income	$30,125	49,083	9,849

6.	Notes Receivable

The Partnership had notes receivable outstanding of $31.4 million and $44.5 million at December 31, 2008 and 2007, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through November 2014. On January 28, 2008, the Partnership received $12.1 million from the Fund as repayment of a loan with an original maturity date of March 31, 2008 which was provided to facilitate the Partnership’s sale of a shopping center in December 2007. In September 2008, the Partnership recorded a provision for impairment of $1.1 million related to a $3.6 million note receivable.

7.	Acquired Lease Intangibles

The Partnership had acquired lease intangible assets, net of amortization, of $12.9 million and $17.2 million at December 31, 2008 and 2007, respectively, of which $12.5 million and $16.7 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 7.2 years and the aggregate amortization expense recorded for these in-place leases was $4.2 million, $4.3 million, and $3.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Partnership had above-market lease intangible assets, net of amortization, of approximately $442,000 and $555,000 at December 31, 2008 and 2007, respectively. The remaining weighted average amortization period was 4.3 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $113,000, $115,000, and $82,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Partnership had acquired lease intangible liabilities, net of accretion, of $7.9 million and $10.4 million as of December 31, 2008 and 2007, respectively. The remaining weighted average accretion period is 7.1 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was $2.5 million, $2.0 million, and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense	Minimum Rent, Net
2009	$2,092	1,817
2010	2,039	1,008
2011	1,854	747
2012	1,759	700
2013	1,468	639

8.	Income Taxes

The net book basis of the Partnership’s real estate assets exceeds the tax basis by approximately $97.5 million and $161.2 million at December 31, 2008 and 2007, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

The following summarizes the tax status of Regency’s dividends paid during the respective years:

	2008	2007	2006
Dividend per share	$2.90	2.64	2.38
Ordinary income	73%	85%	64%
Capital gain	16%	11%	21%
Return of capital	5%	—	—
Uncaptured Section 1250 gain	6%	4%	15%

Regency Realty Group, Inc. (“RRG”), a wholly-owned subsidiary of RCLP, is a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. RRG is subject to federal and state income taxes and files separate tax returns. Income tax expense is included in other expenses in the accompanying Consolidated Statements of Operations and consists of the following for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Income tax (benefit) expense:
Current	$88	5,669	10,256
Deferred	(1,688)	530	1,516

Total income tax (benefit) expense	$(1,600)	6,199	11,772

Income tax (benefit) expense is included in either other expenses if the related income is from continuing operations or discontinued operations on the Consolidated Statements of Operations as follows for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Income tax (benefit) expense from:
Continuing operations	$(1,600)	4,197	11,772
Discontinued operations	—	2,002	—

Total income tax (benefit) expense	$(1,600)	6,199	11,772

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income of RRG for the years ended December 31, 2008, 2007, and 2006, respectively as follows (in thousands):

	2008	2007	2006
Computed expected tax (benefit) expense	$(2,324)	3,974	4,094
Increase in income tax resulting from state taxes	(197)	443	456
All other items	921	1,782	7,222

Total income tax (benefit) expense	$(1,600)	6,199	11,772

All other items principally represent the tax effect of gains associated with the sale of properties to unconsolidated ventures.

RRG had net deferred tax assets of $17.1 million and $11.6 million (as restated) at December 31, 2008 and 2007, respectively. The majority of the deferred tax assets relate to deferred gains, deferred interest expense, and tax costs capitalized on projects under development. No valuation allowance was provided and the Partnership believes it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

Included in the income tax (benefit) expense disclosed above, the Partnership has approximately $600,000 of state income tax expense for the Texas Gross Margin Tax recorded in other expenses in the accompanying Consolidated Statements of Operations in both 2007 and 2008.

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

During 2008, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2006 and 2007 which should be complete by June 2009. The IRS has not proposed any significant adjustments to the open tax years under audit.

9.	Notes Payable and Unsecured Credit Facilities

The Partnership’s outstanding debt at December 31, 2008 and 2007 consists of the following (in thousands):

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

	2008	2007
Notes payable:
Fixed rate mortgage loans	$235,150	196,915
Variable rate mortgage loans	5,130	5,821
Fixed rate unsecured loans	1,597,624	1,597,239

Total notes payable	1,837,904	1,799,975
Unsecured credit facilities	297,667	208,000

Total	$2,135,571	2,007,975

During 2008, the Partnership placed a $62.5 million mortgage loan on a property. The loan has a nine-year term and is interest only at an all-in coupon rate of 6.0% (or 230 basis points over an interpolated 9-year US Treasury).

On March 5, 2008, RCLP entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Partnership with a $341.5 million, three-year term loan facility (the “Term Facility”). The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at the Partnership’s discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 3.330% at December 31, 2008 and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility were used to reduce the balance on the unsecured line of credit (the “Line”). The balance on the Term Facility was $227.7 million at December 31, 2008.

During 2007, RCLP completed the sale of $400.0 million of ten-year senior unsecured notes. The 5.875% notes are due June 15, 2017 and were priced at 99.527% to yield 5.938%. The net proceeds were used to reduce the unsecured line of credit (the “Line”).

On February 12, 2007, RCLP entered into a new loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term with a one-year extension at the Partnership’s option and a current interest rate of LIBOR plus 40 basis points subject to maintaining corporate credit and senior unsecured ratings at BBB+.

Contractual interest rates were 1.338% and 5.425% at December 31, 2008 and 2007, respectively, based on LIBOR plus 40 basis points and LIBOR plus 55 basis points, respectively. The balance on the Line was $70.0 million and $208.0 million at December 31, 2008 and 2007, respectively.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), RCLP has $941.5 million of total capacity and the spread paid is dependent upon the Partnership maintaining specific investment-grade ratings. The Partnership is also required to comply with certain financial covenants such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of December 31, 2008, the Partnership is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest, and mature over various terms through 2018, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. The Partnership intends to repay mortgage loans at maturity with proceeds from the Unsecured credit facilities. Fixed interest rates on mortgage notes payable range from 5.22% to 8.95% and average 6.32%. As of December 31, 2008, the Partnership had one variable rate mortgage loan with an interest rate equal to LIBOR plus 100 basis points maturing in 2009.

As of December 31, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities [a]	Total
2009	4,832	8,077	50,000	62,909
2010	4,880	17,043	160,000	181,923
2011	4,744	11,276	537,667	553,687
2012	5,027	—	250,000	255,027
2013	4,712	16,353	—	21,065
Beyond 5 Years	13,897	150,159	900,000	1,064,056
Unamortized debt discounts, net	—	(719)	(2,377)	(3,096)

Total	$38,092	202,189	1,895,290	2,135,571

[a]	Includes unsecured public debt and Unsecured credit facilities

10.	Derivative Financial Instruments

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

All interest rate swaps qualify for hedge accounting under Statement 133 as cash flow hedges. Realized losses associated with the swaps settled in 2004 and 2005 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in Accumulated other comprehensive loss in the accompanying Consolidated Statements Changes in Partners’ Capital and Comprehensive Income (Loss). Unrealized gains or losses will not be amortized until such time that the probable debt issuances are completed in 2010 and 2011 as long as the swaps continue to qualify for hedge accounting. The unamortized balance of the realized losses is being amortized as additional interest expense over the original ten year terms of the hedged loans. The adjustment to interest expense recorded in 2008, 2007, and 2006 related to previously settled swaps is $1.3 million and the unamortized balance at December 31, 2008 and 2007 is $7.8 million and $9.1 million, respectively.

Terms and conditions for the outstanding derivative financial instruments designated as cash flow hedges as of December 31, 2008 were as follows (dollars in thousands):

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(21,604)
100,000	5.415%	09/15/20	(20,251)
98,350	5.399%	01/15/20	(21,625)
100,000	5.415%	09/15/20	(20,211)

$396,700			$(83,691)

The Partnership has $428.3 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 8.07%, which includes $400.0 million of unsecured long-term debt. During 2006 the Partnership entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. The Partnership designated these Swaps as cash flow hedges to fix the future interest rates on $400.0 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of December 31, 2008 is reflected as a liability of $83.7 million in the Partnership’s accompanying Consolidated Balance Sheets. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive loss in the accompanying consolidated financial statements. To the extent that future 10-year treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new issuances. In the case of $196.7 million of the Swaps, RCLP continues to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. In the case of $200.0 million of the Swaps, RCLP continues to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. The Partnership continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, RCLP’s current credit ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Partnership expects that it will successfully issue new secured or unsecured debt to fund its obligations. However, in the current environment, interest rates on new issuances are expected to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issues above that of maturing debt would result in additional annual interest expense of $4.3 million in addition to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

11.	Fair Value Measurements

Derivative Financial Instruments

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. To comply with the provisions of Statement 157, the Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.

As of December 31, 2008 the Partnership’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilties (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial instruments	$(83,691)	—	(86,542)	2,851

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated financial statements.

Notes Payable

The carrying value of the Partnership’s variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit markets, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on the estimates used by the Partnership, the fair value of notes payable and the Unsecured credit facilities was approximately $1.3 billion and $1.5 billion at December 31, 2008 and 2007.

Minority Interests

As of December 31, 2008 and 2007, Regency had 468,211 and 473,611 redeemable OP Units outstanding, respectively. The redemption value of the redeemable OP Units is based on the closing market price of Regency’s common stock, which was $46.70 and $64.49 per share as of December 31, 2008 and 2007, respectively, an aggregated redemption value of $21.9 million and $30.5 million, respectively.

At December 31, 2008, the Partnership held a majority interest in four consolidated entities with specified termination dates through 2049. The minority owners’ interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of minority interests in entities with specified termination dates was approximately $9.5 million and $10.2 million at December 31, 2008 and 2007, respectively. Their related carrying value was $6.3 million and $5.7 million as of December 31, 2008 and 2007, respectively which is recorded in limited partners’ interest in consolidated partnerships in the accompanying Consolidated Balance Sheets.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

12.	Regency’s Stockholders’ Equity and Partners’ Capital

Preferred Units

At December 31, 2008 and 2007, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of December 31, 2008 and 2007 are summarized as follows:

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

Units of General Partner and Regency Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose. Terms and conditions of the three series of Preferred stock outstanding as of December 31, 2008 are summarized as follows:

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

Regency Common Stock

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

At December 31, 2008 and 2007, 75,634,881 and 75,168,662 common shares had been issued, respectively. The carrying values of the Common stock were $756,349 and $751,687 with a par value of $.01 and were recorded on the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.

13.	Stock-Based Compensation

The Partnership recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 as follows, the components of which are further described below (in thousands):

	2008	2007	2006
Restricted stock	$8,193	17,725	16,584
Stock options	988	1,024	960
Directors’ fees paid in common stock	375	389	406

Total	$9,556	19,138	17,950

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments in accordance with Statement 123(R). During 2008, compensation expense declined as a result of the Partnership reducing estimated payout amounts related to incentive compensation tied directly to Partnership performance. The Partnership recorded a cumulative adjustment during 2008 of $12.7 million relating to this change in estimate of which $4.1 million had been previously capitalized. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three years ended December 31, 2008, 2007, and 2006 compensation expense of approximately $3.6 million, $7.6 million, and $6.9 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At December 31, 2008, there were approximately 2.3 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form (“Black-Scholes”) option valuation model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data and other factors to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. No stock options were granted during 2008. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted in the respective year:

	2007	2006
Per share weighted average value	$8.27	8.35
Expected dividend yield	3.0%	3.8%
Risk-free interest rate	4.7%	4.9%
Expected volatility	19.8%	20.0%
Expected term in years	2.4	2.1

The following table reports stock option activity during the year ended December 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2007	717,561	$50.05
Less: Exercised	129,381	44.88
Less: Forfeited	3,207	51.36
Less: Expired	10,946	48.07

Outstanding - December 31, 2008	574,027	$51.24	4.9	(2,606)

Vested and expected to vest - December 31, 2008	574,027	$51.24	4.9	(2,606)

Exercisable - December 31, 2008	394,007	$50.20	4.3	(1,379)

The weighted-average grant price for stock options granted during the years 2007 and 2006 was $88.49 and $70.98, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2.3 million, $20.2 million, and $17.3 million, respectively. As of December 31, 2008, there was approximately $88,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan all of which is expected to be recognized in 2009. The Company received cash proceeds for stock option

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

exercises of $1.0 million, $2.4 million, and $6.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the year ended December 31, 2008:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2007	392,534	$6.04
Less: Forfeited	3,207	5.90
Less: 2008 Vesting	209,307	5.95

Non-vested at December 31, 2008	180,020	$6.04

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

•

Performance-based vesting grants are earned subject to future performance measurements, which include individual goals, annual growth in earnings, compounded three-year growth in earnings, and a three-year total shareholder return peer comparison (“TSR Grant”). Once the performance criteria are met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The following table reports non-vested restricted stock activity during the year ended December 31, 2008:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2007	622,751		$65.15
Add: Granted	245,843		63.76
Less: Vested and Distributed	221,213		55.80
Less: Forfeited	138,608		71.91

Non-vested at December 31, 2008	508,773	$23,760	$66.19

The weighted-average grant price for restricted stock granted during the years 2008, 2007, and 2006 was $63.76, $84.52 and $63.75, respectively. The total intrinsic value of restricted stock vested during the years ended December 31, 2008, 2007, and 2006 was $23.8 million, $29.7 million and $26.3 million, respectively. As of December 31, 2008, there was $16.4 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in general partner preferred and common units of the accompanying Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income (Loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2012. The Company issues new restricted stock from its authorized shares available at the date of grant.

The Company maintains a 401 (k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $3,700 of their eligible compensation, is fully vested and funded as of December 31, 2008. Costs related to the matching portion of the plan were approximately $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

14.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three years ended December 31, 2008, 2007, and 2006, respectively (in thousands except per unit data):

	2008	2007	2006
Numerator:
Income from continuing operations	$113,655	175,676	156,146
Discontinued operations	27,165	33,350	68,966

Net income	140,820	209,026	225,112
Less: Preferred unit distributions	23,400	23,400	23,400

Net income for common unit holders	117,420	185,626	201,712
Less: Dividends paid on unvested restricted stock	733	842	978

Net income for common units holders - basic	116,687	184,784	200,734
Add: Dividends paid on Treasury Method restricted stock	—	49	164

Net income for common unit holders – diluted	$116,687	184,833	200,898

Denominator:
Weighted average common units outstanding for basic EPU	70,048	69,540	68,979
Incremental units to be issued under common stock options and unvested restricted stock	84	244	395

Weighted average common units outstanding for diluted EPU	70,132	69,784	69,374

Income per common unit – basic
Income from continuing operations	$1.28	2.18	1.91
Discontinued operations	0.38	0.47	1.00

Net income for common unit holders per unit	$1.66	2.65	2.91

Income per common unit – diluted
Income from continuing operations	$1.28	2.18	1.90
Discontinued operations	0.38	0.47	0.99

Net income for common unit holders per unit	$1.66	2.65	2.89

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

15.	Operating Leases

Future minimum rents under non-cancelable operating leases as of December 31, 2008, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants’ sales volume, are as follows (in thousands):

Year Ending December 31,	Amount
2009	$320,707
2010	301,027
2011	264,606
2012	221,395
2013	177,638
Thereafter	1,067,278

Total	$2,352,651

The shopping centers’ tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented more than 6% of the Partnership’s annualized future minimum rents.

The Partnership has shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to RCLP to construct and/or operate a shopping center. Ground leases expire through 2085 and in most cases provide for renewal options. In addition, the Partnership has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through 2017 and in most cases provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2008 (in thousands):

Year Ending December 31,	Amount
2009	$7,261
2010	7,303
2011	7,336
2012	6,921
2013	6,725
Thereafter	67,345

Total	$102,891

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

16.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations, or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $3.2 million, all of which has been reserved in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

17.	Restructuring Charges

In November 2008, the Partnership announced a restructuring plan designed to further align employee headcount with the Partnership’s projected workload. As a result, the Partnership recorded restructuring charges of $2.4 million for employee severance and benefits related to employee reductions across various functional areas in general and administrative expenses in the accompanying Consolidated Statements of Operations. The restructuring charges included severance benefits for 50 employees with no future service requirement and were completed by January 2009 using cash from operations. The charges for the year ended December 31, 2008 associated with the restructuring program are as follows:

	Total Restructuring Charge	2008 Payments	Accrual at December 31, 2008	Due within 12 months
Severance	2,086	1,040	1,046	1,046
Health insurance	150	—	150	150
Placement services	187	136	51	51

Total	2,423	1,176	1,247	1,247

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

18.	Summary of Quarterly Financial Data (Unaudited)

The following table sets forth selected Quarterly Financial Data for RCLP on a historical basis as of and for each of the quarters and years ended December 31, 2008 and 2007 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations. As previously disclosed in the Partnership’s Current Report on Form 8-K dated March 12, 2009, Regency’s Audit Committee determined on March 12, 2009, after discussions with management, that the Partnership’s previously-issued consolidated financial statements as of and for the quarter and nine months ended September 30, 2008 should no longer be relied upon because of an error in the Partnership’s calculation of the gain on the sale of properties to certain co-investment partnerships. Such error came to light as a result of the determination that for certain of the Partnership’s co-investment partnerships, the in-kind liquidation provisions contained within such co-investment partnership agreements constitute in-substance call/put options, a form of continuing involvement under Statement 66. As a result, the Partnership has reevaluated its accounting policy for such sales and has adopted a Restricted Gain Method of gain recognition, as described more fully in Note 1(b), which considers the Partnership’s ability to receive property previously sold to a co-investment partnership upon liquidation. The revised method of recognizing gain on sale of properties to co-investment partnerships with in-kind liquidation provisions has been applied in the preparation of the accompanying consolidated financial statements. As a result, in the financial data presented below, the Partnership restated its reported gains on sales of properties in the quarter and nine months ended September 30, 2008 and reduced net income for those periods by $10.7 million or $.15 per unit as detailed below. The Partnership also recorded a correction to previously reported assets ($28.2 million reduction) and partners’ capital ($28.2 million reduction) in the 2006 opening consolidated balance sheet related to the cumulative correction of gains reported as described in the note below. There was also no effect on the operating, financing or investing cash flows in the accompanying Consolidated Statements of cash flows for any quarter of any year previously presented.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

	First Quarter	Second Quarter	Third Quarter			Fourth Quarter
2008:			Reported	Adj.	Restated
Operating Data:
Revenues as originally reported	$119,648	123,381	122,798	—	122,798	137,562
Reclassified to discontinued operations	(4,143)	(3,406)	(2,419)	—	(2,419)	—

Adjusted Revenues	$115,505	119,975	120,379	—	120,379	137,562

Operating expenses as originally reported	$68,824	68,287	70,154	—	70,154	75,519
Reclassified to discontinued operations	(2,401)	(2,090)	(1,229)	—	(1,229)	—

Adjusted Operating expenses	$66,423	66,197	68,925	—	68,925	75,519

Other expenses as originally reported	$20,320	23,453	(1,606)	10,716	9,110	54,410
Reclassified to discontinued operations	—	—	—	—	—	—

Adjusted Other expenses	$20,320	23,453	(1,606)	10,716	9,110	54,410

Minority interest of limited partners	$(257)	(225)	(122)	—	(122)	(97)

Equity in income of investments in real estate partnerships	$2,635	1,122	1,817	—	1,817	(282)

Income from continuing operations as originally reported	$32,882	32,538	55,945	(10,716)	45,229	7,254
Reclassified to discontinued operations	(1,742)	(1,316)	(1,190)	—	(1,190)	—

Adjusted Income from continuing operations	$31,140	31,222	54,755	(10,716)	44,039	7,254

Income from discontinued operations as originally reported	$(100)	5,424	4,849	—	4,849	12,744
Reclassified to discontinued operations	1,742	1,316	1,190	—	1,190	—

Adjusted Income from discontinued operations	$1,642	6,740	6,039	—	6,039	12,744

Net income	$32,782	37,962	60,794	(10,716)	50,078	19,998

Preferred unit distributions	$(5,850)	(5,850)	(5,850)	—	(5,850)	(5,850)

Net income for common unit holders	$26,932	32,112	54,944	(10,716)	44,228	14,148

Net income per unit:
Basic	$0.38	0.45	0.78	(0.15)	0.63	0.20

Diluted	$0.38	0.45	0.78	(0.15)	0.63	0.20

Balance Sheet Data:
Total assets (a)	$4,167,473	4,248,030	4,192,880	(10,716)	4,182,164
Total debt	$2,108,500	2,194,662	2,137,007	—	2,137,007
Total liabilities	$2,277,344	2,371,115	2,313,813	—	2,313,813
General partner’s capital (a)	$1,566,000	1,553,560	1,563,143	(10,645)	1,552,498
Limited partners’ capital (a)	$9,911	9,835	9,844	(71)	9,773

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

2007:	First Quarter	Second Quarter	Third Quarter Quarter	Fourth Quarter
Operating Data:
Revenues as originally reported	$106,715	108,760	116,980	119,796
Reclassified to discontinued operations	(3,882)	(3,888)	(4,028)	(3,871)

Adjusted Revenues	$102,833	104,872	112,952	115,925

Operating expenses as originally reported	$58,755	61,065	63,611	73,672
Reclassified to discontinued operations	(2,364)	(2,275)	(2,321)	(2,308)

Adjusted Operating expenses	$56,391	58,790	61,290	71,364

Other expenses as originally reported	$(6,256)	16,862	15,023	4,649
Reclassified to discontinued operations	(110)	6	—	—

Adjusted Other expenses	$(6,366)	16,868	15,023	4,649

Minority interest of limited partners	$(278)	(238)	(241)	(233)

Equity in income of investments in real estate partnerships	$3,788	780	1,677	11,848

Income from continuing operations as originally reported	$57,726	31,375	39,782	53,090
Reclassified to discontinued operations	(1,408)	(1,619)	(1,707)	(1,563)

Adjusted Income from continuing operations	$56,318	29,756	38,075	51,527

Income from discontinued operations as originally reported	$740	19,272	3,339	3,702
Reclassified to discontinued operations	1,408	1,619	1,707	1,563

Adjusted Income from discontinued operations	$2,148	20,891	5,046	5,265

Net income	$58,466	50,647	43,121	56,792

Preferred unit distributions	$(5,850)	(5,850)	(5,850)	(5,850)

Net income for common unit holders	$52,616	44,797	37,271	50,942

Net income per unit:
Basic	$0.75	0.64	0.53	0.73

Diluted	$0.75	0.64	0.53	0.73

Balance Sheet Data (as restated):
Total assets (a)	$3,748,695	3,961,573	4,064,846
Total debt	$1,674,932	1,840,524	1,952,030
Total liabilities	$1,837,702	2,032,833	2,159,333
General partner’s capital (a)	$1,568,367	1,574,813	1,574,487
Limited partners’ capital (a)	$14,654	13,428	10,354

(a)

The balance sheet data reflects cumulative prior period adjustments from such balance sheets as previously filed in each respective Form 10-Q recorded to defer reported gains associated with sales of properties to and reverse recognition of previously deferred gains on subsequent sales to third parties from DIK-JVs in 2005 and prior. As a result of this adjustment, total assets decreased $28.2 million, general partner’s capital decreased $27.6 million, and limited partners’ capital decreased approximatley $620,000 as of the end of each quarter presented.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

19.	Subsequent Events

Subsequent to December 31, 2008, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. See Note 5 for further discussion.

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
Shopping Centers (a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
4S Commons Town Center	28,009	32,692	5,889	30,760	35,830	—	66,590	3,832	62,758	62,500
Alden Bridge	12,937	10,146	1,976	13,810	11,249	—	25,059	3,508	21,551	—
Anthem Highlands Shopping Ctr	8,643	11,981	—	8,643	11,981	—	20,624	765	19,859	—
Anthem Marketplace	6,846	13,563	1	6,714	13,696	—	20,410	2,597	17,813	—
Ashburn Farm Market Center	9,869	4,747	31	9,835	4,812	—	14,647	1,851	12,796	—
Ashford Place	2,804	9,944	(299)	2,584	9,865	—	12,449	3,855	8,594	3,089
Atascocita Center	1,008	2,237	7,031	3,997	6,279	—	10,276	1,164	9,112	—
Augusta Center	5,141	2,438	283	5,142	2,720	—	7,862	180	7,682	—
Aventura Shopping Center	2,751	9,318	1,141	2,751	10,459	—	13,210	7,410	5,800	—
Beckett Commons	1,625	5,845	5,115	1,625	10,960	—	12,585	2,723	9,862	—
Belleview Square	8,132	8,610	1,146	8,132	9,756	—	17,888	1,951	15,937	8,716
Beneva Village Shops	2,484	8,851	1,311	2,484	10,162	—	12,646	2,925	9,721	—
Berkshire Commons	2,295	8,151	1,400	2,295	9,551	—	11,846	3,689	8,157	—
Bethany Park Place	4,605	5,792	607	4,290	6,714	—	11,004	3,164	7,840	—
Bloomingdale Square	3,862	14,101	889	3,940	14,912	—	18,852	4,497	14,355	—
Blossom Valley	7,804	10,321	622	7,804	10,943	—	18,747	2,879	15,868	—
Boulevard Center	3,659	9,658	1,129	3,659	10,787	—	14,446	2,950	11,496	—
Boynton Lakes Plaza	2,783	10,043	1,038	2,628	11,236	—	13,864	3,412	10,452	—
Briarcliff La Vista	694	2,463	829	694	3,292	—	3,986	1,577	2,409	—
Briarcliff Village	4,597	16,304	8,532	4,597	24,836	—	29,433	9,869	19,564	—
Buckhead Court	1,738	6,163	948	1,417	7,432	—	8,849	3,177	5,672	—
Buckley Square	2,970	5,126	852	2,970	5,978	—	8,948	1,829	7,119	—
Cambridge Square	792	2,916	1,413	774	4,347	—	5,121	1,492	3,629	—
Carmel Commons	2,466	8,903	3,645	2,466	12,548	—	15,014	3,953	11,061	—
Carriage Gate	741	2,495	2,571	833	4,974	—	5,807	2,747	3,060	—
Chapel Hill Centre	3,932	3,897	—	3,932	3,897	—	7,829	104	7,725	—
Chasewood Plaza	1,675	11,391	12,375	4,612	20,829	—	25,441	9,154	16,287	—
Cherry Grove	3,533	12,710	3,152	3,533	15,862	—	19,395	4,426	14,969	—
Cheshire Station	10,182	8,443	(385)	9,896	8,344	—	18,240	3,760	14,480	—
Clayton Valley Shopping Center	22,826	31,423	5,362	24,189	35,422	—	59,611	4,722	54,889	—
Clovis Commons	11,097	22,699	9,996	11,100	32,692	—	43,792	2,537	41,255	—
Cochran’S Crossing	13,154	10,066	2,249	13,154	12,315	—	25,469	3,711	21,758	—
Cooper Street	2,079	10,682	(2,788)	—	—	9,973	9,973	—	9,973	—
Corkscrew Village	7,436	8,904	71	8,407	8,004	—	16,411	504	15,907	9,291
Costa Verde Center	12,740	25,261	1,607	12,740	26,868	—	39,608	8,191	31,417	—
Courtyard Shopping Center	1,762	4,187	(78)	5,867	4	—	5,871	—	5,871	—
Cromwell Square	1,772	6,285	659	1,772	6,944	—	8,716	2,684	6,032	—
Delk Spectrum	2,985	11,049	952	2,985	12,001	—	14,986	3,445	11,541	—
Diablo Plaza	5,300	7,536	645	5,300	8,181	—	13,481	2,227	11,254	—
Dickson Tn	675	1,568	—	675	1,568	—	2,243	361	1,882	—
Dunwoody Hall	1,819	6,451	5,836	2,529	11,577	—	14,106	4,255	9,851	—
Dunwoody Village	2,326	7,216	9,734	3,342	15,934	—	19,276	5,843	13,433	—
East Pointe	1,868	6,743	308	1,730	7,189	—	8,919	2,432	6,487	—
East Port Plaza	3,257	11,611	(1,560)	3,257	10,051	—	13,308	2,416	10,892	—
East Towne Center	2,957	4,881	57	2,957	4,938	—	7,895	1,245	6,650	—
El Camino Shopping Center	7,600	10,852	686	7,600	11,538	—	19,138	3,173	15,965	—
El Norte Pkwy Plaza	2,834	6,332	1,038	2,834	7,370	—	10,204	2,071	8,133	—
Encina Grande	5,040	10,379	1,193	5,040	11,572	—	16,612	3,080	13,532	—
Fairfax Shopping Center	15,193	11,260	153	15,239	11,367	—	26,606	1,413	25,193	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
Shopping Centers (a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
Fenton Marketplace	3,020	10,153	(2,365)	2,298	8,510	—	10,808	1,918	8,890	—
Fleming Island	3,077	6,292	5,295	3,077	11,587	—	14,664	2,964	11,700	1,848
Fort Bend Center	6,966	4,197	(5,394)	2,594	3,175	—	5,769	1,348	4,421	—
Fortuna	8,336	6,898	(13,209)	2,025	—	—	2,025	—	2,025	—
Frankfort Crossing Shpg Ctr	8,325	6,067	1,090	7,417	8,065	—	15,482	2,610	12,872	—
French Valley Village Center	11,792	16,919	69	11,924	16,856	—	28,780	2,131	26,649	—
Friars Mission Center	6,660	27,277	744	6,660	28,021	—	34,681	6,947	27,734	792
Gardens Square	2,074	7,615	720	2,136	8,273	—	10,409	2,476	7,933	—
Garner Towne Square	5,591	19,897	1,969	5,591	21,866	—	27,457	5,700	21,757	—
Gateway Shopping Center	51,719	4,545	3,535	52,665	7,134	—	59,799	3,349	56,450	20,060
Gelson’S Westlake Market Plaza	2,332	8,316	3,662	3,157	11,153	—	14,310	2,003	12,307	—
Glenwood Village	1,194	4,235	1,146	1,194	5,381	—	6,575	2,224	4,351	—
Greenwood Springs	2,720	3,043	16	2,720	3,059	—	5,779	483	5,296	—
Hancock	8,232	24,249	4,011	8,232	28,260	—	36,492	7,824	28,668	—
Harding Place	545	567	(464)	26	622	—	648	44	604	—
Harpeth Village Fieldstone	2,284	5,559	3,884	2,284	9,443	—	11,727	2,613	9,114	—
Hasley Canyon Village	6,163	6,569	1,094	6,180	7,646	—	13,826	1,424	12,402	—
Heritage Land	12,390	—	—	12,390	—	—	12,390	—	12,390	—
Heritage Plaza	—	23,676	2,421	—	26,097	—	26,097	7,264	18,833	—
Hershey	7	807	1	7	808	—	815	166	649	—
Hillcrest Village	1,600	1,798	111	1,600	1,909	—	3,509	484	3,025	—
Hillsboro Mervyn’S	12,483	5,957	—	—	—	18,440	18,440	—	18,440	—
Hinsdale	4,218	15,040	3,185	5,734	16,709	—	22,443	4,562	17,881	—
Horton’S Corner	3,137	2,779	—	3,137	2,779	—	5,916	25	5,891	—
Hyde Park	9,240	33,340	7,134	9,809	39,905	—	49,714	12,235	37,479	—
Inglewood Plaza	1,300	1,862	297	1,300	2,159	—	3,459	605	2,854	—
Keller Town Center	2,294	12,239	602	2,294	12,841	—	15,135	3,258	11,877	—
Kingsdale Shopping Center	3,867	14,020	1,005	—	—	18,892	18,892	—	18,892	—
Kleinwood Ii	3,569	5,015	(762)	2,985	4,837	—	7,822	344	7,478	—
Kroger New Albany Center	2,770	6,379	1,294	3,844	6,599	—	10,443	2,622	7,821	5,130
Lake Pine Plaza	2,008	6,909	723	2,008	7,632	—	9,640	2,117	7,523	—
Lebanon/Legacy Center	3,906	7,391	490	3,913	7,874	—	11,787	2,337	9,450	—
Legacy West	1,770	—	—	1,770	—	—	1,770	—	1,770	—
Littleton Square	2,030	8,255	604	2,030	8,859	—	10,889	2,214	8,675	—
Lloyd King Center	1,779	8,855	1,205	1,779	10,060	—	11,839	2,720	9,119	—
Loehmanns Plaza	3,982	14,118	4,570	3,983	18,687	—	22,670	6,360	16,310	—
Loehmanns Plaza California	5,420	8,679	771	5,420	9,450	—	14,870	2,576	12,294	—
Loveland Shopping Center	157	—	—	157	—	—	157	—	157	—
Lynnwood - H-Mart	7,644	1,957	31	—	—	9,632	9,632	—	9,632	—
Macarthur Park Repurchase	1,930	—	(1,058)	872	—	—	872	—	872	—
Market At Opitz Crossing	9,902	8,339	909	9,902	9,248	—	19,150	2,659	16,491	11,710
Market At Preston Forest	4,400	10,753	692	4,400	11,445	—	15,845	2,742	13,103	—
Market At Round Rock	2,000	9,676	(2,166)	—	—	9,510	9,510	—	9,510	—
Marketplace At Briargate	1,625	4,289	677	1,706	4,885	—	6,591	314	6,277	—
Marketplace Shopping Center	1,287	4,663	846	1,287	5,509	—	6,796	1,933	4,863	—
Martin Downs Town Center	1,364	4,985	202	1,364	5,187	—	6,551	1,609	4,942	—
Martin Downs Village Center	2,000	5,133	4,447	2,438	9,142	—	11,580	4,815	6,765	—
Martin Downs Village Shoppes	700	1,208	3,874	817	4,965	—	5,782	2,076	3,706	—
Maxtown Road (Northgate)	1,753	6,244	424	1,769	6,652	—	8,421	1,922	6,499	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
Shopping Centers (a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
Maynard Crossing	4,066	14,084	1,507	4,066	15,591	—	19,657	4,318	15,339	—
Merrimack Shopping Center	7,819	2,499	—	7,819	2,499	—	10,318	844	9,474	—
Millhopper Shopping Center	1,073	3,594	1,764	1,073	5,358	—	6,431	3,569	2,862	—
Mockingbird Common	3,000	9,676	1,052	3,000	10,728	—	13,728	3,023	10,705	—
Monument Jackson Creek	2,999	6,476	289	2,999	6,765	—	9,764	2,486	7,278	—
Morningside Plaza	4,300	13,120	831	4,300	13,951	—	18,251	3,600	14,651	—
Murrayhill Marketplace	2,600	15,753	2,718	2,670	18,401	—	21,071	5,239	15,832	8,239
Naples Walk	16,377	15,000	350	18,173	13,554	—	31,727	779	30,948	17,621
Nashboro Village	1,824	7,168	510	1,824	7,678	—	9,502	1,892	7,610	—
Newberry Square	2,341	8,467	1,754	2,412	10,150	—	12,562	4,786	7,776	—
Newland Center	12,500	12,221	(1,524)	12,500	10,697	—	23,197	3,346	19,851	—
North Hills	4,900	18,972	802	4,900	19,774	—	24,674	4,894	19,780	5,085
Northgate Square	3,688	9,951	64	5,011	8,692	—	13,703	491	13,212	6,545
Northlake Village	2,662	9,685	1,599	2,662	11,284	—	13,946	2,620	11,326	—
Oakbrook Plaza	4,000	6,366	302	4,000	6,668	—	10,668	1,931	8,737	—
Old St Augustine Plaza	2,047	7,355	4,371	2,368	11,405	—	13,773	3,662	10,111	—
Orangeburg & Central	2,067	2,355	33	2,071	2,384	—	4,455	110	4,345	—
Paces Ferry Plaza	2,812	9,968	2,671	2,812	12,639	—	15,451	4,718	10,733	—
Panther Creek	14,414	12,079	2,669	14,414	14,748	—	29,162	4,475	24,687	9,842
Park Place Shopping Center	2,232	7,974	(2,947)	2,232	5,027	—	7,259	2,819	4,440	—
Peartree Village	5,197	8,733	11,013	5,197	19,746	—	24,943	6,120	18,823	10,307
Phenix Crossing	1,544	—	—	1,544	—	—	1,544	—	1,544	—
Pike Creek	5,077	18,860	1,868	5,153	20,652	—	25,805	6,052	19,753	—
Pima Crossing	5,800	24,892	3,251	5,800	28,143	—	33,943	7,190	26,753	—
Pine Lake Village	6,300	10,522	469	6,300	10,991	—	17,291	2,711	14,580	—
Pine Tree Plaza	539	1,996	4,353	668	6,220	—	6,888	1,725	5,163	—
Plaza Hermosa	4,200	9,370	739	4,200	10,109	—	14,309	2,564	11,745	—
Powell Street Plaza	8,248	29,279	1,437	8,248	30,716	—	38,964	5,466	33,498	—
Powers Ferry Square	3,608	12,791	5,253	3,687	17,965	—	21,652	6,833	14,819	—
Powers Ferry Village	1,191	4,224	448	1,191	4,672	—	5,863	1,790	4,073	2,449
Prairie City Crossing	3,944	11,258	1,994	4,164	13,032	—	17,196	2,554	14,642	—
Preston Park	6,400	46,896	7,921	6,400	54,817	—	61,217	14,366	46,851	—
Prestonbrook	4,704	10,762	225	7,069	8,622	—	15,691	3,405	12,286	—
Prestonwood Park	8,077	14,938	(6,604)	7,399	9,012	—	16,411	4,204	12,207	—
Regency Commons	3,917	3,584	32	3,917	3,616	—	7,533	628	6,905	—
Regency Square	578	18,157	11,226	4,770	25,191	—	29,961	14,117	15,844	—
Rivermont Station	2,887	10,445	203	2,887	10,648	—	13,535	3,127	10,408	—
Rockwall Town Center	4,438	5,140	—	4,438	5,140	—	9,578	679	8,899	—
Rona Plaza	1,500	4,356	561	1,500	4,917	—	6,417	1,271	5,146	—
Russell Ridge	2,153	—	6,984	2,234	6,903	—	9,137	2,548	6,589	5,387
Sammamish-Highlands	9,300	7,553	522	9,300	8,075	—	17,375	2,055	15,320	—
San Leandro Plaza	1,300	7,891	335	1,300	8,226	—	9,526	2,187	7,339	—
Santa Ana Downtown Plaza	4,240	7,319	1,195	4,240	8,514	—	12,754	2,556	10,198	—
Sequoia Station	9,100	17,900	456	9,100	18,356	—	27,456	4,608	22,848	—
Sherwood Crossroads	2,731	3,612	2,748	2,731	6,360	—	9,091	1,062	8,029	—
Sherwood Market Center	3,475	15,898	464	3,475	16,362	—	19,837	4,310	15,527	—
Shiloh Springs	4,968	7,859	4,608	5,739	11,696	—	17,435	5,565	11,870	—
Shoppes At Mason	1,577	5,358	327	1,577	5,685	—	7,262	1,576	5,686	—
Shoppes Of Grande Oak	5,569	5,900	(393)	5,091	5,985	—	11,076	1,946	9,130	—

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Total Cost				Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgages
Shopping Centers (a)	Land	Building & Improvements		Land	Building & Improvements	Properties held for Sale	Total
Shops At Arizona	3,293	2,320	693	3,063	3,243	—	6,306	827	5,479	—
Shops At County Center	9,766	10,863	597	9,957	11,269	—	21,226	975	20,251	—
Shops At John’S Creek	1,863	2,015	(1)	1,863	2,014	—	3,877	316	3,561	—
Shops Of Santa Barbara	9,477	1,331	—	9,477	1,331	—	10,808	1,497	9,311	—
Signature Plaza	2,055	4,159	80	2,396	3,898	—	6,294	855	5,439	—
South Lowry Square	3,420	9,934	525	3,434	10,445	—	13,879	2,685	11,194	—
South Mountain	934	—	(788)	146	—	—	146	—	146	—
Southcenter	1,300	12,251	499	1,300	12,750	—	14,050	3,226	10,824	—
Southpoint Crossing	4,399	11,116	1,132	4,412	12,235	—	16,647	3,182	13,465	—
Starke	71	1,674	9	71	1,683	—	1,754	342	1,412	—
Sterling Ridge	12,846	10,085	2,077	12,846	12,162	—	25,008	3,659	21,349	—
Strawflower Village	4,060	7,233	851	4,060	8,084	—	12,144	2,185	9,959	—
Stroh Ranch	4,138	7,111	1,220	4,280	8,189	—	12,469	2,955	9,514	—
Sunnyside 205	1,200	8,703	756	1,200	9,459	—	10,659	2,484	8,175	—
Tanasbourne Market	3,269	10,861	—	3,269	10,861	—	14,130	377	13,753	—
Tassajara Crossing	8,560	14,900	564	8,560	15,464	—	24,024	3,856	20,168	—
Thomas Lake	6,000	10,302	326	6,000	10,628	—	16,628	2,773	13,855	—
Town Square	438	1,555	7,022	883	8,132	—	9,015	2,506	6,509	—
Trace Crossing	4,356	4,896	(8,973)	279	—	—	279	—	279	—
Trophy Club	2,595	10,467	556	2,595	11,023	—	13,618	2,671	10,947	—
Twin City Plaza	17,174	44,849	(553)	17,245	44,225	—	61,470	3,669	57,801	43,647
Twin Peaks	5,200	25,120	707	5,200	25,827	—	31,027	6,476	24,551	—
Valencia Crossroads	17,913	17,357	310	17,921	17,659	—	35,580	6,218	29,362	—
Ventura Village	4,300	6,351	297	4,300	6,648	—	10,948	1,728	9,220	—
Village Center	3,885	10,799	3,332	3,885	14,131	—	18,016	4,595	13,421	—
Vista Village Iv	2,281	2,712	59	2,287	2,765	—	5,052	420	4,632	—
Walker Center	3,840	6,418	814	3,840	7,232	—	11,072	1,924	9,148	—
Welleby Plaza	1,496	5,372	2,415	1,496	7,787	—	9,283	3,592	5,691	—
Wellington Town Square	1,914	7,198	5,060	2,041	12,131	—	14,172	3,365	10,807	—
West Park Plaza	5,840	4,992	767	5,840	5,759	—	11,599	1,435	10,164	—
Westbrook Commons	3,366	11,928	(177)	3,366	11,751	—	15,117	2,809	12,308	—
Westchase	4,390	9,119	66	5,302	8,273	—	13,575	444	13,131	8,743
Westchester Plaza	1,857	6,456	1,116	1,857	7,572	—	9,429	2,753	6,676	—
Westlake Plaza And Center	7,043	25,744	1,451	7,043	27,195	—	34,238	7,586	26,652	—
Westridge Village	9,516	10,789	621	9,529	11,397	—	20,926	2,495	18,431	—
White Oak - Dover, De	2,147	2,927	139	2,144	3,069	—	5,213	1,901	3,312	—
Willa Springs	2,004	9,267	212	2,144	9,339	—	11,483	2,351	9,132	—
Windmiller Plaza Phase I	2,620	11,191	2,068	2,638	13,241	—	15,879	3,746	12,133	—
Woodcroft Shopping Center	1,419	5,212	1,072	1,419	6,284	—	7,703	2,145	5,558	—
Woodman Van Nuys	5,500	6,835	360	5,500	7,195	—	12,695	1,968	10,727	—
Woodmen Plaza	6,014	10,078	2,547	7,621	11,018	—	18,639	5,123	13,516	—
Woodside Central	3,500	8,846	439	3,499	9,286	—	12,785	2,336	10,449	—
Properties In Development	—	—	1,078,685	(200)	1,078,885	—	1,078,685	11,561	1,067,124	—

	934,401	1,780,990	1,327,096	923,062	3,052,978	66,447	4,042,487	554,595	3,487,892	241,001

(a)	See Item 2. Properties for geographic location and year acquired.

(b)	The negative balance for costs capitalized subsequent to acquisiton could include out-parcels sold, provision for impairment recorded and development transfers subsequent to the initial costs.

REGENCY CENTERS, L.P.

Combined Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

Depreciation and amortization of the Partnership’s investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Buildings and improvements up to 40 years

The aggregate cost for Federal income tax purposes was approximately $3.4 billion at December 31, 2008.

The changes in total real estate assets for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Balance, beginning of year	$3,965,285	3,467,543	3,229,816
Developed or acquired properties	365,267	545,814	426,583
Improvements	15,995	18,022	16,876
Sale of properties	(202,758)	(66,094)	(179,624)
Properties held for sale	(66,447)	—	(25,608)
Provision for impairment	(34,855)	—	(500)

Balance, end of year	$4,042,487	3,965,285	3,467,543

The changes in accumulated depreciation for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Balance, beginning of year	$497,498	427,389	380,613
Depreciation for year	88,509	76,069	71,847
Sale of properties	(19,771)	(5,960)	(20,907)
Accumulated depreciation related to properties held for sale	(11,641)	—	(4,164)

Balance, end of year	$554,595	497,498	427,389

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Consideration of Controls over Property Sales to Co-Investment Partnerships

As a result of the error correction and restatement described in Note 2 to the accompanying Notes to the Consolidated Financial Statements, the Partnership re-evaluated the effectiveness of internal controls related to accounting for gains on property sales to co-investment partnerships prior to the filing of this Form 10-K. As part of the re-evaluation, we considered the internal controls necessary to effectively ensure that complex business transactions are properly accounted for under generally accepted accounting principles (GAAP). Relevant internal controls should ensure that:

•	Complex business transactions and provisions are identified.

•	Appropriate personnel discuss important accounting matters.

•	Relevant GAAP is identified, including any significant guidance changes.

•	Professional judgment is exercised in applying GAAP to complex business transactions.

•	Professional judgment is evaluated objectively by the Audit Committee.

The Partnership identified internal controls related to gains on sales to co-investment partnerships and re-evaluated the effectiveness of those controls in achieving the objectives noted above. The controls identified include:

•

Appropriate accounting personnel review co-investment partnership agreements prior to execution and amendments thereafter and property sales and distributions from co-investment partnerships to identify accounting implications.

•	Accounting personnel communicate with senior management to identify all relevant matters.

•	Experienced accounting personnel review GAAP to identify relevant guidance.

•	Management reviews GAAP guidance internally to determine how to appropriately account for complex transactions.

•	After internal discussions, management consults with appropriate accounting and legal experts, determines the appropriate application of GAAP and prepares financial statements.

•

Senior management communicates to the Audit Committee any significant changes in accounting policies as a result of new transactions or changes in GAAP. The Committee reviews management’s assessment and concurs, if in agreement. Any differences in assessment would be re-evaluated by management and resubmitted to the Committee.

After re-evaluating the design and operating effectiveness of the controls noted above, management has determined that we have effective internal controls to ensure that complex business transactions are properly accounted for under GAAP. Management has determined that the restatement of quarterly financial information and cumulative balance sheet information as described in Note 18 does not indicate a material weakness in our internal control over financial reporting. Management has determined the restatement was the result of a misinterpretation of relevant guidance in an area where clear guidance is not available and no consensus on accounting treatment has been established among accounting or industry experts. Therefore, the Partnership applied its judgment based on the best information available.

In evaluating the gain treatment, the Partnership properly identified provisions with significant accounting implications; identified relevant GAAP, including SFAS No. 66; discussed important accounting matters with internal personnel, and accounting and legal experts; and exercised professional judgment in applying GAAP to the partial gains on property sales to co-investment partnerships.

The Partnership has concluded that the controls noted above provide reasonable assurance that GAAP will be applied appropriately to future complex business transactions.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

In connection with the preparation of the year-end financial statements, management updated its policies and procedures to implement the Restricted Gain Method as described in Note 1(b) to the accompanying Notes to the Consolidated Financial Statements. The Restricted Gain Method ensures maximum gain deferral on property sales to certain co-investment partnership with distribution-in-kind provisions upon liquidation. The policy and procedure updates consist of new procedures and end user computing applications for the calculation of gain, and monitoring for distributions-in-kind and compliance with the new policies.

Other than described above, there have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Audit Committee, Independence, Financial Experts. Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act. Information concerning filings under Section 16(a) of the Exchange Act by the directors or executive officers of Regency is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

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

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2)
Equity compensation plans approved by security holders	574,027	$51.24
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	574,027	$51.24

(1)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.

(2)

Regency’s Long Term Omnibus Plan, as amended and approved by stockholders at Regency’s 2003 annual meeting, provides for the issuance of up to 5.0 million shares of common stock or stock options for stock compensation; however, outstanding unvested grants plus vested but unexercised options cannot exceed 12% of Regency’s outstanding common stock and common stock equivalents (excluding options and other stock equivalents outstanding under the plan). The plan permits the grant of any type of share-based award but limits restricted stock awards, stock rights awards, performance shares, dividend equivalents settled in stock and other forms of stock grants to 2.75 million shares, of which 779,715 shares were available at December 31, 2008 for future issuance.

Information about security ownership is incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to Regency’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers, L.P. 2007 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

(b)	Exhibits:

3.	Articles of Incorporation and Bylaws

(a)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P.

(b)	Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., as amended (incorporated by reference to Exhibit 10(l) of Regency Centers Corporation’s Form 10-K filed March 12, 2004).

(i)	Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. relating to 6.70% Series 5 Cumulative Redeemable Preferred Units, effective as of July 28, 2005 (incorporated by reference to Exhibit 3.3 to Regency Centers Corporation Form 8-K filed August 1, 2005).

(ii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.45% Series 3 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

(iii)	Amended and Restated Amendment dated January 1, 2008 to Fourth Amended and Restated Agreement of Limited Partnership Relating to 7.25% Series 4 Cumulative Redeemable Preferred Units (incorporated by reference to Exhibit 10.1 of Regency Centers, L.P.’s Form 8-K filed January 7, 2008).

4. (a)	See Exhibit 3(b) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(b)	Indenture dated March 9, 1999 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Regency Centers, L.P., No. 333-72899).

(c)	Indenture dated December 5, 2001 between Regency Centers, L.P., the guarantors named therein and First Union National Bank, as trustee (incorporated by referenced to Exhibit 4.4 of Form 8-K of Regency Centers, L.P. filed December 10, 2001, File No. 0-24763).

(i)	First Supplemental Indenture dated as of June 5, 2007 among Regency Centers, L.P., Regency as guarantor and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Regency Centers, L.P.’s Form 8-K filed June 5, 2007).

(d)	Indenture dated July 18, 2005 between Regency Centers, L.P., the guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by referenced to Exhibit 4.1 of Form S-4 of Regency Centers, L.P. filed August 5, 2005, No. 333-127274).

10.	Material Contracts

(a)	Second Amended and Restated Credit Agreement dated as of February 9, 2007 by and among Regency Centers, L.P., Regency, each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Regency Centers Corporation Form 10-Q filed May 9, 2007).

(i)	First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 8, 2008).

(b)	Credit Agreement dated as of March 5, 2008 by and among Regency Centers, L.P., Regency, each of the financial institutions party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 8, 2008).

(c)	Amended and Restated Limited Liability Company Agreement of Macquarie CountryWide-Regency II, LLC dated as of June 1, 2005 by and among Regency Centers, L.P., Macquarie CountryWide (US) No. 2 LLC, Macquarie-Regency Management, LLC, Macquarie CountryWide (US) No. 2 Corporation and Macquarie CountryWide Management Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q of Regency Centers Corporation filed August 8, 2005).

(d)	Purchase Agreement and Amendment to Amended and Restated Limited Liability Agreement relating to Macquarie CountryWide-Regency II, L.L.C. dated as of January 13, 2006 among Macquarie CountryWide (U.S.) No. 2 LLC, Regency Centers, L.P., and Macquarie-Regency Management, LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q of Regency Centers Corporation filed May 8, 2006).

(e)	Limited Partnership Agreement dated as of December 21, 2006 of RRP Operating, LP (incorporated by reference to Exhibit 10(u) to Form 10-K of Regency Centers Corporation filed February 27, 2007).

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Rule 15d-14 Certification of Chief Executive Officer.

31.2	Rule 15d-14 Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS, L.P.

March 17, 2009	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2009	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer

March 17, 2009	/s/ Mary Lou Fiala
Mary Lou Fiala, Vice Chairman and Chief Operating Officer

March 17, 2009	/s/ Brian M. Smith
Brian M. Smith, President, Managing Director, and Chief Investment Officer

March 17, 2009	/s/ Bruce M. Johnson
Bruce M. Johnson, Executive Vice President, Managing Director, Chief Financial Officer (Principal Financial Officer), and Director

March 17, 2009	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President, Secretary, and Treasurer (Principal Accounting Officer)

March 17, 2009	/s/ Raymond L. Bank
Raymond L. Bank, Director

March 17, 2009	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

March 17, 2009	/s/ A. R. Carpenter
A. R. Carpenter, Director

March 17, 2009	/s/ J. Dix Druce
J. Dix Druce, Director

March 17, 2009	/s/ Douglas S. Luke
Douglas S. Luke, Director

March 17, 2009	/s/ John C. Schweitzer
John C. Schweitzer, Director

March 17, 2009	/s/ Thomas G. Wattles
Thomas G. Wattles, Director

March 17, 2009	/s/ Terry N. Worrell
Terry N. Worrell, Director