Form 10-K/A
period 2008-12-31
REGENCY CENTERS LP
filed 2009-03-31
CIK 1066247

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) to incorporate into the Form 10-K the unaudited combined financial statements of Regency Retail Partners, a significant fifty percent-or-less owned person accounted for by the equity method by the Registrant, which is required to be filed by the Securities and Exchange Commission (“SEC”) pursuant to Rule 3-09 of Regulation S-X. The financial statements of Regency Retail Partners were not available at the time the Registrant filed its Form 10-K on March 17, 2009.

Since the Registrant has amended the Form 10-K as described above, a currently-dated consent from KPMG LLP has been provided, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the filing of the financial statements under Rule 3-09 of Regulation S-X, revised consent, and revised certifications, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

	(a)	Financial Statements and Financial Statement Schedules:

Regency Centers, L.P. 2008 financial statements and financial statement schedule, together with the report of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data. (1)

	(b)	Exhibits:

3.	Articles of Incorporation and Bylaws

	(a)	Fourth Amended and Restated Certificate of Limited Partnership of Regency Centers, L.P. (1)

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

4.	(a)	See Exhibit 3(b) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

(1)	Filed on March 17, 2009 as an exhibit to Form 10-K for the year ended December 31, 2008.

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

21.	Subsidiaries of the Registrant. (1)

23.	Consent of KPMG LLP. (2)

31.1	Rule 15d-14 Certification of Chief Executive Officer. (2)

31.2	Rule 15d-14 Certification of Chief Financial Officer. (2)

32.1	Section 1350 Certification of Chief Executive Officer. (2)

32.2	Section 1350 Certification of Chief Financial Officer. (2)

99.	Financial Statements of Regency Retail Partners. (2)

(1)	Filed on March 17, 2009 as an exhibit to Form 10-K for the year ended December 31, 2008.
(2)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY CENTERS, L.P

	By:	REGENCY CENTERS CORPORATION General Partner

March 31, 2009	/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr., Chairman of the Board and Chief Executive Officer