Form 10-Q/A
period 2008-09-30
REGENCY CENTERS LP
filed 2009-04-27
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q/A

Amendment No. 1

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

(Check One):	Large accelerated filer	☒	Accelerated filer	☐

	Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Explanatory Note

As previously disclosed, after seeking guidance from the staff of the Securities and Exchange Commission (“SEC”) regarding an accounting matter for which there was no clear interpretive authority, Regency Centers Corporation and its operating partnership, Regency Centers, L.P., have adopted a more restrictive method of deferred gain recognition (“Restricted Gain Method”) on partial sales of properties to co-investment partnerships that provide for a distribution-in-kind (“DIK”) of assets upon liquidation (“DIK-JV”). This more restrictive method of recognizing deferred gains will be applied retrospectively from the inception of the co-investment partnerships. As a result, on March 12, 2009, our Audit Committee concluded that our previously filed financial statements for the third quarter of fiscal year 2008 should no longer be relied upon and that prior periods should also be restated to reflect this more restrictive method of deferred gain recognition. Such other prior periods are restated where discussed in this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) and in our recently filed Form 10-K for fiscal year 2008.

Historically, we previously recognized gains from sales to co-investment partnerships to the extent of the percentage interest sold and deferred gains to the extent of our ownership interest in the co-investment partnerships. We also previously recognized any remaining deferred gain as equity in income of investments in real estate partnerships when a property was sold by a co-investment partnership to a third party. This policy will no longer be applied to any DIK-JV.

Under the Restricted Gain Method, for purposes of gain deferral, we now consider the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, we perform a hypothetical DIK liquidation assuming that we would choose only those properties that we had sold to the DIK-JV in an amount equivalent to our capital account. For purposes of calculating the gain to be deferred, we assume that we will select properties upon a DIK liquidation that generated the highest gain to us when originally sold to the DIK-JV. The DIK deferred gain is calculated whenever a property is sold to the DIK-JV by us. During the years when there are no property sales, the DIK deferred gain is not recalculated. Because of the contingency associated with the possibility of receiving a particular property back upon liquidation, which forms the basis of the Restricted Gain Method, is not satisfied at the property level, but at the aggregate level, no gain or loss is recognized on property sold by the DIK-JV to a third party or received by us upon actual dissolution. Instead, the property received upon actual dissolution is recorded at our historical cost investment in the DIK-JV, reduced by the deferred gain.

This Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, initially filed with the SEC on November 10, 2008 (“Original Filing”), is being filed to reflect restatements of (i) our Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 and (ii) our Consolidated Statements of Operations and Changes in Partners’ Capital and Comprehensive Income (Loss) for the period ended September 30, 2008, and the notes related thereto. There was no effect on our Consolidated Statements of Operations for the three and nine months ended September 30, 2007 or total operating, investing, and financing activities on our Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 or 2007. For a more detailed description of these restatements, see Note 2, “Restatement of Consolidated Financial Statements” to our consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

1

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which has been previously filed and any reports filed with the SEC subsequent to the date of this filing.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to September 30, 2008.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(in thousands, except unit data)

	2008	2007
	(unaudited and as restated)	(as restated)
Assets
Real estate investments at cost:
Land	$939,851	968,859
Buildings and improvements	2,023,322	2,090,497

	2,963,173	3,059,356
Less: accumulated depreciation	545,979	497,498

	2,417,194	2,561,858
Properties in development	1,075,796	905,929
Operating properties held for sale	33,538	—
Investments in real estate partnerships	387,009	401,906

Net real estate investments	3,913,537	3,869,693

Cash and cash equivalents	25,777	18,668
Notes receivable	55,264	44,543
Tenant receivables, net of allowance for uncollectible accounts of $1,692 and $2,482 at September 30, 2008 and December 31, 2007, respectively	73,936	75,441
Deferred costs, less accumulated amortization of $49,165 and $43,470 at September 30, 2008 and December 31, 2007, respectively	58,289	52,784
Acquired lease intangible assets, less accumulated amortization of $10,891 and $7,362 at September 30, 2008 and December 31, 2007, respectively	13,698	17,228
Other assets	41,663	36,416

	$4,182,164	4,114,773

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$1,839,340	1,799,975
Unsecured credit facilities	297,667	208,000
Accounts payable and other liabilities	156,530	164,479
Acquired lease intangible liabilities, less accumulated accretion of $8,319 and $6,371 at September 30, 2008 and December 31, 2007, respectively	8,407	10,354
Tenants’ security and escrow deposits	11,869	11,436

Total liabilities	2,313,813	2,194,244

Limited partners’ interest in consolidated partnerships	8,221	18,392

Commitments and contingencies

Partners’ Capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at September 30, 2008 and December 31, 2007	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at September 30, 2008, liquidation preference $25; 3,000,000 and 800,000 units issued and outstanding at December 31, 2007 with liquidation preferences of $25 and $250 per unit, respectively	275,000	275,000
General partner; 70,000,398 and 69,638,637 units outstanding at September 30, 2008 and December 31, 2007, respectively	1,552,498	1,586,683
Limited partners; 468,211 and 473,611 units outstanding at September 30, 2008 and December 31, 2007, respectively	9,773	10,212
Accumulated other comprehensive income (loss)	(26,299)	(18,916)

Total partners’ capital	1,860,130	1,902,137

	$4,182,164	4,114,773

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended September 30, 2008 and 2007

(in thousands, except per unit data)

(unaudited)

	2008	2007
	(as restated)
Revenues:
Minimum rent	$86,809	79,218
Percentage rent	631	889
Recoveries from tenants and other income	27,612	23,804
Management, acquisition and other fees	7,746	10,789

Total revenues	122,798	114,700

Operating expenses:
Depreciation and amortization	27,130	23,787
Operating and maintenance	15,162	13,424
General and administrative	9,494	12,159
Real estate taxes	12,757	11,381
Other expenses	5,611	1,625

Total operating expenses	70,154	62,376

Other expense (income):
Interest expense, net of interest income of $1,408 and $840 in 2008 and 2007, respectively	22,683	20,515
Gain on sale of operating properties and properties in development	(14,685)	(5,492)
Provision for loss	1,112	—

Total other expense (income)	9,110	15,023

Income before minority interests and equity in income (loss) of investments in real estate partnerships	43,534	37,301

Minority interest of limited partners	(122)	(241)
Equity in income of investments in real estate partnerships	1,817	1,677

Income from continuing operations	45,229	38,737

Discontinued operations, net:
Operating income from discontinued operations	902	1,222
Gain on sale of operating properties and properties in development	3,947	3,162

Income from discontinued operations	4,849	4,384

Net income	50,078	43,121

Preferred unit distributions	(5,850)	(5,850)

Net income for common unit holders	$44,228	37,271

Income per common unit—basic:
Continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common unit holders per unit	$0.63	0.53

Income per common unit—diluted:
Continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common unit holders per unit	$0.63	0.53

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the nine months ended September 30, 2008 and 2007

(in thousands, except per unit data)

(unaudited)

	2008	2007
	(as restated)
Revenues:
Minimum rent	$256,451	231,156
Percentage rent	1,712	1,965
Recoveries from tenants and other income	76,009	67,977
Management, acquisition and other fees	28,159	24,667

Total revenues	362,331	325,765

Operating expenses:
Depreciation and amortization	78,709	66,191
Operating and maintenance	44,950	38,998
General and administrative	36,770	37,363
Real estate taxes	37,683	33,852
Other expenses	7,077	3,346

Total operating expenses	205,189	179,750

Other expense (income):
Interest expense, net of interest income of $2,945 and $2,370 in 2008 and 2007, respectively	68,673	60,215
Gain on sale of operating properties and properties in development	(17,620)	(34,586)
Provision for loss	1,828	—

Total other expense (income)	52,881	25,629

Income before minority interests and equity in income of investments in real estate partnerships	104,261	120,386

Minority interest of limited partners	(603)	(757)
Equity in income of investments in real estate partnerships	5,574	6,245

Income from continuing operations	109,232	125,874

Discontinued operations, net:
Operating income from discontinued operations	2,821	4,326
Gain on sale of operating properties and properties in development	8,771	22,035

Income from discontinued operations	11,592	26,361

Net income	120,824	152,235

Preferred unit distributions	(17,550)	(17,550)

Net income for common unit holders	$103,274	134,685

Income per common unit—basic:
Continuing operations	$1.30	1.55
Discontinued operations	0.17	0.38

Net income for common unit holders per unit	$1.47	1.93

Income per common unit—diluted:
Continuing operations	$1.30	1.54
Discontinued operations	0.16	0.38

Net income for common unit holders per unit	$1.46	1.92

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss)

For the nine months ended September 30, 2008

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2007, as previously reported	$49,158	1,889,302	10,832	(18,916)	1,930,376
Restatement adjustments	—	(27,619)	(620)	—	(28,239)

Balance at December 31, 2007, as restated	49,158	1,861,683	10,212	(18,916)	1,902,137
Comprehensive income
Net income	2,794	117,244	786	—	120,824
Amortization of loss on derivative instruments	—	—	—	978	978
Change in fair value of derivative instruments	—	—	—	(8,361)	(8,361)

Total comprehensive income					113,441
Distributions to partners	—	(151,883)	(1,024)	—	(152,907)
Preferred unit distribution	(2,794)	(14,756)	—	—	(17,550)
Regency Restricted Stock issued, net of amortization	—	13,091	—	—	13,091
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	1,918	—	—	1,918
Common Units exchanged for common stock of Regency	—	232	(232)	—	—
Reallocation of limited partners’ interest	—	(31)	31	—	—

Balance at September 30, 2008, as restated	$49,158	1,827,498	9,773	(26,299)	1,860,130

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
	(as restated)
Cash flows from operating activities:
Net income	$120,824	152,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,932	67,916
Deferred loan cost and debt premium amortization	3,165	2,612
Stock-based compensation, net of capitalization	8,833	8,921
Minority interest of limited partners	603	757
Equity in income of investments in real estate partnerships	(5,574)	(6,245)
Net gain on sale of properties	(26,390)	(56,622)
Provision for loss	1,828	—
Distribution of earnings from operations of investments in real estate partnerships	25,862	24,043
Changes in assets and liabilities:
Tenant receivables	1,314	346
Deferred leasing costs	(4,715)	(5,531)
Other assets	(9,119)	(20,950)
Accounts payable and other liabilities	(8,542)	5,620
Above and below market lease intangibles, net	(1,861)	(1,332)
Tenants’ security and escrow deposits	509	255

Net cash provided by operating activities	186,669	172,025

Cash flows from investing activities:
Acquisition of operating real estate	—	(63,117)
Development of real estate including acquisition of land	(342,457)	(477,193)
Proceeds from sale of real estate investments	200,357	211,024
Collection of notes receivable	27,787	530
Investments in real estate partnerships	(40,969)	(34,476)
Distributions received from investments in real estate partnerships	28,549	11,065

Net cash used in investing activities	(126,733)	(352,167)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common Stock issued by Regency	1,017	2,372
Distributions to limited partners in consolidated partnerships, net	(13,705)	(4,120)
Distributions paid to preferred unit holders	(17,550)	(11,700)
Cash distributions to partners	(149,605)	(135,757)
Proceeds from issuance of fixed rate unsecured notes, net	—	398,108
Proceeds from (repayment of) unsecured credit facilities, net	89,667	(11,000)
Proceeds from notes payable	62,500	—
Repayment of notes payable	(19,722)	(49,243)
Scheduled principal payments	(3,516)	(3,318)
Payment of loan costs	(1,913)	(5,675)

Net cash (used in) provided by financing activities	(52,827)	179,667

Net increase (decrease) in cash and cash equivalents	7,109	(475)

Cash and cash equivalents at beginning of the period	18,668	34,046

Cash and cash equivalents at end of the period	$25,777	33,571

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $28,847 and $26,070 in 2008 and 2007, respectively)	$76,427	66,232

Preferred unit and stock distribution declared and not paid	$—	5,850

Supplemental disclosure of non-cash transactions:

Regency common stock issued for partnership units exchanged	$232	8,241

Mortgage loans assumed for the acquisition of real estate, at fair value	$—	42,272

Real estate contributed as investments in real estate partnerships	$6,825	5,318

Notes receivable taken in connection with sales of properties in development and out-parcels	$39,619	879

Change in fair value of derivative instrument	$(8,361)	(5,693)

Common stock issued by Regency for dividend reinvestment plan	$3,302	3,117

Stock-based compensation capitalized	$5,294	5,674

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

Under the Restricted Gain Method, for purposes of gain deferral, the Partnership considers the aggregate pool of properties sold into the DIK-JV as well as the aggregate pool of properties which will be distributed in the DIK process. As a result, upon the sale of properties to a DIK-JV, the Partnership performs a hypothetical DIK liquidation assuming that it would choose only those properties that it has sold to the DIK-JV in an amount equivalent to its capital account. For purposes of calculating the gain to be deferred, the Partnership assumes that it will select properties upon a DIK liquidation that generated the highest gain to the Partnership when originally sold to the DIK-JV. The DIK deferred gain is calculated whenever a property is sold to the DIK-JV by the Partnership. During the years when there are no property sales, the DIK deferred gain is not recalculated.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and direct employee costs incurred during the period of development.

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, the Partnership had capitalized pre-development costs of $22.6 million and $22.7 million, respectively, of which $9.2 million and $10.8 million, respectively, were refundable deposits. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2008 and 2007, the Partnership expensed pre-development costs of $4.6 million and $3.0 million, respectively.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

The Partnership calculates earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted earnings per unit reflects the conversion of obligations and the assumed exercises of securities including the effects of units issuable under the Company’s share-based payment arrangements, if dilutive. See Note 13 for the calculation of earnings per unit (“EPU”).

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

The Partnership recognizes stock-based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” (“Statement 123(R)”) which requires companies to measure the cost of stock-based compensation based on the grant-date fair value of the award. The cost of the stock-based compensation is expensed over the vesting period. See Note 12 for further discussion.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

In assessing the hedges, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 9 and 10 for further discussion.

(l)	Regency’s Redeemable Minority Interests

EITF D-98 “Classification and Measurement of Redeemable Securities,” clarifies Rule 5-02.28 of Regulation S-X and requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder; or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Minority interest in the operating partnership is classified as exchangeable operating partnership units (“OP Units”) in Regency’s Consolidated Balance Sheets. The holders may redeem these OP Units for a like number of shares of common stock of Regency or cash, at Regency’s discretion. See Note 10 for further discussion.

(m)	Financial Instruments with Characteristics of Both Liabilities and Equity

The Partnership accounts for minority interest in consolidated entities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement 150”) which requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of the entities. See Note 10 for further discussion.

(n)	Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Partnership adopted SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

•	Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3—Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 was effective and adopted by the Partnership on January 1, 2008; however, the Partnership did not elect to measure any other financial statement items at fair value. See Note 10 for all fair value measurements of assets and liabilities made on a recurring and nonrecurring basis.

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

2.	Restatement of Consolidated Financial Statements

As described further in Note 1(b), certain of the Partnership’s co-investment partnership agreements contain unilateral DIK provisions. Such provisions constitute in-substance call/put options on properties sold to co-investment partnerships with unilateral DIK provisions and are a form of continuing involvement under Statement 66. As a result, the Partnership has adopted and applied the Restricted Gain Method, which maximizes gain deferral on partial sales of real estate to DIK-JVs. The Partnership previously recognized gains from such sales to all co-investment partnerships to the extent of the percentage interest sold and deferred gains to the extent of the Partnership’s ownership interest in the co-investment partnerships.

The Partnership also previously recognized any remaining deferred gain as equity in income of investments in real estate partnerships when a property was sold by a co-investment partnership to a third party. This policy will no longer be applied to any DIK-JV. Instead, the property received upon dissolution will be recorded at the Partnership’s investment in the DIK-JV, reduced

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

by the deferred gain. The Partnership sold properties to DIK-JVs during the three months ended September 30, 2008 and the years 2001 to 2005. The Partnership did not sell any properties to DIK-JVs during 2007 or 2006.

The Partnership’s December 31, 2007 accompanying Consolidated Balance Sheet has been corrected to reflect the cumulative adjustments associated with the application of the Restricted Gain Method for years prior to 2006; accordingly, its investments in real estate partnerships has been decreased by $31.0 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, limited partners’ capital has been decreased by approximately $620,000, and general partners’ capital has been decreased by $27.6 million. The Partnership’s January 1, 2008 opening balance of general partner preferred and common units and limited partners’ capital have been restated in the accompanying Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss) by $28.2 million related to additional gain deferrals on partial sales to DIK-JVs of $27.7 million, net of tax, and the reversal of gains of approximately $511,000 associated with subsequent DIK-JV property sales to third parties to reflect the retrospective application of the Restricted Gain Method.

The Partnership restated the gains reported in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2008 by a reduction of $10.7 million, or $.15 per diluted share related to three partial sales to a DIK-JV that occurred in September 2008. As a result of the restatement, net income, as previously reported of $60.8 million and $131.5 million has been restated to $50.1 million and $120.8 million for the three and nine months ended September 30, 2008, respectively. In addition to the December 31, 2007 balance sheet restatement described above, investments in real estate partnerships in the accompanying Consolidated Balance Sheet as of September 30, 2008 were also restated by a reduction of $10.7 million related to the three partial sales to a DIK-JV that occurred in September 2008. There was no effect on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2007 or total operating, investing, and financing activities on the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 or 2007.

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

	For the three months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$902	3,946	1,223	3,162
Less: Income taxes	—	—	—	—

Discontinued operations, net	$902	3,946	1,223	3,162

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

	For the nine months ended
	2008		2007
	Operating Income	Gain on sale of Properties	Operating Income	Gain on sale of Properties
Operations and gain	$2,821	8,770	4,326	22,035
Less: Income taxes	—	—	—	—

Discontinued operations, net	$2,821	8,770	4,326	22,035

5.	Investments in Real Estate Partnerships

The Partnership’s investments in real estate partnerships were $387.0 million and $401.9 million at September 30, 2008 and December 31, 2007, respectively (both as restated). Net income or loss from these partnerships, which includes all operating results and gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The difference between the carrying amount of these investments and the underlying equity in net assets was $75.7 million and $58.1 million at September 30, 2008 and December 31, 2007, respectively. This net difference is accreted to equity in income of investments in real estate partnerships over the expected useful lives of the properties and other intangible assets which range in lives from 10 to 40 years.

Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

Investments in real estate partnerships are comprised primarily of joint ventures with three unrelated co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to the Partnership earning its pro-rata share of net income or loss in each of the partnerships, these partnerships pay the Partnership fees for asset management, property management, leasing, investment, and financing services. During the three months ended September 30, 2008 and 2007, the Partnership recorded fees from these co-investment partnerships of $7.7 million and $10.7 million, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership recorded fees from these co-investment partnerships of $27.8 million and $24.4 million, respectively.

Investments in real estate partnerships as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	Ownership	2008	2007
		(as restated)	(as restated)
Macquarie CountryWide-Regency (MCWR I)	25.00%	$13,648	15,463
Macquarie CountryWide Direct (MCWR I)	25.00%	4,163	4,061
Macquarie CountryWide-Regency II (MCWR II)	24.95%	200,244	214,450
Macquarie CountryWide-Regency III (MCWR III)	24.95%	622	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	26,609	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	29,190	29,978
Columbia Regency Partners II (Columbia II)	20.00%	12,786	20,326
Cameron Village LLC (Cameron)	30.00%	19,539	20,364
RegCal, LLC (RegCal)	25.00%	15,079	17,113
Regency Retail Partners (the Fund)	20.00%	16,954	13,296
Other investments in real estate partnerships	50.00%	48,175	36,565

Total		$387,009	401,906

Investments in real estate partnerships are reported net of deferred gains of $85.2 million and $69.5 million at December 31, 2008 and 2007, respectively. After applying the Restricted Gain Method as described in Note 1(b) and Note 2, cumulative deferred gains in 2007 have increased by $30.5 million to correct gains from partial sales recorded during the periods 2001 to 2005 and have been noted as restated. Cumulative deferred gain amounts related to each co-investment partnership are described below.

The Partnership co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which the Partnership has ownership interests of 20% (“Columbia” and “Columbia II”) and one in which the Partnership has an ownership interest of 30% (“Cameron”). The Partnership’s investment in the three co-investment partnerships with OPERF totals $61.5 million and represents 1.5% of the Partnership’s total assets at September 30, 2008. At September 30, 2008, the Columbia co-investment partnerships had total assets of $751.3 million and net income of $9.2 million for the nine months ended and the Partnership’s share of its total assets and net income was $162.4 million and $1.8 million, respectively.

As of September 30, 2008, Columbia owned 14 shopping centers, had total assets of $320.9 million, and net income of $8.1 million for the nine months ended. The Partnership has a

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to Columbia. During the nine months ended 2008 and 2007, the Partnership did not sell any properties to Columbia. Since its inception in 2001, the Partnership has recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million.

As of September 30, 2008, Columbia II owned 16 shopping centers, had total assets of $317.6 million, and net income of $1.0 million for the nine months ended. In September 2008, Columbia II purchased one operating property from a third party for a purchase price of $28.5 million and the Partnership contributed $5.7 million for its proportionate share. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to Columbia II. In September 2008, Columbia II acquired three completed development properties from the Partnership for a purchase price of $83.4 million, and as a result, the Partnership recognized gain of $9.1 million and deferred gain of $15.7 million (both as restated). As more thoroughly described in Note 2 to the accompanying consolidated financial statements, the amount of gain previously recorded during September 2008 was subsequently adjusted by a reduction of $10.6 million. During 2007, the Partnership did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Partnership has recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million (both as restated). During the nine months ended 2008, Columbia II sold one shopping center to an unrelated party for $13.8 million and recognized a gain of approximately $256,000.

As of September 30, 2008, Cameron owned one shopping center, had total assets of $112.8 million, and a net income of approximately $34,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since its inception in 2004, the Partnership has not sold any properties to Cameron.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has a 25% ownership interest. As of September 30, 2008, RegCal owned seven shopping centers, had total assets of $159.4 million, and net income of $5.6 million for the nine months ended. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to RegCal. During the nine months ended 2008 and 2007, the Partnership did not sell any properties to RegCal. Since its inception in 2004, the Partnership has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million. During the nine months ended 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships two in which the Partnership has an ownership interest of 25% (collectively “MCWR I”), two in which the Partnership has an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which the Partnership has an ownership interest of 16.35% (“MCWR-DESCO”). The Partnership’s investment in the five co-investment partnerships with MCW totals $245.3 million and represents 5.9% of the Partnership’s total assets at September 30, 2008. At September 30, 2008, the five co-investment partnerships had total assets of $3.5 billion and net income of $9.3 million and the Partnership’s share of the co-investment partnerships’ total assets and net income was $830.3 million and $1.2 million, respectively.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

As of September 30, 2008, MCWR I owned 42 shopping centers, had total assets of $599.3 million, and net income of $8.3 million for the nine months ended. The Partnership has a unilateral DIK right to liquidate the partnership; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain the Partnership recognizes on property sales to MCWR I. During the nine months ended 2008 and 2007, the Partnership did not sell any properties to MCWR I. Since its inception in 2001, the Partnership has recognized gains of $27.5 million on partial sales to MCWR I and deferred gains of $46.9 million.

As of September 30, 2008, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net income of $5.4 million for the nine months ended. During the nine months ended 2008, MCWR II sold a portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. During the nine months ended 2008 and 2007, the Partnership did not sell any properties to MCWR II. Since its inception in 2005, the Partnership has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000. In June 2008, the Partnership earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date since the Partnership achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by the Partnership and amounted to $3.9 million.

As of September 30, 2008, MCWR III owned four shopping centers, had total assets of $67.6 million, and a net loss of approximately $207,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since its inception in 2005, the Partnership has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

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

The Partnership co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Partnership has an ownership interest of 20%. As of September 30, 2008, the Fund owned nine shopping centers, had total assets of $381.1 million, and net income of $432,918 for the nine months ended. During the nine months ended 2008, the Fund purchased one shopping center from a third party for $93.3 million that included $66.0 million of assumed mortgage debt and the Partnership contributed $18.7 million for its proportionate share of the purchase price. During September 2008, the Fund also acquired one property in development from the Partnership for a sales price of $74.5 million and the Partnership recognized a gain of $4.7 million after excluding the Partnership’s ownership interest. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since its inception in 2006, the Partnership has recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

The revenues and expenses for the investments in real estate partnerships on a combined basis for the three and nine months ended September 30, 2008 and 2007, respectively, are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total revenues	$120,968	114,895	363,667	331,316

Operating expenses:
Depreciation and amortization	44,638	45,467	135,803	131,250
Operating and maintenance	17,756	15,356	52,055	46,386
General and administrative	2,014	1,974	7,190	7,723
Real estate taxes	15,293	13,495	46,168	38,739

Total operating expenses	79,701	76,292	241,216	224,098

Other expense (income):
Interest expense, net	36,208	34,513	109,137	100,106
Loss (gain) on sale of real estate	15	(2,642)	(13,487)	(10,555)
Other income	35	35	104	103

Total other expense	36,258	31,906	95,754	89,654

Net income	$5,009	6,697	26,697	17,564

6.	Notes Receivable

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

7.	Acquired Lease Intangibles

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

8.	Notes Payable and Unsecured Credit Facilities

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

As of September 30, 2008, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Term Loan Maturities	Total Payments
2008	$1,242	—	1,242
2009	5,031	58,289	63,320
2010	4,997	176,961	181,958
2011 (includes Unsecured credit facilities)	4,781	548,736	553,517
2012	4,988	249,758	254,746
Beyond 5 Years	17,010	1,065,901	1,082,911
Unamortized debt discounts, net	—	(687)	(687)

Total	$38,049	2,098,958	2,137,007

9.	Derivative Financial Instruments

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

Terms and conditions for the outstanding derivative financial instruments designated as cash flow hedges as of September 30, 2008 were as follows (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$98,350	5.399%	01/15/20	$(4,708)
100,000	5.415%	09/15/20	(4,031)
98,350	5.399%	01/15/20	(5,577)
100,000	5.415%	09/15/20	(3,882)

$396,700			$(18,198)

10.	Fair Value Measurements

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

As of September 30, 2008 the Partnership’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

	Fair Value Measurements at September 30, 2008 using:
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Derivative financial instruments (Note 9)	$—	$(18,330)	$132	$(18,198)

The change in fair value of these derivative financial instruments from inception was a liability of $18.2 million at September 30, 2008, and was recorded in accounts payable and other liabilities

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

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

11.	Regency’s Stockholders’ Equity and Partners’ Capital

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

12.	Stock-Based Compensation

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

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments in accordance with Statement 123(R). During the three months ended September 30, 2008, cumulative compensation expense declined as a result of the Company reducing estimated amounts related to incentive compensation tied directly to performance. Compensation expense, included above, specifically identifiable to development and leasing activities is capitalized. During the three months ended September 30, 2008 and 2007 compensation expense of $1.3 million and $1.9 million, respectively, was capitalized. During the nine months ended September 30, 2008 and 2007 compensation expense of $5.3 million and $5.7 million, respectively, was capitalized.

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the nine months ended September 30, 2008.

The following table reports stock option activity during the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2007	717,561	$50.05

Add: Granted	—	—
Less: Exercised	119,338	46.37
Less: Forfeited	1,882	51.36
Less: Expired	—	—

Outstanding—September 30, 2008	596,341	$50.78

Vested and expected to vest—September 30, 2008	596,341	$50.78	6.3	9,487

Exercisable—September 30, 2008	406,386	$49.56	6.3	6,961

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

September 30, 2008

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

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

13.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended September 30, 2008 and 2007, respectively (in thousands except per unit data):

	2008	2007
	(as restated)
Numerator:
Income from continuing operations	$45,229	38,737
Discontinued operations	4,849	4,384

Net income	50,078	43,121
Less: Preferred unit distributions and original issuance costs	5,850	5,850

Net income for common unit holders	44,228	37,271
Less: Dividends paid on unvested restricted stock	299	258

Net income for common units holders – basic and diluted	$43,929	37,013

Denominator:
Weighted average common units outstanding for basic EPU	69,990	69,688
Incremental units to be issued under common stock options	90	189

Weighted average common units outstanding for diluted EPU	70,080	69,877

Income per common unit – basic
Income from continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common unit holders per unit	$0.63	0.53

Income per common unit – diluted
Income from continuing operations	$0.56	0.47
Discontinued operations	0.07	0.06

Net income for common unit holders per unit	$0.63	0.53

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

The following summarizes the calculation of basic and diluted earnings per unit for the nine months ended September 30, 2008 and 2007, respectively (in thousands except per unit data):

	2008	2007
	(as restated)
Numerator:
Income from continuing operations	$109,232	125,874
Discontinued operations	11,592	26,361

Net income	120,824	152,235
Less: Preferred unit distributions and original issuance costs	17,550	17,550

Net income for common unit holders	103,274	134,685
Less: Dividends paid on unvested restricted stock	896	696

Net income for common units holders – basic and diluted	$102,378	133,989

Denominator:
Weighted average common units outstanding for basic EPU	69,883	69,507
Incremental units to be issued under common stock options	113	282

Weighted average common units outstanding for diluted EPU	69,996	69,789

Income per common unit – basic
Income from continuing operations	$1.30	1.55
Discontinued operations	0.17	0.38

Net income for common unit holders per unit	$1.47	1.93

Income per common unit – diluted
Income from continuing operations	$1.30	1.54
Discontinued operations	0.16	0.38

Net income for common unit holders per unit	$1.46	1.92

Regency Centers, L.P.

Notes to Consolidated Financial Statements

September 30, 2008

14.	Commitments and Contingencies

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

Restatement

As previously disclosed in our Current Report on Form 8-K dated March 12, 2009, our Audit Committee determined on March 12, 2009, after discussions with management, that our previously-issued consolidated financial statements as of and for the quarter and nine months ended September 30, 2008, should no longer be relied upon because of an error in our calculation of the gain on sale of properties to certain co-investment partnerships (“DIK-JV”). Such error came to light as a result of the determination that for certain of our co-investment partnerships, the in-kind liquidation provisions contained within such co-investment partnership agreements constitute in-substance call/put options, a form of continuing involvement under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). As a result, the Partnership has reevaluated its accounting policy for such sales and has adopted a Restricted Gain Method of gain recognition, as described more fully in our Critical Accounting Policies, which considers the Partnership’s ability to receive property previously sold to a co-investment partnership upon liquidation. The revised method of recognizing gain on sale of properties to co-investment partnerships with in-kind liquidation provisions has been applied in the preparation of the consolidated financial statements set forth in this restated Quarterly Report on Form 10-Q/A.

The Partnership’s December 31, 2007 accompanying Consolidated Balance Sheet has been corrected to reflect the cumulative adjustments associated with the application of the Restricted Gain Method for years prior to 2006; accordingly, its investments in real estate partnerships has been decreased by $31.0 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, limited partners’ capital has been decreased by approximately $620,000, and general partners’ capital has been decreased by $27.6 million. The Partnership’s January 1, 2008 opening balance of general partner preferred and common units and limited partners’ capital have been restated in the accompanying Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss) by $28.2 million related to additional gain deferrals on partial sales to DIK-JVs of $27.7 million, net of tax, and the reversal of gains of approximately $511,000 associated with subsequent DIK-JV property sales to third parties to reflect the retrospective application of the Restricted Gain Method. The Partnership also restated the gains reported in the accompanying Consolidated Statements of

Operations for the three and nine months ended September 30, 2008 by a reduction of $10.7 million or $.15 per diluted share, related to three partial sales to a DIK-JV that occurred in September 2008. The Partnership’s September 30, 2008 accompanying Consolidated Balance Sheet has been corrected to reflect the cumulative adjustments associated with the application of the Restricted Gain Method through September 30, 2008; accordingly, its investments in real estate partnerships has been decreased by $41.7 million, its net deferred tax asset recorded in other assets has been increased by $2.8 million, its limited partners’ capital has been decreased by approximately $692,000, and its general partners’ capital has been decreased by $38.3 million. There was no effect on the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2007 or total operating, investing, and financing activities on the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 or 2007. This information should be read in conjunction with the consolidated financial statements of Regency (including the related notes thereto) included elsewhere in this Form 10-Q/A.

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

At September 30, 2008, we directly owned 227 shopping centers (the “Consolidated Properties”) located in 24 states representing 25.3 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers is $4.1 billion before depreciation. Through co-investment partnerships, we own partial interests in 216 shopping centers (the “Unconsolidated Properties”) located in 27 states and the District of Columbia representing 25.5 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $387.0 million (as restated). Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we partially-own, but for which we provide asset management, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 443 shopping centers located in 29 states and the District of Columbia and contains 50.8 million square feet of GLA.

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	September 30, 2008				December 31, 2007
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	46	6,027,470	23.8%	86.2%	44	5,656,656	22.0%	86.8%
Florida	41	4,394,220	17.4%	90.9%	42	4,376,530	17.0%	94.4%
Texas	29	3,409,338	13.5%	91.0%	29	3,404,741	13.2%	88.7%
Ohio	14	1,981,985	7.8%	85.2%	14	2,015,751	7.8%	85.5%
Georgia	16	1,409,622	5.6%	92.1%	16	1,409,725	5.5%	92.9%
Colorado	13	1,123,631	4.4%	86.2%	14	1,277,505	5.0%	88.3%
Virginia	8	1,065,585	4.2%	86.9%	10	1,315,651	5.1%	89.0%
North Carolina	10	1,023,767	4.1%	94.6%	10	1,023,768	4.0%	93.5%
Oregon	8	733,076	2.9%	98.6%	8	734,027	2.8%	97.4%
Nevada	2	673,192	2.7%	55.6%	2	675,672	2.6%	35.6%
Washington	8	614,837	2.4%	98.1%	8	614,837	2.4%	98.6%
Tennessee	7	488,049	1.9%	91.6%	7	490,549	1.9%	95.1%
Illinois	3	414,996	1.6%	85.1%	3	414,996	1.6%	92.2%
Arizona	3	388,440	1.5%	95.3%	3	388,440	1.5%	99.0%
Massachusetts	2	375,907	1.5%	90.1%	2	375,897	1.5%	79.4%
Pennsylvania	4	351,945	1.4%	76.5%	5	534,741	2.1%	72.9%
Delaware	2	240,418	1.0%	99.2%	2	240,418	0.9%	99.6%
Maryland	1	129,340	0.5%	76.2%	1	129,340	0.5%	77.3%
Michigan	2	118,273	0.5%	84.9%	4	303,457	1.2%	89.6%
South Carolina	2	93,922	0.4%	71.8%	3	170,663	0.7%	79.1%
New Hampshire	1	84,793	0.3%	80.4%	1	91,692	0.4%	74.8%
Alabama	1	84,741	0.3%	65.8%	—	—	—	—
Indiana	3	54,487	0.2%	51.9%	3	54,487	0.2%	44.5%
Kentucky	1	23,178	0.1%	33.6%	1	23,122	0.1%	0.0%

Total	227	25,305,212	100.0%	88.1%	232	25,722,665	100.0%	88.1%

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

In July 2008, Starbucks announced it would close approximately 600 of its stores. As of September 30, 2008, of the 98 Starbucks stores in our shopping centers, one store has closed and six stores are expected to close. The annual base rent on a pro-rata basis associated with these seven stores is approximately $305,000 or less than 1%. At this time, we are not aware of any other Starbucks stores in our shopping centers that are expected to close.

At September 30, 2008, we had leases with 109 video rental stores representing $7.9 million of annual base rent on a pro-rata basis. In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection and closed 15 of its 35 stores in our shopping centers. The annual base rent on a pro-rata basis associated with these 15 stores is approximately $991,000. Movie Gallery continues to operate 20 stores in our shopping centers with annual base rent on a pro-rata basis of approximately $2.1 million or less than 1%.

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

We expect to repay maturing secured mortgage loans and credit lines primarily from similar new issues. We have $25.4 million of secured mortgage loans maturing through 2010. Our joint ventures have $1.1 billion of secured mortgage loans and credit lines maturing through 2010, and our pro-rata share is $253.0 million. We believe that in order to refinance the maturing joint venture loans, we, along with our partners, will likely be required to contribute our pro-rata share of the capital necessary to reduce the refinancing amounts to acceptable loan to value levels required for this type of financing in the current capital markets environment. Currently, the expected partner capital requirements for maturing debt in our joint ventures is estimated to be in a range of 10%—25% of the loan balances at maturity based upon prevailing market terms at the time of refinancing. We would fund our pro-rata share of a capital call, if any, from our Unsecured credit facilities. We believe that our partners have sufficient capital or access thereto for these future capital requirements, however, we can provide no assurance that the current economic crisis will not inhibit their ability to access capital and meet their future funding requirements. A more detailed loan maturity schedule is included below under Notes Payable.

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

We account for profit recognition on sales of real estate in accordance with Statement 66. Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allow the Partnership a unilateral right to initiate a distribution in kind (“DIK”) upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a partnership containing these unilateral DIK rights (“DIK-JV”). We have concluded, through consultation with our auditors and the staff of the Securities and Exchange Commission (“SEC”), that these dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we sold to these DIK-JVs.

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

At September 30, 2008, we had investments in real estate partnerships of $387.0 million (as restated). The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at September 30, 2008 and December 31, 2007 (dollars in thousands):

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

	Ownership	2008	2007
		(as restated)	(as restated)
Macquarie CountryWide-Regency (MCWR I)	25.00%	$13,648	15,463
Macquarie CountryWide Direct (MCWR I)	25.00%	4,163	4,061
Macquarie CountryWide-Regency II (MCWR II)	24.95%	200,244	214,450
Macquarie CountryWide-Regency III (MCWR III)	24.95%	622	812
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	26,609	29,478
Columbia Regency Retail Partners (Columbia)	20.00%	29,190	29,978
Columbia Regency Partners II (Columbia II)	20.00%	12,786	20,326
Cameron Village LLC (Cameron)	30.00%	19,539	20,364
RegCal, LLC (RegCal)	25.00%	15,079	17,113
Regency Retail Partners (the Fund)	20.00%	16,954	13,296
Other investments in real estate partnerships	50.00%	48,175	36,565

Total		$387,009	401,906

Investments in real estate partnerships are reported net of deferred gains of $85.2 million and $69.5 million (both as restated) at September 30, 2008 and December 31, 2007, respectively. After applying the Restricted Gain Method, cumulative deferred gains in 2007 have increased by $30.5 million to correct gains from partial sales recorded during the periods 2001 to 2005 and have been noted as restated. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $61.5 million and represents 1.5% of our total assets at September 30, 2008. At September 30, 2008, the Columbia co-investment partnerships had total assets of $751.3 million and net income of $9.2 million for the nine months ended. Our share of the co-investment partnerships’ total assets and net income was $162.4 million and $1.8 million, respectively, which represents 3.9% of our total assets and 1.8% of our net income available for common stockholders, respectively.

As of September 30, 2008, Columbia owned 14 shopping centers, had total assets of $320.9 million, and net income of $8.1 million for the nine months ended. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During the nine months ended 2008 and 2007, we did not sell any properties to Columbia. Since its inception in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million.

As of September 30, 2008, Columbia II owned 16 shopping centers, had total assets of $317.6 million, and net income of $1.0 million for the nine months ended. In September 2008, Columbia II purchased one operating property from a third party for a purchase price of $28.5 million and we contributed $5.7 million for our proportionate share. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. In September 2008, Columbia II acquired three completed development properties from us for a purchase price of $83.4 million, and as a result, we recognized gain of $9.1 million and deferred gain of $15.7 million (both as restated). As more thoroughly described in Note 2 to our accompanying consolidated financial statements, the amount of gain previously recorded during September 2008 was subsequently adjusted by a reduction of $10.6 million. During 2007, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million (both as restated). During the nine months ended 2008, Columbia II sold one shopping center to an unrelated party for $13.8 million and recognized a gain of approximately $256,000.

As of September 30, 2008, Cameron owned one shopping center, had total assets of $112.8 million, and a net income of approximately $34,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of September 30, 2008, RegCal owned seven shopping centers, had total assets of $159.4 million, and net income of $5.6 million for the nine months ended. Our share of RegCal’s total assets and net income was $39.8 million and $1.4 million, respectively, which represents 1.0% and 1.4% of our total assets and net income available for common stockholders, respectively. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During the nine months ended 2008 and 2007, we did not sell any properties to RegCal. Since its inception in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million. During the nine months ended 2008, RegCal sold one shopping center to an unrelated party for $9.5 million and recognized a gain of $4.2 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in five co-investment partnerships two in which we have an ownership interest of 25% (collectively “MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the five co-investment partnerships with MCW totals $245.3 million and represents 5.9% of our total assets at September 30, 2008. At September 30, 2008, the five co-investment partnerships had total assets of $3.5 billion and net income of $9.3 million. Our share of the co-investment partnerships’ total assets and net income was $830.3 million and $1.2 million, respectively, which represents 19.9% of our total assets and 1.1% of our net income available for common stockholders, respectively.

As of September 30, 2008, MCWR I owned 42 shopping centers, had total assets of $599.3 million, and net income of $8.3 million for the nine months ended. We have a unilateral DIK right to liquidate the partnership; therefore, we have applied the Restricted Gain Method to determine the amount of gain we recognize on property sales to MCWR I. During the nine months ended 2008 and 2007, we did not sell any properties to MCWR I. Since its inception in 2001, we have recognized gains of $27.5 million on partial sales to MCWR I and deferred gains of $46.9 million.

As of September 30, 2008, MCWR II owned 85 shopping centers, had total assets of $2.4 billion and net income of $5.4 million for the nine months ended. During the nine months ended 2008, MCWR II sold a portfolio of seven shopping centers to an unrelated party for $108.1 million and recognized a gain of $8.9 million. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During the period 2007 to 2008, we did not sell any properties to MCWR II. Since its inception in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000. In June 2008, we earned additional acquisition fees of $5.2 million (the “Contingent Acquisition Fees”) deferred from the original acquisition date since we achieved the cumulative targeted income levels specified in the Amended and Restated Income Target Agreement between Regency and MCW dated March 22, 2006. The Contingent Acquisition Fees recognized were limited to that percentage of MCWR II, or 75.05%, of the joint venture not owned by us and amounted to $3.9 million.

As of September 30, 2008, MCWR III owned four shopping centers, had total assets of $67.6 million, and a net loss of approximately $207,000 for the nine months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

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

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of September 30, 2008, the Fund owned nine shopping centers, had total assets of $381.1 million, and net income of $432,918 for the nine months ended. Our share of the Fund’s total assets and net income was $76.1 million and $217,655, respectively, which represents 1.8% and less than 1% of our total assets and net income available for common stockholders, respectively. During the nine months ended 2008, the Fund purchased one shopping center from a third party for $93.3 million that included $66.0 million of assumed mortgage debt and we contributed $18.7 million for our proportionate share of the purchase price. During September 2008, the Fund also acquired one property in development from us for a sales price of $74.5 million and we recognized a gain of $4.7 million after excluding our ownership interest. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since its inception in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into “Properties in Development” on our accompanying Consolidated Balance Sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF Issue No. 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions”. In summary, Statement 67 establishes that a rental project changes from nonoperating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. At September 30, 2008 we had $22.6 million of capitalized pre-development costs of which $9.2 million represented refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we would immediately expense all related capitalized pre-development costs not considered recoverable. During the nine months ended September 30, 2008 and 2007, we expensed pre-development costs of $4.6 million and $3.0 million, respectively, recorded in other expenses in the accompanying Consolidated Statement of Operations. Interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the nine months ended September 30, 2008 we capitalized interest of $28.8 million on our development projects. We have a large staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the nine months ended September 30, 2008 we capitalized $29.0 million of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, we expect development activity to slow during the remainder of 2008 resulting in a reduction in capitalized costs through the remainder of the year. Also, if future accounting standards were to limit the amount of internal costs that may be capitalized we could incur a significant increase in our operating expenses and a reduction in net income.

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

Our equity in income (loss) of investments in real estate partnerships increased approximately $140,000 during the three months ended as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$731	729	2
Macquarie CountryWide Direct (MCWR I)	25.00%	179	154	25
Macquarie CountryWide-Regency II (MCWR II)	24.95%	57	(306)	363
Macquarie CountryWide-Regency III (MCWR III)	24.95%	118	29	89
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(315)	(231)	(84)
Columbia Regency Retail Partners (Columbia)	20.00%	561	632	(71)
Columbia Regency Partners II (Columbia II)	20.00%	(45)	174	(219)
Cameron Village LLC (Cameron)	30.00%	(21)	(7)	(14)
RegCal, LLC (RegCal)	25.00%	148	312	(164)
Regency Retail Partners (the Fund)	20.00%	46	(1)	47
Other investments in real estate partnerships	50.00%	358	192	166

Total		$1,817	1,677	140

Gains on the sale of real estate were $14.7 million (as restated) during the three months ended September 30, 2008 as compared to $5.5 million during the three months ended September 30, 2007. The three months ended September 30, 2008 included gains of $13.9 million (net of the greater of our ownership interest or the gain deferral under the Restricted Gain Method described in our Critical Accounting Policies) from the sale of four properties in development to joint ventures for net proceeds of $110.5 million and $791,999 from the sale of one out-parcel for net proceeds of $1.8 million. The three months ended September 30, 2007 included gains of $1.1 million from the sale of six out-parcels for net proceeds of $15.8 million, $2.4 million from the sale of one property in development sold to a joint venture for net proceeds of $6.9 million, and the $1.9 million gain recognition of a contractual earn-out payment related to a property previously sold to a joint venture. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment. There were no property sales to DIK-JVs in 2007.

During the three months ended September 30, 2008, we established a provision for loss of $1.1 million related to a $3.6 million note receivable originally issued during 2002 to finance the sale of a shopping center located in Mississippi anchored by a Winn-Dixie and a Wal-Mart. Both anchors subsequently closed. As a result of a negotiated payoff, we collected $2.5 million and the note receivable was repaid during September 2008.

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

Net income for common unit holders increased $7.0 million to $44.2 million (as restated) for the three months ended September 30, 2008 as compared with $37.3 million for the three months ended September 30, 2007 primarily related to higher gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per unit was $0.63 (as restated) for the three months ended September 30, 2008 as compared to $0.53 for the three months ended September 30, 2007 or 18.9% higher.

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

Our equity in income (loss) of investments in real estate partnerships decreased approximately $671,000 during 2008 as follows (in thousands):

	Ownership	2008	2007	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$2,049	5,210	(3,161)
Macquarie CountryWide Direct (MCWR I)	25.00%	452	333	119
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(800)	(2,890)	2,090
Macquarie CountryWide-Regency III (MCWR III)	24.95%	146	41	105
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(685)	(231)	(454)
Columbia Regency Retail Partners (Columbia)	20.00%	1,668	1,766	(98)
Columbia Regency Partners II (Columbia II)	20.00%	123	205	(82)
Cameron Village LLC (Cameron)	30.00%	5	(30)	35
RegCal, LLC (RegCal)	25.00%	1,404	548	856
Regency Retail Partners (the Fund)	20.00%	218	204	14
Other investments in real estate partnerships	50.00%	994	1,089	(95)

Total		$5,574	6,245	(671)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to higher gains in 2007 from the sale of a shopping center sold by MCWR I.

Gains from the sale of real estate were $17.6 million (as restated) in 2008 as compared to $34.6 million in 2007. Included in 2008 gains are $13.9 million (net of the greater of our ownership interest or the gain deferral under the Restricted Gain Method described in our Critical Accounting Policies) from the sale of four properties in development to joint ventures for net proceeds of $110.5 million, $2.5 million from the sale of seven out-parcels for net proceeds of $34.5 million, a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. Included in 2007 gains are $6.0 million from the sale of 22 out-parcels for net proceeds of $50.2 million, $26.4 million from the sale of two properties in development to the Fund for net proceeds of $64.5 million, and a $2.2 million gain related to the partial sale of our interest in the Fund. These gains are included in continuing operations rather than discontinued operations because they were either properties that had no operating income, or they were properties sold to co-investment partnerships where we have continuing involvement through our equity investment. There were no property sales to DIK-JVs in 2007.

During the nine months ended September 30, 2008, we established a provision for loss of approximately $1.8 million. During September, 2008, we established a provision for loss of $1.1 million related to a $3.6 million note receivable originally issued during 2002 to finance the sale of a shopping center located in Mississippi anchored by a Winn-Dixie and a Wal-Mart. Both anchors subsequently closed. As a result of a negotiated payoff, we collected $2.5 million and the note receivable was repaid during September 2008. During March, 2008, we established a provision for impairment loss of $716,000 on a parcel of land held for sale based upon a contract purchase price.

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

Net income for common unit holders for the nine months ended decreased $31.4 million to $103.3 million (as restated) in 2008 as compared with $134.7 million in 2007 primarily related to lower gains recognized from the sale of real estate in 2008 as discussed previously. Diluted earnings per unit was $1.46 (as restated) in 2008 as compared to $1.92 in 2007 or 23.8% lower.

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

As a result of the error correction and restatement described in Note 2 to the accompanying Notes to the Consolidated Financial Statements, the Partnership re-evaluated the effectiveness of internal controls related to accounting for gains on property sales to co-investment partnerships prior to the filing of this Form 10-Q/A. As part of the re-evaluation, we considered the internal controls necessary to effectively ensure that complex business transactions are properly accounted for under generally accepted accounting principles (GAAP). Relevant internal controls should ensure that:

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

After re-evaluating the design and operating effectiveness of the controls noted above, management has determined that we have effective internal controls to ensure that complex business transactions are properly accounted for under GAAP. Management has determined that the restatement as described in Note 2 does not indicate a material weakness in our internal control over financial reporting. Management has determined the restatement of quarterly financial information and cumulative balance sheet information was the result of a misinterpretation of relevant guidance in an area where clear guidance is not available and no consensus on accounting treatment has been established among accounting or industry experts. Therefore, the Partnership applied its judgment based on the best information available.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q/A to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2008 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Prior to filing the 2008 Form 10-K, the Partnership determined that it needed to restate the third quarter Form 10-Q due to a misinterpretation of relevant guidance, as described above. Thus, in connection with the preparation of the year-end financial statements, management updated its policies and procedures to implement the Restricted Gain Method as described in Note 1(b) to the accompanying Notes to the Consolidated Financial Statements. The Restricted Gain Method ensures maximum gain deferral on property sales to certain co-investment partnerships with distribution-in-kind provisions upon liquidation. The updated policies and procedures consist of controls over the calculation of gains in accordance with the Restricted Gain Method, ongoing monitoring of sales to DIK-JVs, and related end user computing controls. These changes in internal controls were in place prior to the filing of this Form 10-Q/A.

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

Date: April 27, 2009	REGENCY CENTERS, L.P.
By: Regency Centers Corporation, General Partner

	By:	/s/ Bruce M. Johnson
Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and
Principal Accounting Officer