Form 10-Q
period 2009-06-30
REGENCY CENTERS LP
filed 2009-08-10
CIK 1066247

United States

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(in thousands, except unit data)

	2009	2008
	(unaudited)
Assets
Real estate investments at cost:
Land	$1,001,137	923,062
Buildings and improvements	2,099,905	1,974,093
Properties in development	1,051,514	1,078,885

	4,152,556	3,976,040
Less: accumulated depreciation	607,944	554,595

	3,544,612	3,421,445
Operating properties held for sale, net	37,329	66,447
Investments in real estate partnerships	338,107	383,408

Net real estate investments	3,920,048	3,871,300
Cash and cash equivalents	126,792	21,533
Notes receivable	27,988	31,438
Tenant receivables, net of allowance for doubtful accounts of $5,461 and $1,593 at June 30, 2009 and December 31, 2008, respectively	69,076	84,096
Other receivables	—	19,700
Deferred costs, less accumulated amortization of $55,115 and $51,549 at June 30, 2009 and December 31, 2008, respectively	56,201	57,477
Acquired lease intangible assets, less accumulated amortization of $11,136 and $11,204 at June 30, 2009 and December 31, 2008, respectively	11,408	12,903
Other assets	44,647	43,928

Total assets	$4,256,160	4,142,375

Liabilities and Capital
Liabilities:
Notes payable	$1,841,454	1,837,904
Unsecured credit facilities	227,667	297,667
Accounts payable and other liabilities	113,006	141,395
Derivative instruments, at fair value	27,577	83,691
Acquired lease intangible liabilities, less accumulated accretion of $8,807 and $8,829 at June 30, 2009 and December 31, 2008, respectively	6,874	7,865
Tenants’ security and escrow deposits	11,097	11,571

Total liabilities	2,227,675	2,380,093

Commitments and contingencies
Capital:
Partners’ capital:
Series D preferred units, par value $100: 500,000 units issued and outstanding at June 30, 2009 and December 31, 2008	49,158	49,158
Preferred units of general partner, $.01 par value per unit, 11,000,000 units issued and outstanding at June 30, 2009 and December 31, 2008, liquidation preference of $25 per unit	275,000	275,000
General partner; 80,041,851 and 70,036,670 units outstanding at June 30, 2009 and December 31, 2008, respectively	1,741,377	1,512,550
Limited partners; 468,211 units outstanding at June 30, 2009 and December 31, 2008	8,298	8,569
Accumulated other comprehensive income (loss)	(54,399)	(90,975)

Total partners’ capital	2,019,434	1,754,302

Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	9,051	7,980

Total noncontrolling interests	9,051	7,980

Total capital	2,028,485	1,762,282

Total liabilities and capital	$4,256,160	4,142,375

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the three months ended June 30, 2009 and 2008

(in thousands, except per unit data)

(unaudited)

	2009	2008
Revenues:
Minimum rent	$86,341	84,906
Percentage rent	307	281
Recoveries from tenants and other income	22,915	23,767
Management, acquisition and other fees	6,898	11,966

Total revenues	116,461	120,920

Operating expenses:
Depreciation and amortization	29,843	26,294
Operating and maintenance	15,547	14,526
General and administrative	9,292	13,153
Real estate taxes	14,158	12,073
Provision for doubtful accounts	4,769	53
Other expenses	929	669

Total operating expenses	74,538	66,768

Other expense (income):
Interest expense, net of interest income of $823 and $657 in 2009 and 2008, respectively	25,640	23,453
Provision for impairment	2,369	—

Total other expense (income)	28,009	23,453

Income before equity in income (loss) of investments in real estate partnerships	13,914	30,699
Equity in income (loss) of investments in real estate partnerships	(26,213)	1,122

Income (loss) from continuing operations	(12,299)	31,821
Discontinued operations, net:
Operating income from discontinued operations	995	1,573
Gain on sale of operating properties and properties in development	19	4,792

Income from discontinued operations	1,014	6,365

Net income (loss)	(11,285)	38,186
Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	(137)	(225)

Net income (loss) attributable to noncontrolling interests	(137)	(225)

Net income (loss) attributable to controlling interests	(11,422)	37,961
Preferred unit distributions	(5,850)	(5,850)

Net income (loss) attributable to common unit holders	$(17,272)	32,111

Income (loss) per common unit - basic:
Continuing operations	$(0.24)	0.36
Discontinued operations	0.01	0.09

Net income (loss) attributable to common unit holders per unit	$(0.23)	0.45

Income (loss) per common unit - diluted:
Continuing operations	$(0.24)	0.36
Discontinued operations	0.01	0.09

Net income (loss) attributable to common unit holders per unit	$(0.23)	0.45

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the six months ended June 30, 2009 and 2008

(in thousands, except per unit data)

(unaudited)

	2009	2008
Revenues:
Minimum rent	$173,407	167,941
Percentage rent	1,007	1,081
Recoveries from tenants and other income	48,286	47,917
Management, acquisition and other fees	14,655	20,413

Total revenues	237,355	237,352

Operating expenses:
Depreciation and amortization	57,925	51,029
Operating and maintenance	31,560	29,353
General and administrative	25,177	27,276
Real estate taxes	28,461	24,501
Provision for doubtful accounts	5,269	48
Other expenses	1,218	1,466

Total operating expenses	149,610	133,673

Other expense (income):
Interest expense, net of interest income of $1,729 and $1,537 in 2009 and 2008, respectively	52,158	45,990
Gain on sale of operating properties and properties in development	—	(2,934)
Provision for impairment	2,369	716

Total other expense (income)	54,527	43,772

Income before equity in income (loss) of investments in real estate partnerships	33,218	59,907
Equity in income (loss) of investments in real estate partnerships	(24,311)	3,757

Income from continuing operations	8,907	63,664
Discontinued operations, net:
Operating income from discontinued operations	1,615	2,769
Gain on sale of operating properties and properties in development	3,905	4,792

Income from discontinued operations	5,520	7,561

Net income	14,427	71,225
Noncontrolling interests:
Limited partners’ interest in consolidated partnerships	(273)	(482)

Net income attributable to noncontrolling interests	(273)	(482)

Net income attributable to controlling interests	14,154	70,743
Preferred unit distributions	(11,700)	(11,700)

Net income attributable to common unit holders	$2,454	59,043

Income (loss) per common unit - basic:
Continuing operations	$(0.05)	0.73
Discontinued operations	0.08	0.10

Net income attributable to common unit holders per unit	$0.03	0.83

Income (loss) per common unit - diluted:
Continuing operations	$(0.05)	0.73
Discontinued operations	0.08	0.10

Net income attributable to common unit holders per unit	$0.03	0.83

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statement of Changes in Capital and Comprehensive Income (Loss)

For the six months ended June 30, 2009

(in thousands)

(unaudited)

	Preferred Units	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2008	$49,158	1,787,550	8,569	(90,975)	1,754,302	7,980	1,762,282
Comprehensive income
Net income	1,862	12,221	71	—	14,154	273	14,427
Loss on settlement of derivative instruments	—	—	(116)	(19,861)	(19,977)	—	(19,977)
Amortization of loss on derivative instruments	—	—	4	649	653	—	653
Change in fair value of derivative instruments	—	—	325	55,788	56,113	—	56,113

Total comprehensive income					50,943	273	51,216
Contributions from partners	—	—	—	—	—	1,118	1,118
Distributions to partners	—	(87,743)	(555)	—	(88,298)	(320)	(88,618)
Preferred unit distributions	(1,862)	(9,838)	—	—	(11,700)	—	(11,700)
Regency Restricted Stock amortization	—	3,235	—	—	3,235	—	3,235
Common Units issued as a result of common stock issued by Regency, net of repurchases	—	309,167	—	—	309,167	—	309,167
Common Units issued for dividend reinvestment plan	—	1,785	—	—	1,785	—	1,785

Balance at June 30, 2009	49,158	2,016,377	8,298	(54,399)	2,019,434	9,051	2,028,485

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(in thousands)

(unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$14,427	71,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,959	52,554
Deferred loan cost and debt premium amortization	2,219	2,050
Above and below market lease intangibles amortization and accretion	(940)	(1,330)
Stock-based compensation, net of capitalization	1,999	7,100
Equity in (income) loss of investments in real estate partnerships	24,311	(3,757)
Net gain on sale of properties	(3,905)	(7,758)
Provision doubtful accounts	5,269	48
Provision for impairment	2,369	716
Distribution of earnings from operations of investments in real estate partnerships	17,790	18,715
Settlement of derivative instruments	(19,977)	—
Changes in assets and liabilities:
Tenant receivables	10,346	3,557
Other receivables	19,700	—
Deferred leasing costs	(4,299)	(5,319)
Other assets	(3,344)	(9,388)
Accounts payable and other liabilities	(20,100)	(14,954)
Tenants’ security and escrow deposits	(431)	491

Net cash provided by operating activities	103,393	113,950

Cash flows from investing activities:
Development of real estate including acquisition of land	(92,680)	(227,603)
Proceeds from sale of real estate investments	9,648	52,596
Collection of notes receivable	12,390	24,244
Investments in real estate partnerships	(17,159)	(12,597)
Distributions received from investments in real estate partnerships	2,986	8,857

Net cash used in investing activities	(84,815)	(154,503)

Cash flows from financing activities:
Net proceeds from Common Units issued as a result of Common Stock issued by Regency	310,871	1,017
Distributions to limited partners in consolidated partnerships, net	(310)	(10,895)
Distributions paid to preferred unit holders	(11,700)	(11,700)
Cash distributions to partners	(86,515)	(99,682)
Repayment of fixed rate unsecured notes	(50,000)	—
(Repayment of) proceeds from unsecured credit facilities	(70,000)	126,667
Proceeds from notes payable	—	62,500
Repayment of notes payable	(3,029)	(200)
Scheduled principal payments	(2,611)	(2,326)
Payment of loan costs	(25)	(1,892)

Net cash provided by financing activities	86,681	63,489

Net increase in cash and cash equivalents	105,259	22,936
Cash and cash equivalents at beginning of the period	21,533	18,668

Cash and cash equivalents at end of the period	$126,792	41,604

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(in thousands)

(unaudited)

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $11,918 and $18,838 in 2009 and 2008, respectively)	$53,563	46,026

Supplemental disclosure of non-cash transactions:
Regency common stock issued for partnership units exchanged	$—	232

Real estate received through distribution in kind	$80,459	—

Mortgage loans assumed through distribution in kind	$59,061	—

Change in fair value of derivative instrument	$56,113	(499)

Common stock issued by Regency for dividend reinvestment plan	$1,782	2,143

Stock-based compensation capitalized	$1,393	4,042

Contributions from limited partners in consolidated partnerships, net	$1,108	145

See accompanying notes to consolidated financial statements.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

1.	Summary of Significant Accounting Policies

(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (“Regency” or the “Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the managing general partner of its operating partnership, Regency Centers, L.P. (“RCLP” or the “Partnership”). Regency currently owns approximately 99% of the outstanding common partnership units (“Units”) of the Partnership. Regency engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Partnership, and has no other assets or liabilities other than through its investment in the Partnership. At June 30, 2009, the Partnership directly owned 226 retail shopping centers and held partial interests in an additional 183 retail shopping centers through investments in real estate partnerships (also referred to as co-investment partnerships or joint ventures).

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

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

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

Ownership of the Operating Partnership

The Partnership’s capital includes general and limited common Partnership Units, Series 3, 4, and 5 Preferred Units owned by the Company, and Series D Preferred Units owned by institutional investors. At June 30, 2009, the Company owned approximately 99% or 80,041,851 Partnership Units of the total 80,510,062 Partnership Units outstanding.

Net income and distributions of the Partnership are allocable first to the Preferred Units, and the remaining amounts to the general and limited common Partnership Units in accordance with their ownership percentage. The Series 3, 4, and 5 Preferred Units owned by the Company are classified as preferred units of general partner in the accompanying consolidated financial statements.

Noncontrolling Interests

The Partnership consolidates all entities in which it holds a controlling financial interest in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin (“ARB”) No. 51, as amended, “Consolidated Financial Statements” (“ARB 51”). A controlling financial interest is typically attributable to the entity with a majority voting interest per ARB 51. However, investments in real estate partnerships not controlled by the Partnership are accounted for under the equity method. The Partnership has evaluated its investment in the real estate partnerships and has concluded that they are not variable interest entities as defined in FASB Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Further, the venture partners in the real estate partnerships have significant ownership rights, including approval over operating budgets and strategic plans, capital spending, sale or financing, and admission of new partners. Upon formation of the joint ventures, the Partnership also became the managing member, responsible for the day-to-day operations of the partnerships. The Partnership evaluated its investment in each partnership and concluded that the other partners have substantive participating rights and, therefore, the Partnership has concluded that the equity method of accounting is appropriate for these investments and they do not require consolidation under Emerging Issues Task Force (“EITF”) Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”). Under the equity method of accounting, investments in real estate partnerships are initially recorded at cost, subsequently increased for additional contributions and allocations of income, and reduced for distributions received and allocations of loss. These investments are included in the consolidated financial statements as investments in real estate partnerships.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”), effective for fiscal years beginning on or after December 15, 2008 and the Partnership adopted Statement 160 on January 1, 2009. Per Statement 160, noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent and the ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under Statement 160, such noncontrolling interests are reported on the consolidated balance sheets within capital, but separately from partners’ capital. On the consolidated statements of operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income, including both the amounts attributable to the Partnership and noncontrolling interests.

Limited partners’ interest in consolidated partnerships are not redeemable by the holders. The Partnership has determined that these interests are noncontrolling interests. The Partnership has included all noncontrolling interests in permanent capital, separate from partners’ capital, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Changes in Capital and Comprehensive Income (Loss). The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income (loss) and comprehensive income (loss) in the accompanying Consolidated Statements of Operations and Consolidated Statement of Changes in Capital and Comprehensive Income (Loss).

EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), requires securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, be classified as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Partnership has evaluated the conditions as specified in paragraphs 12 to 32 of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) as it relates to preferred units or exchangeable operating partnership units outstanding and concluded that the Partnership has the right to satisfy the redemption requirements of the units by delivering Regency’s unregistered preferred or common stock. Therefore, the guidance in EITF Topic D-98 does not apply to such units. Each outstanding preferred unit and exchangeable operating partnership unit is exchangeable for one share of Regency’s preferred or common stock, respectively, and the unit holder cannot require redemption in cash or other assets.

(b)	Revenues

The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. The Partnership estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Partnership’s experience in the retail sector, available internal and external tenant credit information, payment history, industry trends, tenant credit-worthiness, and remaining lease terms. In some cases, primarily relating to straight-line rents, the ultimate collection of these amounts relates to increased rents to be collected in future years which extend beyond one year. During the three months ended June 30, 2009, the Partnership experienced a significant increase in tenant defaults, as well as, deterioration in tenant receivable collection rates, as compared to historical collection rates.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

As a result, the Partnership increased its allowance for doubtful accounts to fully reserve for these specifically identified tenant defaults and adjusted the collectibility rates used to estimate the general reserve to reflect such deterioration in collection rates. During the three months ended June 30, 2009 and 2008, the Partnership recorded a provision for doubtful accounts of $4.8 million and approximately $53,000, respectively, in the accompanying Consolidated Statements of Operations. During the six months ended June 30, 2009 and 2008, the Partnership recorded a provision for doubtful accounts of $5.3 million and approximately $48,000, respectively, in the accompanying Consolidated Statements of Operations.

The following table represents the components of tenant receivables, net of allowance for doubtful accounts, as of June 30, 2009 and December 31, 2008 in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Straight-line rent asset, net	$38,366	37,595
Tenant receivables	18,958	29,307
CAM reimbursements	13,135	13,437
Non-tenant receivables	4,078	5,350
Less: Allowance for doubtful accounts	5,461	1,593

Total	$69,076	84,096

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

As part of the leasing process, the Partnership may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Partnership is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. When the Partnership is the owner of the leasehold improvements, recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

The Partnership accounts for profit recognition on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). In summary, profits from sales of real estate are not recognized under the full accrual method by the Partnership unless a sale is consummated; the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Partnership’s receivable, if applicable, is not subject to future subordination; the Partnership has transferred to the buyer the usual risks and rewards of ownership; and the Partnership does not have substantial continuing involvement with the property.

The Partnership sells shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by its partners. The Partnership accounts for those sales as “partial sales” and recognizes gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold under the guidance of Statement 66, and in the case of certain partnerships, applies a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these partnerships are not classified as discontinued operations because the Partnership continues to partially own and manage these shopping centers.

As of June 30, 2009, four of the Partnership’s joint ventures (“DIK-JV”) give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind (“DIK”) of the assets of the partnership equal to their respective ownership interests, which could include properties the Partnership sold to the partnership. The liquidation provisions would require that all of the properties owned by the partnership be appraised to determine their respective and collective fair values. As a general rule, if the Partnership initiates the liquidation process, its partner has the right to choose the first property that it will receive in liquidation with the Partnership having the right to choose the next property that it will receive in liquidation. If the Partnership’s partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV are not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

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

Under current guidance (Statement 66, paragraph 25), profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement and the

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

profit recognized shall be reduced by the maximum exposure to loss. The Partnership has concluded that the Restricted Gain Method accomplishes this objective.

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

The Partnership has been engaged under agreements with its joint venture partners to provide asset management, disposition, property management, leasing, investing, and financing services for such ventures’ shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable and collectibility is reasonably assured.

(c)	Real Estate Investments

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into properties in development on the accompanying Consolidated Balance Sheets. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means the development is at least 95% leased and tenants are paying rent on the newly constructed or renovated GLA unless a prescribed period of time expires since anchor opening at which time they are no longer considered development) and are accounted for in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”). In summary, Statement 67 establishes that a rental project changes from non-operating to operating when it is substantially completed and available for occupancy. At that time, costs should no longer be capitalized. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. In accordance with SFAS No. 34, “Capitalization of Interest Cost” (“Statement 34”), interest costs are capitalized into each development project based on applying the Partnership’s weighted average borrowing rate to that portion of the actual development costs expended. The Partnership ceases interest cost capitalization when the property is no longer being developed or is available for occupancy

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

upon substantial completion of tenant improvements, but in no event would the Partnership capitalize interest on the project beyond 12 months after substantial completion of the building shell.

The following table represents the components of properties in development as of June 30, 2009 and December 31, 2008 in the accompanying Consolidated Balance Sheets (in thousands):

	2009	2008
Construction in process	$210,641	338,606
Construction complete and in lease-up	621,597	548,132
Land held for future development	219,276	192,147

Total	$1,051,514	1,078,885

Construction in process represents developments where the Partnership has not yet incurred at least 90% of the expected costs to complete. Construction complete and in lease-up represents developments where the Partnership has incurred at least 90% of the estimated costs, but is still completing lease-up and final tenant build out. Land held for future development represents projects not in construction, but identified and available for future development if and when the market demand for a new shopping center exists.

The Partnership incurs costs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. These pre-development costs are included in properties in development in the accompanying Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the Partnership had capitalized pre-development costs of $7.2 million and $7.7 million, respectively, of which approximately $1.0 million and $2.3 million, respectively, were refundable deposits. If the Partnership determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed in other expenses in the accompanying Consolidated Statements of Operations. During the three months ended June 30, 2009 and 2008, the Partnership expensed pre-development costs of approximately $148,000 and $384,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations. During the six months ended June 30, 2009 and 2008, the Partnership expensed pre-development costs of approximately $298,000 and $759,000, respectively, in other expenses in the accompanying Consolidated Statements of Operations.

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

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market leases is amortized as a reduction of minimum rent over the remaining terms of the respective leases and the value of below-market leases is accreted to minimum rent over the remaining terms of the respective leases, including below-market renewal options, if applicable, as required by Statement 142 as amended by FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) and adopted by the Partnership in January 2009. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. If a tenant exercises an option to renew a lease as per the lease agreement, the Partnership capitalizes any related leasing commissions and recognizes any related option fees as agreed upon. The Partnership does not allocate value to customer relationship intangibles if it has pre-existing business relationships with the major retailers in the acquired property since they do not provide incremental value over the Partnership’s existing relationships.

The Partnership and its co-investment partnerships follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). In accordance with Statement 144, the Partnership classifies an operating property or a property in development as held-for-sale when the Partnership determines that the property is available for immediate sale in its present condition, the property is being actively marketed for sale, and management believes it is probable that a sale will be consummated within one year. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow prospective buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. Operating properties held-for-sale are carried at the lower of cost or fair value less costs to sell. The recording of depreciation and amortization expense is suspended during the held-for-sale period. If circumstances arise that previously were

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

considered unlikely and, as a result, the Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used and is measured individually at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations is reclassified and included in income from continuing operations for all periods presented.

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

The Partnership reviews its real estate portfolio including the properties owned through co-investment partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For properties to be “held and used” for long term investment, the Partnership estimates undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, the Partnership determines the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held for sale”, the Partnership estimates current resale values by market through appraisal information and other market data less expected costs to sell. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which the Partnership operates, the Partnership’s estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in the Partnership’s strategy for a specific property which the Partnership owns directly or through co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause the Partnership to evaluate that property as impaired and a provision for impairment in relation to that property would be recorded by the Partnership either directly or through a reduction of the Partnership’s equity in income (loss) of investments in real estate partnerships. During the three months ended June 30, 2009, the Partnership established a provision for impairment of $2.4 million. During the six months ended June 30, 2009 and 2008, the

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

Partnership established a provision for impairment of $2.4 million and approximately $716,000, respectively.

In accordance with Accounting Principles Board (“APB”) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. To evaluate the Partnership’s investment in real estate partnerships, the Partnership calculates the fair value of the investment by discounting estimated future cash flows over the expected term of the investment. During the six months ended June 30, 2009 and 2008, no impairment was recorded as a result of this evaluation.

(d)	Cash and Cash Equivalents

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. At June 30, 2009 and December 31, 2008, $3.4 million and $8.7 million, respectively, of cash was restricted through escrow agreements required for a development and certain mortgage loans.

(e)	Notes Receivable

The Partnership records notes receivable at cost on the accompanying Consolidated Balance Sheets and interest income is accrued as earned in interest expense, net in the accompanying Consolidated Statements of Operations. If a note receivable is past due, meaning the debtor is past due per contractual obligations, the Partnership ceases to accrue interest income. However, in the event the debtor subsequently becomes current, the Partnership will resume accruing interest. The Partnership evaluates the collectibility of both interest and principal for all notes receivable to determine whether impairment exists using the present value of expected cash flows discounted at the note receivable’s effective interest rate or, alternatively, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”) as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” (“Statement 118”) which is based on observable market prices. In the event the Partnership determines a note receivable or a portion thereof is considered uncollectible, the Partnership records an allowance for credit loss. The Partnership estimates the collectibility of notes receivable taking into consideration the Partnership’s experience in the retail sector, available internal and external credit information, payment history, market and industry trends, and debtor credit-worthiness. See Note 5 for further discussion.

(f)	Deferred Costs

Deferred costs include leasing costs and loan costs, net of accumulated amortization. Such costs are amortized over the periods through lease expiration or loan maturity, respectively. If the lease is terminated early or if the loan is repaid prior to maturity, the remaining leasing costs or loan costs are written off. Deferred leasing costs consist of internal and external commissions associated with leasing the Partnership’s shopping centers. Net deferred leasing costs were $46.9 million and $46.8 million at June 30, 2009 and December 31, 2008, respectively. Deferred loan costs consist of initial direct and incremental costs

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

associated with financing activities. Net deferred loan costs were $9.3 million and $10.7 million at June 30, 2009 and December 31, 2008, respectively.

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

The Partnership’s use of derivative financial instruments is intended to mitigate its interest rate risk on a related financial instrument or forecasted transaction through the use of interest rate swaps (the “Swaps”) and the Partnership designates these interest rate swaps as cash flow hedges. Statement 133 requires that the gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses remaining in OCI are amortized over the underlying term of the hedge transaction. The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Partnership assesses, both at inception of the

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows and/or forecasted cash flows of the hedged items.

In assessing the valuation of the hedges, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Notes 9 and 10 for further discussion.

In accordance with SFAS No. 104 “Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions — an amendment of FASB Statement No. 95” (“Statement 104”), the Partnership has elected to classify swap termination cash flows as operating activities in the accompanying Consolidated Statements of Cash Flows.

(h)	Income Taxes

As a pass through entity, the Partnership’s taxable income and loss is reported by its partners, of which the Company as general partner and 99% owner, is allocated its pro-rata share of tax attributes.

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

The Partnership accounts for uncertainties in income tax positions in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Partnership believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (after 2007 for federal and state) based on an assessment

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(i)	Earnings per Unit and Treasury Stock

The Partnership calculates earnings per unit in accordance with SFAS No. 128, “Earnings per Share” (“Statement 128”). Basic earnings per unit is computed based upon the weighted average number of common units outstanding during the period. Diluted earnings per unit reflects the conversion of obligations and the assumed exercises of securities including the effects of units issuable under Regency’s share-based payment arrangements, if dilutive. On January 1, 2009, the Partnership adopted FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) and concluded that the dividends paid on Regency’s share-based payment transactions are not participating securities as they are forfeitable. See Note 13 for the calculation of earnings per unit (“EPU”).

Repurchases of Regency’s common stock are recorded at cost and are reflected as treasury stock in Regency’s Consolidated Statement of Equity and Comprehensive Income (Loss) and recorded in general partner preferred and common units in the Partnership’s accompanying Consolidated Statement of Changes in Capital and Comprehensive Income (Loss). Regency’s outstanding shares do not include treasury shares. Concurrent with treasury stock repurchases by Regency, the Partnership repurchases the same amount of general partnership units from Regency.

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

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

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

(m)	Assets and Liabilities Measured at Fair Value

The Partnership accounts for assets and liabilities measured at fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FSP “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the adoption of this statement will not have any effect on the Partnership other than updated references within the Partnership’s Notes to Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will be effective January 1, 2010 and early application is not permitted. The Partnership is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“Statement 165”). This Statement establishes principles and requirements for subsequent events. In particular, this Statement sets forth a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Partnership adopted this Statement on June 30, 2009.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

(o)	Reclassifications

Certain reclassifications have been made to the 2008 amounts to conform to classifications adopted in 2009.

2.	Real Estate Investments

During 2009, the Partnership did not have any acquisition activity, other than through the distribution-in-kind of properties from its co-investment partnerships as described in Note 4.

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

During the six months ended June 30, 2009, the Partnership sold 100% of its ownership interest in one property in development for proceeds of $4.9 million, net of a note receivable taken by the Partnership of $8.9 million, which was subsequently repaid in full in May 2009. The combined operating income and gain on the sale of this property and properties classified as held-for-sale were reclassified to discontinued operations. The revenues from properties included in discontinued operations were $1.4 million and $3.3 million, for the three months ended June 30, 2009 and 2008, respectively. The revenues from properties included in discontinued operations were $2.5 million and $6.5 million, for the six months ended June 30, 2009 and 2008, respectively. The operating income and gains on sales of properties included in discontinued operations are reported net of income taxes, if the property is sold by the TRS.

4.	Investments in Real Estate Partnerships

The Partnership’s investments in real estate partnerships were $338.1 million and $383.4 million at June 30, 2009 and December 31, 2008, respectively. Net income or loss from these partnerships, which includes all operating results (including impairments) and gains on sales of properties within the joint ventures, is allocated to the Partnership in accordance with the respective partnership agreements. Such allocations of net income or loss are recorded in equity in income (loss) of investments in real estate partnerships in the accompanying Consolidated Statements of Operations. The net difference between the carrying amount of these investments and the underlying equity in net assets was $42.9 million and $77.3 million at June 30, 2009 and December 31, 2008, respectively. For non-DIK-JV’s, the net difference is accreted to income over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, whereas for DIK-JV’s, the net difference is recognized at liquidation.

Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows.

Investments in real estate partnerships are primarily composed of co-investment partnerships where the Partnership invests with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning its pro-rata share of net income or loss in each of these partnerships, the Partnership receives market-based fees for asset management, disposition, property management, leasing, investment, and financing services. During the three months ended June 30, 2009 and 2008, the Partnership received fees from these co-investment partnerships of $6.5 million and $11.8 million, respectively. During the six months ended June 30, 2009 and 2008, the Partnership received fees from these co-investment partnerships of $13.7 million and $20.2 million, respectively.

Investments in real estate partnerships as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I)	25.00%	$4,545	11,137
Macquarie CountryWide Direct (MCWR I)	25.00%	—	3,760
Macquarie CountryWide-Regency II (MCWR II)	24.95%	162,850	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	422	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	25,084	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	29,063	29,704
Columbia Regency Partners II (Columbia II)	20.00%	11,865	12,858
Cameron Village LLC (Cameron)	30.00%	18,851	19,479
RegCal, LLC (RegCal)	25.00%	13,419	13,766
Regency Retail Partners (the Fund)	20.00%	22,980	23,838
Other investments in real estate partnerships	50.00%	49,028	48,717

Total		$338,107	383,408

Investments in real estate partnerships are reported net of deferred gains of $56.2 million and $88.3 million at June 30, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each investment partnership are described below.

The Partnership co-invests with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which the Partnership has ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which the Partnership has an ownership interest of 30% (“Cameron”). The Partnership’s investment in the three co-investment partnerships with OPERF totals $59.8 million and represents 1.4% of the Partnership’s total assets at June 30, 2009. At June 30, 2009, the OPERF co-investment partnerships had total assets of $750.9 million and net income of $3.1 million for the six months ended and the Partnership’s share of its total assets and net income was $162.1 million and approximately $134,000, respectively.

As of June 30, 2009, Columbia I owned 14 shopping centers, had total assets of $321.3 million, and net income of $3.6 million for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to Columbia I. During 2009, the Partnership did not sell any properties to Columbia I. Since the inception of Columbia I in 2001, the Partnership has

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

recognized gain of $2.0 million on partial sales to Columbia I and deferred gain of $4.3 million. In December 2008, the Partnership earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s outperformance of the cumulative National Council of Real Estate Investment Fiduciaries (“NCREIF”) index since the inception of the partnership and a cumulative hurdle rate as outlined in the partnership agreement which was reflected in other receivables as of December 31, 2008. The Partnership collected the receivable in full in April 2009.

As of June 30, 2009, Columbia II owned 16 shopping centers, had total assets of $319.0 million, and a net loss of approximately $10,000 for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to Columbia II. During 2009, the Partnership did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, the Partnership has recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of June 30, 2009, Cameron owned one shopping center, had total assets of $110.6 million, and a net loss of approximately $484,000 for the six months ended. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since the inception of Cameron in 2004, the Partnership has not sold any properties to Cameron.

The Partnership co-invests with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which the Partnership has a 25% ownership interest. As of June 30, 2009, RegCal owned seven shopping centers, had total assets of $156.5 million, and net income of approximately $602,000 for the six months ended and the Partnership’s share of its total assets and net income was $39.1 million and approximately $150,000, respectively. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain that the Partnership recognizes on property sales to RegCal. During 2009, the Partnership did not sell any properties to RegCal. Since the inception of RegCal in 2004, the Partnership has recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

The Partnership co-invests with Macquarie CountryWide Trust of Australia (“MCW”) in four co-investment partnerships, one in which the Partnership has an ownership interest of 25% (“MCWR I”), two in which the Partnership has an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which the Partnership has an ownership interest of 16.35% (“MCWR-DESCO”). The Partnership’s investment with MCW totals $192.9 million and represents 4.5% of the Partnership’s total assets at June 30, 2009. At June 30, 2009, the MCW co-investment partnerships had total assets of $2.8 billion and a net loss of $102.9 million and the Partnership’s share of their total assets and net loss was $667.1 million and approximately $25.4 million respectively.

As of June 30, 2009, MCWR I owned nine shopping centers, had total assets of $112.5 million, and net income of $3.8 million for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, the Partnership has applied the Restricted Gain Method to determine the amount of gain the Partnership recognizes on property sales to MCWR I. During 2009, the Partnership did not sell

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

any properties to MCWR I. Since the inception of MCWR I in 2001, the Partnership has recognized gain of $27.5 million on partial sales to MCWR I and deferred gain of $46.9 million. On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. The Partnership is in the process of liquidating the partnership through a DIK, which provides for distribution of the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective ownership interest in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million based on third party appraisals, net of debt. As of June 30, 2009, MCW had received 27 properties and the Partnership had received four properties through the DIK. The four properties the Partnership had received had a fair value of $102.6 million, net of debt, and consistent with the Restricted Gain Method, the properties were recorded at the net carrying value of the Partnership’s equity investment of $21.1 million, net of deferred gain of $31.7 million. As a result, no gain or loss was recognized on the dissolution. The dissolution is expected to be completed by the end of 2009 subject to required lender consents for ownership transfer. The Partnership expects to receive the final two additional properties and MCW expects to receive the final seven additional properties by the end of 2009. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of June 30, 2009, MCWR II owned 86 shopping centers, had total assets of $2.2 billion and a net loss of $104.1 million for the six months ended. The net loss was primarily related to the provision for impairment recorded in June 2009 as a result of MCW’s decision to sell its interest in MCWR II. The Partnership considered MCW’s sale a “triggering event” for an impairment analysis and reviewed the MCWR II portfolio identifying 13 properties targeted for sale over the next three years. These properties were previously expected to be held and used long term and this change in the properties’ holding periods resulted in a provision for impairment of $99.8 million. See Note 16 for further discussion related to the MCW sale of its partnership interest. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, the Partnership will apply the Restricted Gain Method if properties are sold to MCWR II. During 2009, the Partnership did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, the Partnership has recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

As of June 30, 2009, MCWR III owned four shopping centers, had total assets of $65.5 million, and a net loss of approximately $190,000 for the six months ended. In January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, the Partnership will apply the Restricted Gain Method if properties are sold to MCWR III. During 2009, the Partnership did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, the Partnership has recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of June 30, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $386.4 million and recorded a net loss of $2.4 million for the six months ended. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, the Partnership has not sold any properties to MCWR-DESCO.

The Partnership co-invests with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which the Partnership has an ownership interest of 20%. As of June 30, 2009,

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

the Fund owned nine shopping centers, had total assets of $373.5 million, and recorded a net loss of $1.6 million for the six months ended and the Partnership’s share of its total assets and net loss was $74.6 million and approximately $216,000, respectively. The partnership agreement does not contain any DIK provisions that would require the Partnership to apply the Restricted Gain Method. During 2009, the Partnership did not sell any properties to the Fund. Since the inception of the Fund in 2006, the Partnership has recognized gain of $71.6 million on partial sales to the Fund and deferred gain of $17.9 million.

Summarized financial information for the investments in real estate partnerships on a combined basis, is as follows (in thousands):

	June 30, 2009	December 31, 2008
Investment in real estate, net	$3,918,628	4,518,783
Acquired lease intangible assets, net	146,664	186,141
Other assets	146,300	157,806

Total assets	$4,211,592	4,862,730

Notes payable	$2,470,830	2,792,450
Acquired lease intangible liabilities, net	88,039	97,146
Other liabilities	77,792	83,814
Members’ or Partners’ capital	1,574,931	1,889,320

Total liabilities and capital	$4,211,592	4,862,730

Investments in real estate partnerships had notes payable of $2.5 billion and $2.8 billion as of June 30, 2009 and December 31, 2008, respectively, and the Partnership’s proportionate share of these loans was $586.3 million and $664.1 million, respectively. The Partnership does not guarantee these loans except for two loans totaling $35.3 million related to its 50% investment interest in two single asset investments in real estate partnerships where the loan agreements contain “several” guarantees from each partner.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

As of June 30, 2009, scheduled principal repayments on notes payable of the investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	RCLP’s Pro-Rata Share
2009	$1,845	36,578	12,348	50,771	10,776
2010	3,664	645,223	26,685	675,572	167,811
2011	3,320	462,916	—	466,236	115,320
2012	4,050	247,907	—	251,957	62,255
2013	3,809	32,447	—	36,256	8,900
Beyond 5 Years	30,503	953,562	—	984,065	220,102
Unamortized debt premiums, net	—	5,973	—	5,973	1,161

Total	$47,191	2,384,606	39,033	2,470,830	586,325

The revenues and expenses for the investments in real estate partnerships on a combined basis are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Total revenues	$101,876	119,959	211,715	242,699

Operating expenses:
Depreciation and amortization	39,703	45,092	80,430	91,165
Operating and maintenance	14,883	16,359	31,761	34,299
General and administrative	3,054	2,988	4,668	5,176
Real estate taxes	14,512	15,326	30,001	30,875
Provision for impairment	99,789	—	99,789	—

Total operating expenses	171,941	79,765	246,649	161,515

Other expense (income):
Interest expense, net	34,404	36,688	67,856	72,928
(Gain) on sale of real estate	326	(9,113)	(6,106)	(13,502)
Other income	35	35	70	70

Total other expense (income)	34,765	27,610	61,820	59,496

Net income (loss)	$(104,830)	12,584	(96,754)	21,688

5.	Notes Receivable

The Partnership had notes receivable outstanding of $28.0 million and $31.4 million at June 30, 2009 and December 31, 2008, respectively. The notes receivable have fixed interest rates ranging from 6.0% to 10.0% with maturity dates through November 2014.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

6.	Acquired Lease Intangibles

The Partnership had acquired lease intangible assets, net of amortization, of $11.4 million and $12.9 million at June 30, 2009 and December 31, 2008, respectively, of which $11.0 million and $12.5 million, respectively relates to in-place leases. These in-place leases had a remaining weighted average amortization period of 5.8 years and the aggregate amortization expense recorded for these in-place leases was approximately $672,000 and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. The Partnership had above-market lease intangible assets, net of amortization, of approximately $391,000 and $442,000 at June 30, 2009 and December 31, 2008, respectively. The remaining weighted average amortization period was 3.9 years and the aggregate amortization expense recorded as a reduction to minimum rent for these above-market leases was approximately $26,000 and $30,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $52,000 and $59,000 for the six months ended June 30, 2009 and 2008, respectively.

The Partnership had acquired lease intangible liabilities, net of accretion, of $6.9 million and $7.9 million as of June 30, 2009 and December 31, 2008, respectively. The remaining weighted average accretion period is 4.4 years and the aggregate amount accreted as an increase to minimum rent for these below-market rents was approximately $484,000 and $811,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $991,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

7.	Income Taxes

Income tax (benefit) expense is included in other expenses in the accompanying Consolidated Statements of Operations and during the six months ended June 30, 2009 and 2008, the Partnership recorded an income tax benefit of approximately $190,000 and approximately $356,000, respectively.

During 2008, the Internal Revenue Service (“IRS”) commenced an examination of RRG’s U.S. income tax returns for 2006 and 2007 which was completed in June 2009. The IRS did not propose any adjustments to the open tax years under audit.

8.	Notes Payable and Unsecured Credit Facilities

In conjunction with properties distributed to us as part of the in-process liquidation of MCWR I, which began on January 14, 2009, the Partnership assumed mortgage loans with carrying values of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively.

On March 5, 2008, the Partnership entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide the Partnership with a $341.5 million, three-year term loan facility (the “Term Facility”) maturing in February 2011. The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at the Partnership’s discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 1.43% and 3.30% at June 30, 2009 and December 31, 2008, respectively, and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The balance on the Term Facility was $227.7 million at June 30, 2009 and December 31, 2008. There was no balance on the revolving credit facility at June 30, 2009 or December 31, 2008.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

The Partnership has a Line commitment (“the Line”) of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term maturing in February 2011 with a one-year extension at the Partnership’s option and a current interest rate of LIBOR plus 40 basis points subject to maintaining corporate credit and senior unsecured ratings at BBB+. The Partnership paid the $180.0 million balance on the Line in full in April 2009 and there was no balance at June 30, 2009. The balance on the Line was $70.0 million at December 31, 2008 with a contractual interest rate of 1.34% based on LIBOR plus 40 basis points.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), the Partnership has $941.5 million of total capacity and the spread paid is dependent upon the Partnership maintaining specific investment-grade ratings. The Partnership is also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to Fixed Charges, and other covenants customary with this type of unsecured financing. As of June 30, 2009, management of the Partnership believes it is in compliance with all financial covenants for the Unsecured credit facilities. The Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2018, whereas, interest on unsecured public debt is payable semi-annually and the debt matures over various terms through 2017. Fixed interest rates on mortgage loans range from 5.22% to 8.40% and average 6.32%. As of June 30, 2009, the Partnership had one variable rate mortgage loan in the amount of $5.0 million with an interest rate equal to LIBOR plus 350 basis points maturing on August 1, 2009. The Partnership has a commitment for a three-year extension and is currently negotiating new loan terms with the existing lender.

The Partnership’s outstanding debt at June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$288,589	235,150
Variable rate mortgage loans	5,049	5,130
Fixed rate unsecured loans	1,547,816	1,597,624

Total notes payable	1,841,454	1,837,904
Unsecured credit facilities	227,667	297,667

Total	$2,069,121	2,135,571

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

As of June 30, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2009	2,660	5,049	—	7,709
2010	5,393	17,043	160,000	182,436
2011	5,291	11,276	467,667	484,234
2012	5,609	—	250,000	255,609
2013	5,536	16,356	—	21,892
Beyond 5 Years	13,080	207,128	900,000	1,120,208
Unamortized debt discounts, net	—	(783)	(2,184)	(2,967)

Total	$37,569	256,069	1,775,483	2,069,121

(a)	Includes unsecured public debt and Unsecured credit facilities

9.	Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with forecasted issuances of debt (see “Objectives and Strategies” below for further discussion). The ineffective portion of the change in fair value of the derivatives will be amortized over the original terms of the hedged loans and recognized directly in earnings as interest expense. During the six months

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

ended June 30, 2009 and 2008, the Partnership had no hedge ineffectiveness that was recognized in earnings.

On April 16, 2009, the Partnership paid $20.0 million to settle and partially settle $106.0 million of its $396.7 million of interest rate swaps in place to hedge forecasted debt. On July 1, 2009, the Partnership closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a ten-year term.

Realized losses associated with the interest rate swaps settled in 2004, 2005 and April 2009 and unrealized gains or losses associated with the swaps entered into in 2006 have been included in accumulated other comprehensive loss in the accompanying Consolidated Statement of Changes in Capital and Comprehensive Income (Loss). The $20.0 million loss from the settlement and partial settlement of interest rate swaps will be amortized beginning in July 2009 when the Partnership closed on the forecasted debt. Unrealized gains or losses will not be amortized until such time that the probable debt issuances are completed as long as the interest rate swaps continue to qualify for hedge accounting.

The tables below represent the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
	2009	2008		2009	2008
Interest rate products	$(19,324)	653	Interest expense	$653	653

The unamortized balance of the settled interest rate swaps at June 30, 2009 and December 31, 2008 was $27.1 million and $7.8 million, respectively.

As of June 30, 2009, the Partnership had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Notional Value	Interest Rate	Maturity	Fair Value
$100,000	5.415%	09/15/20	(8,708)
90,700	5.399%	01/15/20	(10,208)
100,000	5.415%	09/15/20	(8,662)

$290,700			$(27,578)

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

The table below presents the fair value of the Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in thousands):

Liability Derivatives
As of June 30, 2009		As of December 31, 2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments	(27,578)	Derivative instruments	(83,691)

Non-designated Hedges

The Partnership does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Objectives and Strategies

For $90.7 million of the remaining Swaps, the Partnership continues to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. For $200.0 million of the remaining Swaps, the Partnership continues to expect to issue new debt for a term of seven to 12 years during the period between March 30, 2010 and March 30, 2011. The Partnership continuously monitors the capital markets and evaluates its ability to issue new debt to repay maturing debt or fund its commitments. Based upon the current capital markets, the Partnership’s current credit ratings, and the number of high quality, unencumbered properties that it owns which could collateralize borrowings, the Partnership expects that it will successfully issue new secured or unsecured debt to fund its obligations. However, in the current environment, interest rates on new issuances are expected to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issues above that of maturing debt would result in additional annual interest expense of $4.0 million in addition to the impact of the annual amortization that would be incurred as a result of settling the respective interest rate swaps.

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

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

As of June 30, 2009 the Partnership’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall were as follows (in thousands):

		Fair Value Measurements Using:
Liabilities	Balance	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(27,578)	—	(30,048)	2,470

Changes in Level 3 inputs are not sufficiently significant to warrant reconciliation for the six months ended June 30, 2009.

Impairment of Long-lived Assets

See Note 1(c) for a discussion on the inputs used in determining the fair value of long-lived assets. The Partnership has determined that the majority of the inputs used to value its long-lived assets fall within Level 2 of the fair value hierarchy.

The Partnership’s assets measured at fair value on a nonrecurring basis are those long-lived assets for which the Partnership has recorded a provision for impairment during the current period. The assets measured at fair value on a nonrecurring basis are as follows:

	Fair Value Measurements Using:
Assets	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses)
Long-lived assets held and used	$17,714	—	17,714	—	(2,369)

The following disclosures represent additional fair value measurements of assets and liabilities that are not recognized in the accompanying consolidated financial statements.

Notes Payable

The carrying value of the Partnership’s variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit markets, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to the Partnership for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations. Based on the estimates used by the Partnership, the fair value of notes payable and the Unsecured credit facilities was approximately $1.5 billion and $1.3 billion at June 30, 2009 and December 31, 2008.

Limited Partners

As of June 30, 2009 and December 31, 2008, the Partnership had 468,211 units outstanding. The redemption value of the units is based on the closing market price of Regency’s common stock, which was $34.91 and $46.70 per share as of June 30, 2009 and December 31, 2008, respectively, and the aggregate redemption value was $16.3 million and $21.9 million, respectively.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

At June 30, 2009, the Partnership held a majority interest in four consolidated entities with specified termination dates through 2049. The noncontolling interests in these entities will be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entities. The estimated fair value of the noncontrolling interests in entities with specified termination dates was approximately $9.0 million and $9.5 million at June 30, 2009 and December 31, 2008, respectively. Their related carrying value was $6.5 million and $6.3 million as of June 30, 2009 and December 31, 2008, respectively, which is included within noncontrolling interests of limited partners’ interest in consolidated partnerships in the accompanying Consolidated Balance Sheets.

11.	Regency’s Equity and Capital

Units of General Partner and Regency Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into common stock of the Company, and are redeemable at par upon Regency’s election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require the Company to redeem the securities at any time or for any purpose and the Company does not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of Preferred stock outstanding as of June 30, 2009 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Regency Common Stock

On April 24, 2009, the Company completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs. The funds were used to pay-off the balance of the Line, which had a balance of $180.0 million, and the remaining amount of approximately $130.0 million was deposited in the Partnership’s cash accounts to be used for future general working capital needs including repayment of maturing debt, investments

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

in real estate partnership capital calls to the extent required based on the Partnership’s respective ownership interest in such partnership, and costs to complete in-process development projects.

Preferred Units

At June 30, 2009 and December 31, 2008, the face value of the Series D Preferred Units was $50.0 million with a fixed distribution rate of 7.45% and recorded in the accompanying Consolidated Balance Sheets net of original issuance costs.

Terms and conditions for the Series D Preferred Units outstanding as of June 30, 2009 and December 31, 2008 are summarized as follows:

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

Limited Partners

As of June 30, 2009 and December 31, 2008, the Partnership had 468,211 units outstanding. See Note 10 for further discussion.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by the Partnership are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, the Partnership has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. At June 30, 2009 and December 31, 2008, the Partnership’s noncontrolling interest in these consolidated partnerships was $9.1 million and $8.0 million, respectively.

12.	Stock-Based Compensation

The Partnership recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations as follows, the components of which are further described below (in thousands):

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Restricted stock	$1,790	5,218	3,235	10,436
Stock options	—	247	—	494
Directors’ fees paid in common stock	70	107	157	212

Total	$1,860	5,572	3,392	11,142

The recorded amounts of stock-based compensation expense represent amortization of deferred compensation related to share-based payments in accordance with Statement 123(R). During 2009, compensation expense declined as a result of the Partnership reducing estimated payout amounts related to incentive compensation tied directly to Partnership performance. Compensation expense specifically identifiable to development and leasing activities is capitalized and included above. During the three months ended June 30, 2009 and 2008, compensation expense of approximately $897,000 and $2.0 million, respectively, was capitalized. During the six months ended June 30, 2009 and 2008, compensation expense of approximately $1.4 million and $4.0 million, respectively, was capitalized.

The Company established the Plan under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of common stock or stock options, but limits the issuance of common stock excluding stock options to no more than 2.75 million shares. At June 30, 2009, there were approximately 1.9 million shares available for grant under the Plan either through options or restricted stock. The Plan also limits outstanding awards to no more than 12% of outstanding common stock.

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

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

substantive characteristics of the instruments being valued. No stock options were granted during 2009.

The following table reports stock option activity during the six months ended June 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2008	574,027	$51.24
Less: Forfeited	7,282	64.49
Less: Expired	8,108	53.95

Outstanding – June 30, 2009	558,637	$51.02	4.4	(9,002)

Vested and expected to vest - June 30, 2009	558,637	$51.02	4.4	(9,002)

Exercisable - June 30, 2009	554,268	$50.73	4.4	(8,768)

There were no stock options exercised in the six months ended June 30, 2009. As of June 30, 2009, there was approximately $88,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan all of which is expected to be recognized in 2009. The Company issues new shares to fulfill option exercises from its authorized shares available.

The following table presents information regarding non-vested option activity during the six months ended June 30, 2009:

	Non-vested Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2008	180,020	$6.04
Less: Forfeited	2,307	8.78
Less: 2009 Vesting	173,344	5.96

Non-vested at June 30, 2009	4,369	$8.78

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each grant vary depending upon the participant’s responsibilities and position within the Company. The Company’s stock grants can be categorized into three types: (a) 4-year vesting, (b) performance-based vesting, and (c) 8-year cliff vesting.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

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

The following table reports non-vested restricted stock activity during the six months ended June 30, 2009:

	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested at December 31, 2008	508,773
Add: Granted	278,117		$39.09
Less: Vested and Distributed	256,000		$38.10
Less: Forfeited	29,331		$67.21

Non-vested at June 30, 2009	501,559	$17,509

As of June 30, 2009, there was $22.1 million of unrecognized compensation cost related to non-vested restricted stock granted under the Plan, when recognized is recorded in general partner preferred and common units of the accompanying Consolidated Statement of Changes in Capital and Comprehensive Income (Loss). This unrecognized compensation cost is expected to be recognized over the next four years, through 2013. The Company issues new restricted stock from its authorized shares available at the date of grant.

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

13.	Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit for the three months ended June 30, 2009 and 2008, respectively (in thousands except per unit data):

	2009	2008
Numerator:
Income (loss) from continuing operations	$(12,299)	31,821
Discontinued operations	1,014	6,365

Net income (loss)	(11,285)	38,186
Less: Preferred unit distributions	5,850	5,850
Less: Noncontrolling interests	137	225

Net income (loss) attributable to common unit holders	(17,272)	32,111
Less: Dividends paid on unvested restricted stock	232	360

Net income (loss) attributable to common units holders - basic and diluted	$(17,504)	31,751

Denominator:
Weighted average common units outstanding for basic EPU	77,577	69,865
Incremental units to be issued under common stock options	—	155

Weighted average common units outstanding for diluted EPU	77,577	70,020

Income (loss) per common unit – basic
Income (loss) from continuing operations	$(0.24)	0.36
Discontinued operations	0.01	0.09

Net income (loss) attributable to common unit holders per unit	$(0.23)	0.45

Income (loss) per common unit – diluted
Income (loss) from continuing operations	$(0.24)	0.36
Discontinued operations	0.01	0.09

Net income (loss) attributable to common unit holders per unit	$(0.23)	0.45

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

The following summarizes the calculation of basic and diluted earnings per unit for the six months ended June 30, 2009 and 2008, respectively (in thousands except per unit data):

	2009	2008
Numerator:
Income from continuing operations	$8,907	63,664
Discontinued operations	5,520	7,561

Net income	14,427	71,225
Less: Preferred unit distributions	11,700	11,700
Less: Noncontrolling interests	273	482

Net income attributable to common unit holders	2,454	59,043
Less: Dividends paid on unvested restricted stock	465	721

Net income attributable to common units holders - basic and diluted	$1,989	58,322

Denominator:
Weighted average common units outstanding for basic EPU	73,817	69,830
Incremental units to be issued under common stock options	—	124

Weighted average common units outstanding for diluted EPU	73,817	69,954

Income per common unit – basic
Income (loss) from continuing operations	$(0.05)	0.73
Discontinued operations	0.08	0.10

Net income attributable to common unit holders per unit	$0.03	0.83

Income per common unit – diluted
Income (loss) from continuing operations	$(0.05)	0.73
Discontinued operations	0.08	0.10

Net income attributable to common unit holders per unit	$0.03	0.83

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

14.	Commitments and Contingencies

The Partnership is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations, or liquidity. The Partnership is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Partnership believes that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. The Partnership has placed environmental insurance, when possible, on specific properties with known contamination, in order to mitigate its environmental risk. The Partnership monitors the shopping centers containing environmental issues and in certain cases voluntarily remediates the sites. The Partnership also has legal obligations to remediate certain sites and is in the process of doing so. The Partnership estimates the cost associated with these legal obligations to be approximately $2.6 million, all of which has been reserved in accounts payable and other liabilities on the accompanying Consolidated Balance Sheets. The Partnership believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations; however, it can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

15.	Restructuring Charges

In March 2009, the Partnership announced an additional restructuring plan designed to align employee headcount with the Partnership’s projected workload. As a result, the Partnership recorded restructuring charges of $2.2 million for employee severance and benefits related to the second employee reduction in force phase which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2009. The restructuring charges included severance benefits for 44 employees with no future service requirement and will be funded by September 2009 using cash from operations. The charges for the six months ended June 30, 2009 associated with the restructuring program are as follows (in thousands):

	Total Restructuring Charge	Payments through June 30, 2009	Accrual at June 30, 2009	Due within 12 months
Severance	$1,913	1,840	73	73
Health insurance	148	148	—	—
Placement services	178	160	18	18

Total	$2,239	2,148	91	91

Regency Centers, L. P.

Notes to Consolidated Financial Statements

June 30, 2009

16.	Subsequent Events

As previously discussed, Statement 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Partnership has evaluated subsequent events through the date of filing these financial statements with the SEC on August 10, 2009. See below for related subsequent event disclosures:

On August 10, 2009, the Company announced that RCLP commenced a cash tender offer (the “Tender Offer”) for any and all of the following notes (the “Notes”): $150 million 8.45% unsecured notes due September 1, 2010, $10 million 8.00% unsecured notes due Decembers 15, 2010, $220 million 7.95% unsecured notes due January 15, 2011, and $20 million 7.25% unsecured notes due December 12, 2011. The consideration payable for the Notes purchased in the Tender Offer will be $1,035 per $1,000 principal amount of Notes, plus accrued and unpaid interest to, but not including, the payment date. The Tender Offer will expire at 5:00 p.m., New York City time, on Monday, August 17, 2009, unless extended or terminated earlier by RCLP. RCLP is making the Tender Offer only by, and pursuant to the terms of, an Offer to Purchase dated August 10, 2009 and a related Letter of Transmittal. This Form 10-Q is neither an offer to purchase nor a solicitation to buy any of the Notes nor is it a solicitation for acceptance of the Tender Offer.

As discussed in Note 9, on July 1, 2009, the Partnership closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a ten-year term.

On July 17, 2009, Regency announced that its co-investment partner, MCW, has agreed to sell its interest in MCWR II, an existing co-investment partnership between MCW and Regency, to Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System (“CalPERS”) and an affiliate of First Washington Realty, Inc. In conjunction with the sale, Regency has options to increase its ownership in MCWR II to 40%.

Contracts have been signed for a phased sale process that will result in multiple closings over the next 24 months. The first phase involved the sale of 45% of the partnership to GRI which closed on July 31, 2009 and Regency received a disposition fee of $7.8 million at closing. The second phase involves the sale of an additional 15% of the partnership to GRI and is scheduled to close upon receipt of lender consents for the balance of the property-level loans.

Regency has two options to increase its ownership in the partnership by up to 15% in total. One option allows Regency to purchase up to an additional 10% interest in the portfolio from MCW which must be exercised within 21 months of the initial closing. If Regency chooses not to exercise the additional 10% option, the option would be available to GRI. If GRI does not purchase the remaining 10%, MCW can initiate a DIK to recover its remaining 10% interest. The other option allows Regency to purchase up to an additional 5% interest in the partnership from MCW which must be exercised by the later of March 31, 2010, or GRI’s second phase closing. In the event that Regency does not exercise the 5% option, GRI must acquire the additional 5% interest.

Assuming Regency exercises all of its options, Regency’s ownership in MCW II will increase to 40% and GRI would own 60% of the partnership. Regency will remain the managing member of the partnership and retain property management and leasing responsibilities. For its services and efforts, Regency will receive a disposition fee from MCW equal to 1% of the gross sales price paid by GRI for MCW’s partnership interest and a 7.7% discount on its purchase options. If the discounted purchase options are not exercised by Regency, Regency will receive cash payments of up to $17.0 million.

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

Overview of Our Operating Strategy

Regency is a qualified real estate investment trust (“REIT”), which began operations in 1993. Our primary operating and investment goal is long-term growth in earnings and total unit holder return, which we work to achieve by focusing on a strategy of owning, operating and developing high-quality community and neighborhood shopping centers that are tenanted by market-dominant grocers, category-leading anchors, specialty retailers and restaurants located in areas with above average household incomes and population densities. All of Regency’s operating, investing and financing activities are performed through its operating partnership, Regency Centers, L.P., RCLP’s wholly owned subsidiaries, and through its investments in real estate partnerships with third parties (also referred to as co-investment partnerships or joint ventures). Regency currently owns 99% of the outstanding operating partnership units of RCLP.

At June 30, 2009, we directly owned 226 shopping centers (the “Consolidated Properties”) located in 24 states representing 24.3 million square feet of gross leasable area (“GLA”). Our cost of these shopping centers and those under development is $4.2 billion before depreciation. Through co-investment partnerships, we own partial ownership interests in 183 shopping centers (the “Unconsolidated Properties”) located in 26 states and the District of Columbia representing 22.0 million square feet of GLA. Our investment in the partnerships that own the Unconsolidated Properties is $338.1 million. Certain portfolio information described below is presented (a) on a Combined Basis, which is a total of the Consolidated Properties and the Unconsolidated Properties, (b) for our Consolidated Properties only and (c) for the Unconsolidated Properties that we own through co-investment partnerships. We believe that presenting the information under these methods provides a more complete understanding of the properties that we wholly-own versus those that we indirectly own through entities we do not control, but for which we provide asset management, disposition, property management, leasing, investing and financing services. The shopping center portfolio that we manage, on a Combined Basis, represents 409 shopping centers located in 29 states and the District of Columbia and contains 46.3 million square feet of GLA.

We earn revenues and generate cash flow by leasing space in our shopping centers to market-leading grocers, major retail anchors, specialty side-shop retailers, and restaurants, including ground leasing or selling building pads (out-parcels) to these potential tenants. Historically, we have experienced growth in revenues by increasing occupancy and rental rates at currently owned shopping centers, and by acquiring and developing new shopping centers. Community and neighborhood shopping centers generate substantial daily traffic by conveniently offering necessities and services. This high traffic generates increased sales, thereby driving higher occupancy and rental-rate growth, which we expect will sustain our growth in earnings per unit and increase the value of our portfolio over the long term.

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

The current economic recession has negatively impacted our results. We are experiencing slower lease up and less tenant demand for vacant space as well as a higher level of retail store closings and collection losses in our shopping centers. These factors have contributed to a decline in our occupancy percentages and rental revenues.

We are closely monitoring certain national tenants who have negotiated co-tenancy clauses in their lease agreements. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As the current recession continues to depress retail sales, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help to mitigate the current economy’s negative impact on our shopping centers. However, the negative impact could still be significant, especially in our larger format community shopping centers that contain a substantial number of tenant leases with co-tenancy clauses.

We are closely monitoring the operating performance, collections, and tenants’ sales in our shopping centers including those tenants operating retail formats that are experiencing significant changes in competition, business practice, reductions in sales and store closings in other locations. We expect as the current economic downturn continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. During the three months ended June 30, 2009, we experienced a higher tenant default rate as compared to previous quarters primarily related to our local tenants, which are generally defined as tenants operating five or fewer stores, primarily restaurants, fitness, dry cleaners and tanning salons, to name a few. In addition, we noted significant deterioration in our overall accounts receivable collection rate.

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

In the near term, fewer new store openings amongst retailers is resulting in reduced demand for new retail space and is causing corresponding reductions in new leasing rental rates and development pre-leasing. As a result, we have been and are significantly reducing our development program by decreasing the number of new projects started, phasing existing developments that lack retail demand, and decreasing related general and administrative expense. Although our development program will continue to be a significant part of our long term business strategy, new development projects will always be rigorously evaluated in regard to availability of capital, visibility of tenant demand to achieve a stabilized occupancy, and sufficient investment returns.

We strive to maintain a conservative capital structure, with the objective of maintaining our investment-grade ratings. Our approach is founded on a combination of maintaining a strong balance sheet and capital recycling to fund our future capital commitments and growth. The strength of our balance sheet is directly related to maintaining conservative debt to asset, debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and fixed charge coverage ratios. Further, we endeavor to maintain a high percentage of unencumbered assets, currently 86.5% of total real estate assets, which increases access to the mortgage markets as evidenced by the Allianz mortgage loan discussed below under “Liquidity and Capital Resources”; maintain significant cash balances, currently $126.8 million as of June 30, 2009; and maintain a significant unused portion of our line of credit commitment, which currently has no outstanding balance.

Capital recycling involves contributing shopping centers to co-investment partnerships and culling non-strategic assets from our real estate portfolio and selling those on the open market. These sales proceeds are either reserved for future capital commitments related to in process development or debt maturities, or re-deployed into new, high-quality developments and acquisitions that will generate sustainable revenue growth and attractive returns. To the extent that we are unable to execute our capital recycling program or generate adequate sources of capital, we will significantly reduce and even stop new investment activity.

Co-investment partnerships provide us with a reliable capital source for new developments and acquisitions, as well as the opportunity to earn fees for asset management, property management, and disposition services. As asset manager, we are engaged by our partners to apply similar operating, investment and capital strategies to the portfolios owned by the co-investment partnerships as those applied to the portfolio that we wholly-own. Co-investment partnerships grow their shopping center investments through acquisitions from third parties or direct purchases from us. Although selling properties to co-investment partnerships reduces our direct ownership interest, it provides a source of capital that further strengthens our balance sheet while we continue to share, to the extent of our ownership interest, in the risks and rewards of shopping centers that meet our high quality standards and long-term investment strategy.

The current lack of liquidity in the capital markets is having a corresponding effect on new investment activity in our co-investment partnerships. Our co-investment partnerships have significant levels of debt, 59.1% of which will mature through 2012, and are subject to significant refinancing risks. As a result of declines in real estate values during the current recession, the refinancing of maturing loans will require us and our joint venture partners to each contribute our respective pro-rata share of capital to the joint ventures in order to reduce refinancing requirements to acceptable loan to value levels required for new financings. While we have been successful refinancing maturing loans, the longer-term impact of the current economic crisis on our ability to access capital, including access by our joint venture partners, or to obtain future financing to fund maturing debt is unclear. While we believe that our partners have sufficient capital or access thereto for these future capital requirements, we can provide no assurance that the constrained capital markets will not inhibit their ability to access capital and meet their future funding requirements. The impact to Regency of a co-investment partner defaulting on its share of a capital call is discussed below under “Liquidity and Capital Resources”.

Shopping Center Portfolio

The following tables summarize general information related to our shopping center portfolio, which we use to evaluate and monitor our performance.

	June 30, 2009	December 31, 2008
Number of Properties (a) (d)	409	440
Number of Properties (b) (d)	226	224
Number of Properties (c) (d)	183	216
Properties in Development (a)	41	45
Properties in Development (b)	40	44
Properties in Development (c)	1	1
Gross Leasable Area (a)	46,267,519	49,644,545
Gross Leasable Area (b)	24,302,260	24,176,536
Gross Leasable Area (c)	21,965,259	25,468,009
Percent Leased (a)	91.8%	92.3%
Percent Leased (b)	90.2%	90.2%
Percent Leased (c)	93.6%	94.3%

(a)	Combined Basis (includes properties owned by unconsolidated co-investment partnerships)

( b)	Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships)

(c)	Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships)

( d)	Includes Properties in Development

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

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented on a Combined Basis (includes properties owned by unconsolidated co-investment partnerships):

	June 30, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	72	8,990,930	19.4%	91.8%	76	9,597,194	19.3%	91.9%
Florida	54	5,341,110	11.5%	92.7%	60	6,050,697	12.2%	93.9%
Texas	36	4,403,510	9.5%	90.5%	36	4,404,025	8.9%	90.5%
Virginia	29	3,728,926	8.1%	94.9%	30	3,799,919	7.6%	95.6%
Illinois	23	2,773,048	6.0%	89.0%	24	2,901,919	5.8%	90.0%
Ohio	16	2,510,659	5.5%	87.4%	17	2,631,530	5.3%	86.7%
Missouri	23	2,265,422	4.9%	97.2%	23	2,265,422	4.6%	96.8%
Colorado	20	2,074,966	4.5%	89.8%	22	2,285,926	4.6%	91.4%
North Carolina	14	2,027,939	4.4%	90.6%	15	2,107,442	4.2%	91.9%
Georgia	23	2,019,330	4.4%	91.6%	30	2,648,555	5.3%	92.7%
Maryland	16	1,873,760	4.0%	92.8%	16	1,873,759	3.8%	94.0%
Pennsylvania	12	1,419,672	3.1%	91.1%	12	1,441,791	2.9%	90.1%
Washington	11	1,038,514	2.2%	97.1%	13	1,255,836	2.5%	97.0%
Oregon	10	976,679	2.1%	97.2%	11	1,087,738	2.2%	97.1%
Tennessee	8	570,235	1.2%	91.1%	8	574,114	1.2%	92.0%
Massachusetts	3	561,186	1.2%	94.3%	3	561,186	1.1%	93.4%
Nevada	3	531,068	1.1%	81.4%	3	528,368	1.1%	83.4%
Arizona	4	496,073	1.1%	84.7%	4	496,073	1.0%	94.3%
Minnesota	3	483,938	1.0%	97.1%	3	483,938	1.0%	92.9%
Delaware	4	472,005	1.0%	94.0%	4	472,005	0.9%	95.2%
South Carolina	6	360,719	0.8%	95.6%	8	451,494	0.9%	96.7%
Indiana	6	273,257	0.6%	80.3%	6	273,279	0.6%	76.4%
Wisconsin	2	269,128	0.6%	97.7%	2	269,128	0.5%	97.7%
Alabama	2	203,206	0.4%	70.1%	3	278,299	0.6%	78.3%
Connecticut	1	179,860	0.4%	100.0%	1	179,860	0.4%	100.0%
New Jersey	2	156,482	0.3%	96.2%	2	156,482	0.3%	96.2%
Michigan	2	118,273	0.3%	83.7%	2	118,273	0.2%	84.9%
New Hampshire	1	84,793	0.2%	80.9%	1	84,793	0.2%	80.4%
Dist. of Columbia	2	39,647	0.1%	100.0%	2	39,647	0.1%	100.0%
Kentucky	1	23,184	0.1%	63.7%	3	325,853	0.7%	90.2%

Total	409	46,267,519	100.0%	91.8%	440	49,644,545	100.0%	92.3%

The Combined Properties include the consolidated and unconsolidated properties encumbered by mortgage loans of $293.6 million and $2.4 billion, respectively.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	June 30, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	47	5,747,408	23.7%	91.1%	46	5,668,350	23.5%	89.7%
Florida	42	4,264,157	17.5%	92.7%	41	4,198,414	17.4%	94.4%
Texas	28	3,370,865	13.9%	89.9%	28	3,371,380	13.9%	89.9%
Ohio	14	1,973,586	8.1%	86.3%	14	1,985,392	8.2%	85.3%
Georgia	17	1,507,612	6.2%	90.7%	16	1,409,622	5.8%	92.0%
Colorado	14	1,127,722	4.7%	85.7%	14	1,130,771	4.7%	86.2%
Virginia	7	954,497	3.9%	91.6%	7	958,825	4.0%	90.8%
North Carolina	9	951,177	3.9%	94.1%	9	951,177	3.9%	94.6%
Oregon	8	735,527	3.0%	98.0%	8	733,068	3.0%	98.4%
Tennessee	7	484,170	2.0%	90.2%	7	488,049	2.0%	91.2%
Washington	6	461,073	1.9%	95.2%	7	538,155	2.2%	95.9%
Nevada	2	432,004	1.8%	78.6%	2	429,304	1.8%	81.1%
Illinois	3	414,996	1.7%	83.3%	3	414,996	1.7%	84.7%
Arizona	3	388,440	1.6%	85.5%	3	388,440	1.6%	93.0%
Massachusetts	2	375,907	1.5%	91.5%	2	375,907	1.6%	90.5%
Pennsylvania	4	325,886	1.3%	84.9%	4	347,430	1.4%	77.6%
Delaware	2	240,418	1.0%	99.2%	2	240,418	1.0%	99.2%
Michigan	2	118,273	0.5%	83.7%	2	118,273	0.5%	84.9%
Maryland	1	106,915	0.4%	77.8%	1	106,915	0.4%	77.8%
New Hampshire	1	84,793	0.4%	80.9%	1	84,793	0.4%	80.4%
Alabama	1	84,740	0.4%	73.2%	1	84,741	0.4%	68.7%
South Carolina	2	74,422	0.3%	90.6%	2	74,422	0.3%	90.6%
Indiana	3	54,488	0.2%	48.7%	3	54,510	0.2%	34.1%
Kentucky	1	23,184	0.1%	63.7%	1	23,184	0.1%	33.6%

Total	226	24,302,260	100.0%	90.2%	224	24,176,536	100.0%	90.2%

The Consolidated Properties are encumbered by mortgage loans of $293.6 million.

The following table is a list of the shopping centers summarized by state and in order of largest holdings presented for Unconsolidated Properties (only properties owned by unconsolidated co-investment partnerships):

	June 30, 2009				December 31, 2008
Location	# Properties	GLA	% of Total GLA	% Leased	# Properties	GLA	% of Total GLA	% Leased
California	25	3,243,522	14.8%	93.0%	30	3,928,844	15.4%	94.9%
Virginia	22	2,774,429	12.6%	96.0%	23	2,841,094	11.2%	97.2%
Illinois	20	2,358,052	10.7%	90.0%	21	2,486,923	9.8%	90.9%
Missouri	23	2,265,422	10.3%	97.2%	23	2,265,422	8.9%	96.8%
Maryland	15	1,766,845	8.0%	93.7%	15	1,766,844	6.9%	95.0%
Pennsylvania	8	1,093,786	5.0%	92.9%	8	1,094,361	4.3%	94.1%
Florida	12	1,076,953	4.9%	92.6%	19	1,852,283	7.3%	92.6%
North Carolina	5	1,076,762	4.9%	87.5%	6	1,156,265	4.5%	89.7%
Texas	8	1,032,645	4.7%	92.6%	8	1,032,645	4.0%	92.6%
Colorado	6	947,244	4.3%	94.7%	8	1,155,155	4.5%	96.4%
Washington	5	577,441	2.6%	98.6%	6	717,681	2.8%	97.8%
Ohio	2	537,073	2.5%	91.6%	3	646,138	2.5%	91.0%
Georgia	6	511,718	2.3%	94.3%	14	1,238,933	4.9%	93.6%
Minnesota	3	483,938	2.2%	97.1%	3	483,938	1.9%	92.9%
South Carolina	4	286,297	1.3%	96.9%	6	377,072	1.5%	98.0%
Wisconsin	2	269,128	1.2%	97.7%	2	269,128	1.1%	97.7%
Oregon	2	241,152	1.1%	94.6%	3	354,670	1.4%	94.3%
Delaware	2	231,587	1.1%	88.5%	2	231,587	0.9%	91.1%
Indiana	3	218,769	1.0%	88.2%	3	218,769	0.9%	87.0%
Massachusetts	1	185,279	0.9%	100.0%	1	185,279	0.7%	99.4%
Connecticut	1	179,860	0.8%	100.0%	1	179,860	0.7%	100.0%
New Jersey	2	156,482	0.7%	96.2%	2	156,482	0.6%	96.2%
Alabama	1	118,466	0.5%	67.9%	2	193,558	0.8%	82.5%
Arizona	1	107,633	0.5%	81.9%	1	107,633	0.4%	98.9%
Nevada	1	99,064	0.5%	93.4%	1	99,064	0.4%	93.0%
Tennessee	1	86,065	0.4%	96.2%	1	86,065	0.3%	96.2%
Dist. of Columbia	2	39,647	0.2%	100.0%	2	39,647	0.2%	100.0%
Kentucky	—	—	—	—	2	302,669	1.2%	94.6%

Total	183	21,965,259	100.0%	93.6%	216	25,468,009	100.0%	94.3%

The Unconsolidated Properties are encumbered by mortgage loans of $2.4 billion.

The following table summarizes our four largest tenants, each of which is a grocery tenant, occupying the shopping centers at June 30, 2009:

Grocery Anchor	Number of Stores (a)	Percentage of Partnership- owned GLA (b)	Percentage of Annualized Base Rent (b)
Kroger	56	8.6%	5.4%
Publix	56	6.8%	4.2%
Safeway	62	5.7%	3.7%
Super Valu	34	3.3%	2.6%

(a)	For the Combined Properties including stores owned by grocery anchors that are attached to our centers.

(b)	GLA and annualized base rent include the Consolidated Properties plus RCLP’s pro-rata share of the Unconsolidated Properties.

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

In June 2009, EJ’s Shoes filed for Chapter 11 bankruptcy protection. EJ’s Shoes has not yet assumed or rejected its lease at its only location in one of our shopping centers. The annual base rent on a pro-rata basis associated with this store is approximately $177,000 or less than 1% of our annual base rent on a pro-rata basis.

In June 2009, Eddie Bauer filed for Chapter 11 bankruptcy protection. Eddie Bauer has not yet assumed or rejected its leases at its two locations in our shopping centers. The annual base rent on a pro-rata basis associated with these two stores is approximately $341,000 or less than 1% of our annual base rent on a pro-rata basis.

In March 2009, Bi-Lo Supermarkets filed for Chapter 11 bankruptcy protection. Bi-Lo has not yet assumed or rejected its lease at its only location in one of our shopping centers. The annual base rent on a pro-rata basis associated with this store is approximately $102,000 or less than 1% of our annual base rent on a pro-rata basis.

In February 2009, S&K Menswear filed for Chapter 11 bankruptcy protection. S&K Menswear has rejected all three leases in our shopping centers and one remains active. The annual base rent on a pro-rata basis associated with this store is approximately $115,000 or less than 1% of our annual base rent on a pro-rata basis.

In February 2009, Ritz Camera/Wolf Camera/Boater’s World (“Ritz”) filed for Chapter 11 bankruptcy protection. Ritz has rejected eight leases in our shopping centers and three remain active. The annual base rent on a pro-rata basis associated with these active leases is approximately $184,000 or less than 1% of our annual base rent on a pro-rata basis.

In December 2008, Bally’s Total Fitness filed for Chapter 11 bankruptcy protection. Bally’s Total Fitness has rejected one lease in our shopping centers. The annual base rent on a pro-rata basis associated with this store is approximately $84,000 or less than 1% of our annual base rent on a pro-rata basis.

In September 2008, Washington Mutual (“WaMu”) was taken over by the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Through receivership proceedings the FDIC can reject leases. To date, the FDIC has rejected 11 of the 26 WaMu leases in our shopping centers. The annual base rent on a pro-rata basis associated with these 15 stores is approximately $1.3 million or less than 1% of our annual base rent on a pro-rata basis.

In October 2007, Movie Gallery filed for Chapter 11 bankruptcy protection. We currently have 16 Movie Gallery stores occupying our shopping centers. The annual base rent on a pro-rata basis associated with these 16 stores is approximately $1.1 million or less than 1%. At June 30, 2009, we were closely monitoring leases with 95 video rental stores including Movie Gallery representing $7.6 million of annual base rent on a pro-rata basis.

We continue to monitor tenants who have announced store closings and we expect as the current economic downturn continues, additional retailers will announce store closings and/or bankruptcies that could affect our shopping centers. During the three months ended June 30, 2009, we experienced a higher tenant default rate as compared to previous quarters primarily related to our local tenants, which are generally defined as tenants operating five or fewer stores, primarily restaurants, fitness, dry cleaners and tanning salons, to name a few. In addition, we noted significant deterioration in our overall accounts receivable collection rate. As a result, we increased our allowance for doubtful accounts as described further below within our results from operations.

We are closely monitoring certain national tenants who have negotiated co-tenancy clauses in their lease agreements. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As the current recession continues to depress retail sales, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses. We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help to mitigate the current economy’s negative impact on our shopping centers. However, the negative impact could still be significant, especially in our larger format community shopping centers that contain a substantial number of tenant leases with co-tenancy clauses. We are not currently aware of the pending bankruptcy of any tenants in our shopping centers that would cause a significant reduction in our revenues; however, we continue to monitor and communicate with those tenants experiencing financial distress in the current economic environment. No tenant represents more than 6% of our annual base rent on a pro-rata basis.

Liquidity and Capital Resources

The following table summarizes net cash flows related to operating, investing, and financing activities for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Net cash provided by operating activities	$103,393	113,950
Net cash used in investing activities	(84,815)	(154,503)
Net cash provided by financing activities	86,681	63,489

Net increase in cash and equivalents	$105,259	22,936

As of June 30, 2009, we estimate that we will require approximately $918.1 million through 2011 to repay $642.1 million of maturing debt, complete in-process developments, and to fund estimated capital calls from co-investment partnerships for mortgage refinancings of $124.3 million (our “Future Capital Needs”). We have begun executing our plan to source the necessary funds to meet these Future Capital Needs. Commitments available to us under our unsecured line of credit (the “Line”) and revolving credit facility total $713.8 million. As of August 10, 2009, we had no balance outstanding on the Line or the revolving credit facility. The Line is available to us through January 2011, at which time we have the option to extend $600.0 million of the commitment to January 2012. On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties (the “Allianz Loan”). On April 24, 2009, we completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs, a portion of which was used to fully repay the $180.0 million balance on the Line and fund construction costs. On July 1, 2009 our cash balance including the proceeds from the Allianz Loan approximated $232.8 million. We expect to fund additional Future Capital Needs through issuances of new long-term debt as existing loans mature in the future. Capital required for the remainder of 2009 is estimated to be $73.7 million related primarily to construction costs of in-process development projects.

We expect that cash generated from operating activities will provide the necessary funds to pay our operating expenses, interest expense, scheduled principal payments on outstanding debt, and capital expenditures necessary to maintain our shopping centers. During the six months ended June 30, 2009 and 2008, we incurred capital expenditures to maintain our shopping centers of $4.9 million and $6.1 million; we paid scheduled principal payments of $2.6 million and $2.3 million to our lenders on mortgage loans; and we paid distributions to our unit holders of $98.2 million and $111.4 million, respectively. Regency’s Board of Directors continuously reviews the Company’s operations and will make decisions about future dividend payments on a quarterly basis. In May, 2009, as part of our plan to source the necessary funds to meet our Future Capital Needs, Regency’s Board of Directors reduced the quarterly dividend to $0.4625 per share as compared to quarterly dividends paid during 2008 of $0.725 per share. The estimated aggregate funds that the Company will retain from the reduced dividend will approximate $55.4 million annually. Although the dividend amount has been reduced, Regency’s dividend policy remains unchanged in that they expect to continue paying an aggregate amount of dividends to their shareholders that approximates its REIT taxable income.

At June 30, 2009 we had 41 properties under construction or undergoing major renovations on a Combined Basis, which when completed, will represent a net investment of $868.0 million after projected sales of adjacent land and out-parcels. This compares to 45 properties that were under construction at December 31, 2008 representing an investment of $993.2 million upon completion. We estimate that we will earn an average return on investment from our current development projects of 7.3% when completed and fully leased. Average returns have declined over previous years primarily as a result of higher costs associated with the acquisition of land and construction, longer lease up periods, and reduced market rental rates. Costs necessary to complete the current development projects, net of reimbursements and projected land sales, are estimated to be approximately $97.9 million and will likely be expended through 2012.

We expect to repay maturing secured mortgage loans and credit lines primarily from similar new issues. We have $33.4 million of secured mortgage loans maturing through 2011. Our joint ventures have $1.2 billion of secured mortgage loans and credit lines maturing through 2011, and our pro-rata share is $292.0 million. We believe that in order to refinance the maturing joint venture loans, we, along with our partners, will be required to contribute our pro-rata share based on our respective ownership interest percentage of the capital necessary to reduce the refinancing amounts to acceptable loan to value levels required for this type of financing in the current commercial mortgage markets. Currently, the estimated total capital contributions to our joint ventures from all partners for the repayment of maturing debt, net of the proceeds from new debt issues, is estimated to be in a range of 40% - 45% of the maturing loan balances. However, in certain cases, we may not be able to refinance properties that lack anchor tenants, are anchored by under-performing stores, or are operating in weak markets, which would require full loan repayment at maturity. We intend to fund our pro-rata share of any capital calls from our Line, revolving credit facility or available cash balances. A more detailed loan maturity schedule is included below under Notes Payable.

We believe that our partners have sufficient capital or access thereto for these future capital requirements, however, we can provide no assurance that the current economic crisis will not inhibit their ability to access capital and meet their future funding requirements. We communicate with our co-investment partners regularly regarding the operating and capital budgets of our co-investment partnerships, and believe that we will successfully facilitate the refinancing of maturing debt in the current challenging capital markets, and when necessary, execute partnership owned asset sales to generate capital for debt repayments or facilitate the full or partial sale of a partner’s interest to a more financially sound investor partner. However, in the event that a co-investment partner was unable to fund its share of the capital requirements of the partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call at an interest rate at the lesser of prime plus a pre-defined spread or the maximum rate allowed by law. A decision to loan to a defaulting partner, which would be secured by the defaulting partner’s partnership interest, would be subject to our evaluation of our own capital commitments and sources to fund those commitments. Alternatively, should we determine that our partners will not have sufficient capital to meet future requirements, we would have the right to trigger liquidation of the partnership. For the co-investment partnerships that have distribution-in-kind provisions, and own multiple properties, a liquidation of the partnership could be completed by either a distribution in kind of the properties to each partner in proportion to its partnership interest, open market sale, or a combination of both methods. Our co-investment partnership properties have been financed with non-recourse loans that represent 98.6% of the total debt of the unconsolidated co-investment partnerships at June 30, 2009 including lines of credit. We and our partners have no guarantees related to these loans. In those partnerships which have distribution-in-kind provisions, if we trigger liquidation by distribution in kind, each partner would receive title to properties selected in a rotation process for distribution and would assume any related loans secured by the properties distributed. The loan agreements generally provide for assumption by either partner after obtaining any required lender consent. We would only be responsible for those loans we assume through the distribution in kind, and only to the extent of the value of the property we receive since after assumption through the distribution in kind the loans would remain non-recourse. We also have a 50% investment interest in two single asset joint ventures with loans totaling $35.3 million which contain guarantees from each partner limited however to each partner’s respective 50% interest. These loans were originated for the purpose of real estate development.

We currently expect that maturing unsecured public debt will be repaid from the proceeds of similar new unsecured issues in the future if those capital markets are available, although in the current environment, new issues are significantly more expensive than historical issues. To the extent that issuing unsecured debt in the public markets is cost prohibitive or unavailable, we believe that we have sufficient unsecured assets that we could finance with secured mortgages and repay the unsecured public debt. We have $160.0 million and $240.0 million of public debt maturing in 2010 and 2011, respectively, which are included in the Future Capital Needs described above. Our joint ventures are currently unrated and therefore unable to issue public debt.

Our preferred stock and preferred units, though callable by us, are not redeemable in cash at the option of the holders.

Although common or preferred equity raised in the public markets is a funding option, given the state of the current capital markets, Regency’s access to these markets could be limited even though Regency successfully completed a $325.0 million, 10.0 million common shares public offering in April 2009. When conditions for the issuance of equity are acceptable, Regency might consider issuing new equity to fund new investment opportunities, fund new developments or repay maturing debt as part of a financing plan to maintain our leverage ratios at acceptable levels. At June 30, 2009, Regency had an unlimited amount available under its shelf registration for equity securities and RCLP had an unlimited amount available under its shelf registration for debt.

Investments in Real Estate Partnerships

We account for certain investments in real estate partnerships using the equity method. We have determined that these investments are not variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and do not require consolidation under Emerging Issues Task Force Issue (“EITF”) No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) or the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), and therefore are subject to the voting interest model in determining our basis of accounting. Major decisions, including property acquisitions not meeting pre-established investment criteria, dispositions, financings, annual budgets and dissolution of the ventures are subject to the approval of all partners.

We account for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“Statement 66”). Recognition of gains from sales to co-investment partnerships is recorded on only that portion of the sales not attributable to our ownership interest unless there are certain provisions in the partnership agreement which allows us a unilateral right to initiate a distribution in kind (“DIK”) upon liquidation, as described further below under our Critical Accounting Policies and Note 1(b) Summary of Significant Accounting Policies in our Consolidated Financial Statements each included herein. The presence of such DIK provisions requires that we apply a more restrictive method of gain recognition (“Restricted Gain Method”) on sales of properties to these co-investment partnerships. This method considers our potential ability to receive property through a DIK on which partial gain has been recognized, and ensures maximum gain deferral upon sale to a partnership containing these unilateral DIK rights (“DIK-JV”). We have concluded, through consultation with our auditors and the staff of the Securities and Exchange Commission (“SEC”), that these dissolution provisions constitute in-substance call/put options under the guidance of Statement 66, and represent a form of continuing involvement with respect to property that we have sold to these DIK-JV’s.

The operations and gains related to properties sold to our investments in real estate partnerships are not classified as discontinued operations because we continue to provide to these shopping centers property management services under market rate agreements with our co-investment partnerships. For those properties acquired by the joint venture from unrelated parties, we are required to contribute our pro-rata share based on our ownership interest of the purchase price to the partnerships.

At June 30, 2009, we had investments in real estate partnerships of $338.1 million. The following table is a summary of unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share (see note below) at June 30, 2009 and December 31, 2008 (dollars in thousands):

	2009	2008
Number of Joint Ventures	18	19
RCLP’s Ownership	16.35%-50%	16.35%-50%
Number of Properties	183	216
Combined Assets	$4,211,592	$4,862,730
Combined Liabilities	2,636,661	2,973,410
Combined Equity	1,574,931	1,889,320
RCLP’s Share of (a):
Assets	$1,009,665	$1,171,218
Liabilities	623,600	705,452

( a)

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

Investments in real estate partnerships are primarily composed of co-investment partnerships in which we currently invest with three co-investment partners and an open-end real estate fund (“Regency Retail Partners” or the “Fund”), as further described below. In addition to earning our pro-rata share of net income or loss (including impairments) in each of these partnerships, we receive market-based fees for asset management, disposition, property management, leasing, investment, and financing services.

During the six months ended June 30, 2009 and 2008, we received fees from these co-investment partnerships of $13.7 million and $20.2 million, respectively.

Our investments in real estate partnerships as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	Ownership	2009	2008
Macquarie CountryWide-Regency (MCWR I)	25.00%	$4,545	11,137
Macquarie CountryWide Direct (MCWR I)	25.00%	—	3,760
Macquarie CountryWide-Regency II (MCWR II)	24.95%	162,850	197,602
Macquarie CountryWide-Regency III (MCWR III)	24.95%	422	623
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	25,084	21,924
Columbia Regency Retail Partners (Columbia I)	20.00%	29,063	29,704
Columbia Regency Partners II (Columbia II)	20.00%	11,865	12,858
Cameron Village LLC (Cameron)	30.00%	18,851	19,479
RegCal, LLC (RegCal)	25.00%	13,419	13,766
Regency Retail Partners (the Fund)	20.00%	22,980	23,838
Other investments in real estate partnerships	50.00%	49,028	48,717

Total		$338,107	383,408

Investments in real estate partnerships are reported net of deferred gains of $56.2 million and $88.3 million at June 30, 2009 and December 31, 2008, respectively. Cumulative deferred gain amounts related to each co-investment partnership are described below.

We co-invest with the Oregon Public Employees Retirement Fund (“OPERF”) in three co-investment partnerships, two of which we have ownership interests of 20% (“Columbia I” and “Columbia II”) and one in which we have an ownership interest of 30% (“Cameron”). Our investment in the three co-investment partnerships with OPERF totals $59.8 million and represents 1.4% of our total assets at June 30, 2009. At June 30, 2009, the Columbia co-investment partnerships had total assets of $750.9 million and net income of $3.1 million for the six months ended. Our share of Columbia’s total assets was $162.1 million which represents 3.8% of our total assets.

As of June 30, 2009, Columbia I owned 14 shopping centers, had total assets of $321.3 million, and net income of $3.6 million for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia. During 2009, we did not sell any properties to Columbia I. Since the inception of Columbia in 2001, we have recognized gain of $2.0 million on partial sales to Columbia and deferred gain of $4.3 million. In December 2008, we earned and recognized a $19.7 million Portfolio Incentive Return fee from OPERF based on Columbia I’s out performance of the cumulative National Council of Real Estate Investment Fiduciaries (“NCREIF”) index since the inception of the partnership and a hurdle rate as outlined in the partnership agreement. We collected this fee in full in April 2009.

As of June 30, 2009, Columbia II owned 16 shopping centers, had total assets of $319.0 million, and a net loss of approximately $10,000 for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to Columbia II. During 2009, we did not sell any properties to Columbia II. Since the inception of Columbia II in 2004, we have recognized gain of $9.1 million on partial sales to Columbia II and deferred gain of $15.7 million.

As of June 30, 2009, Cameron owned one shopping center, had total assets of $110.6 million, and a net loss of approximately $484,000 for the six months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of Cameron in 2004, we have not sold any properties to Cameron.

We co-invest with the California State Teachers’ Retirement System (“CalSTRS”) in a joint venture (“RegCal”) in which we have a 25% ownership interest. As of June 30, 2009, RegCal owned seven shopping centers, had total assets of $156.5 million, and net income of approximately $602,000 for the six months ended. Our share of RegCal’s total assets was $39.1 million which represents less than 1% of our total assets. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation; therefore, we have applied the Restricted Gain Method to determine the amount of gain that we recognize on property sales to RegCal. During 2009, we did not sell any properties to RegCal. Since the inception of RegCal in 2004, we have recognized gain of $10.1 million on partial sales to RegCal and deferred gain of $3.4 million.

We co-invest with Macquarie CountryWide Trust of Australia (“MCW”) in four co-investment partnerships, one in which we have an ownership interest of 25% (“MCWR I”), two in which we have an ownership interest of 24.95% (“MCWR II” and “MCWR III”), and one in which we have an ownership interest of 16.35% (“MCWR-DESCO”). Our investment in the four co-investment partnerships with MCW totals $192.9 million and represents 4.5% of our total assets at June 30, 2009. At June 30, 2009, MCW had total assets of $2.8 billion and a net loss of $102.9 million. Our share of the co-investment partnerships’ total assets was $667.1 million and $25.4 million, respectively, which represents 15.7% of our total assets.

As of June 30, 2009, MCWR I owned nine shopping centers, had total assets of $112.5 million, and net income of $3.8 million for the six months ended. The partnership agreement has a unilateral right to elect to dissolve the partnership and receive a DIK; therefore, we have applied the Restricted Gain Method to determine the amount of gain we recognize on property sales to MCWR I. During 2009, we did not sell any properties to MCWR I. Since the inception of MCWR I in 2001, we have recognized gain of $27.5 million on partial sales to MCWR I and deferred gain of $46.9 million. On January 14, 2009, under the terms of the MCWR I partnership agreement, MCW elected to dissolve the partnership. We are in the process of liquidating the partnership through a DIK, which provides for distribution of the properties to each partner under an alternating selection process, ultimately in proportion to the value of each partner’s respective ownership interest in the partnership as of the date of liquidation. The total fair value of the properties was $467.3 million based on third party appraisals, net of debt. As of June 30, 2009, MCW had received 27 properties and we had received four properties through the DIK. The four properties we received had a fair value of $102.6 million, net of debt, and consistent with the Restricted Gain Method, the properties were recorded at the net carrying value of our equity investment of $21.1 million, net of deferred gain of $31.7 million. As a result, no gain or loss was recognized on the dissolution. The dissolution is expected to be completed by the end of 2009 subject to required lender consents for ownership transfer and we expect to receive our final two additional properties and MCW its final seven additional properties. During 2009, MCWR I sold one shopping center to a third party for $7.8 million and recognized a gain of $3.7 million.

As of June 30, 2009, MCWR II owned 86 shopping centers, had total assets of $2.2 billion and net loss of $104.1 million for the six months ended. The net loss was primarily related to the provision for impairment recorded in June 2009 as a result of MCW’s decision to sell its interest in MCWR II. We considered MCW’s sale a “triggering event” for an impairment analysis and reviewed the MCWR II portfolio identifying 13 properties targeted for sale over the next three years. These properties were previously expected to be held and used long term and this change in the properties’ holding periods resulted in a provision for impairment of $99.8 million. See below for further discussion related to the MCW sale of its partnership interest. At December 31, 2008, the partnership agreement did not contain any DIK provisions that would require us to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR II. During 2009, we did not sell any properties to MCWR II. Since the inception of MCWR II in 2005, we have recognized gain of $2.3 million on partial sales to MCWR II and deferred gain of approximately $766,000.

On July 17, 2009, we announced that MCW had agreed to sell its interest in MCWR II to Global Retail Investors LLC (“GRI”), a joint venture between the California Public Employees’ Retirement System

(“CalPERS”) and an affiliate of First Washington Realty, Inc. In conjunction with the sale, we have options to increase our ownership in MCWR II to 40%. Contracts have been signed for a phased sale process that will result in multiple closings over the next 24 months. The first phase involved the sale of 45% of the partnership to GRI which closed on July 31, 2009 and we received a disposition fee of $7.8 million at closing. The second phase involves the sale of an additional 15% of the partnership to GRI and is scheduled to close upon receipt of lender consents for the balance of the property-level loans. We have two options to increase our ownership in the partnership by up to 15% in total. One option allows us to purchase up to an additional 10% interest in the portfolio from MCW which must be exercised within 21 months of the initial closing. If we choose not to exercise the additional 10% option, the option would be available to GRI. If GRI does not purchase the remaining 10%, MCW can initiate a DIK to recover its remaining 10% interest. The other option allows us to purchase up to an additional 5% interest in the partnership from MCW which must be exercised by the later of March 31, 2010, or GRI’s second phase closing. In the event that we do not exercise the 5% option, GRI must acquire the additional 5% interest. Assuming we exercise all of our options, our ownership in MCW II will increase to 40% and GRI would own 60% of the partnership. We will remain the managing member of the partnership and retain management and leasing responsibilities. For our services and efforts, we will receive a disposition fee from MCW equal to 1% of the gross sales price paid by GRI for MCW’s partnership interest and a 7.7% discount on its purchase options. If the options are not exercised by us, we will receive cash payments of up to $17.0 million.

As of June 30, 2009, MCWR III owned four shopping centers, had total assets of $65.5 million, and a net loss of approximately $190,000 for the six months ended. At June 30, 2009, the partnership agreement did not contain any DIK provisions that would require us to apply the Restricted Gain Method. However, in January 2009, the partnership agreement was amended to include a unilateral right to elect to dissolve the partnership and receive a DIK upon liquidation which will be effective January 1, 2010; therefore, we will apply the Restricted Gain Method if additional properties are sold to MCWR III. During 2009, we did not sell any properties to MCWR III. Since the inception of MCWR III in 2005, we have recognized gain of $14.1 million on partial sales to MCWR III and deferred gain of $4.7 million.

As of June 30, 2009, MCWR-DESCO owned 32 shopping centers, had total assets of $386.4 million and recorded a net loss of $2.4 million for the six months ended. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. Since the inception of MCWR-DESCO in 2007, we have not sold any properties to MCWR-DESCO.

We co-invest with Regency Retail Partners (the “Fund”), an open-ended, infinite life investment fund in which we have an ownership interest of 20%. As of June 30, 2009, the Fund owned nine shopping centers, had total assets of $373.5 million, and recorded a net loss of $1.6 million for the six months ended. Our share of the Fund’s total assets was $74.6 million which represents 1.8% of our total assets. The partnership agreement does not contain any DIK provisions that would require us to apply the Restricted Gain Method. During 2009, we did not sell any properties to the Fund. Since the inception of the Fund in 2006, we have recognized gains of $71.6 million on partial sales to the Fund and deferred gains of $17.9 million.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as variable interest entities.

Notes Payable

In conjunction with properties distributed to us as part of the in-process liquidation of MCWR I, which began on January 14, 2009, we assumed mortgage loans with carrying values of $17.0 million and $42.1 million with ten-year terms and interest rates of 6.13% and 6.38%, respectively.

On March 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank and a group of other banks to provide us with a $341.5 million, three-year term loan facility (the “Term Facility”) maturing in February 2011. The Term Facility includes a term loan amount of $227.7 million plus a $113.8 million revolving credit facility that is accessible at our discretion. The term loan has a variable interest rate equal to LIBOR plus 105 basis points which was 1.43% and 3.30% at June 30, 2009 and December 31, 2008, respectively, and the revolving portion has a variable interest rate equal to LIBOR plus 90 basis points. The proceeds from the funding of the Term Facility were used to reduce the balance on the Line. The balance on the Term Facility was $227.7 million at June 30, 2009 and December 31, 2008. There was no balance on the revolving credit facility at June 30, 2009 or December 31, 2008.

We have a loan agreement under the Line with a commitment of $600.0 million and the right to expand the Line by an additional $150.0 million subject to additional lender syndication. The Line has a four-year term maturing in February 2011 with a one-year extension at our option and a current interest rate of LIBOR plus 40 basis points subject to maintaining our corporate credit and senior unsecured ratings at BBB+. The $180.0 million balance on the Line was paid in full in April 2009 and there was no balance at June 30, 2009. The balance on the Line was $70.0 million at December 31, 2008 with a contractual interest rate of 1.34% based on LIBOR plus 40 basis points.

Including both the Line commitment and the Term Facility (collectively, “Unsecured credit facilities”), we have $941.5 million of total capacity and the spread paid is dependent upon our maintaining specific investment-grade ratings. We are also required to comply with certain financial covenants as defined in the Credit Agreement such as Minimum Net Worth, Ratio of Total Liabilities to Gross Asset Value (“GAV”) and Ratio of Recourse Secured Indebtedness to GAV, Ratio of EBITDA to Fixed Charges, and other covenants customary with this type of unsecured financing. As of June 30, 2009, management believes we are in compliance with all financial covenants for our Unsecured credit facilities. Our Unsecured credit facilities are used primarily to finance the acquisition and development of real estate, but are also available for general working-capital purposes.

Notes payable consist of secured mortgage loans and unsecured public debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, and mature over various terms through 2018, whereas, interest on unsecured pubic debt is payable semi-annually and the debt matures over various terms through 2017. We intend to repay mortgage loans at maturity with proceeds from the Unsecured credit facilities. Fixed interest rates on mortgage notes payable range from 5.22% to 8.40% and average 6.32%. We have one variable rate mortgage loan in the amount of $5.0 million with an interest rate equal to LIBOR plus 350 basis points maturing on August 1, 2009. We have a commitment for a three-year extension and are currently negotiating new loan terms with the existing lender.

Outstanding debt at June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	2009	2008
Notes payable:
Fixed rate mortgage loans	$288,589	235,150
Variable rate mortgage loans	5,049	5,130
Fixed rate unsecured loans	1,547,816	1,597,624

Total notes payable	1,841,454	1,837,904
Unsecured credit facilities	227,667	297,667

Total	$2,069,121	2,135,571

At June 30, 2009, 88.8% of our total debt had fixed interest rates, compared with 85.8% at December 31, 2008. We intend to limit the percentage of variable interest rate debt to be no more than 30% of total debt, which we believe to be an acceptable risk. Currently, our variable rate debt represents 11.2% of our total debt. Based upon the variable interest rate debt outstanding at June 30, 2009, if variable interest rates were to increase by 1%, our annual interest expense would increase by $2.3 million.

The carrying value of our variable rate notes payable and the Unsecured credit facilities are based upon a spread above LIBOR which is lower than the spreads available in the current credit market, causing the fair value of such variable rate debt to be below its carrying value. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates available to us for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition excluding those loans assumed in DIK liquidations which are assumed at carrying value. Based on the estimates used, the fair value of notes payable and the Unsecured credit facilities is approximately $1.5 billion and $1.3 billion at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, scheduled principal repayments on notes payable and the Unsecured credit facilities were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (a)	Total
2009	$2,660	5,049	—	7,709
2010	5,393	17,043	160,000	182,436
2011	5,291	11,276	467,667	484,234
2012	5,609	—	250,000	255,609
2013	5,536	16,356	—	21,892
Beyond 5 Years	13,080	207,128	900,000	1,120,208
Unamortized debt discounts, net	—	(783)	(2,184)	(2,967)

Total	$37,569	256,069	1,775,483	2,069,121

(a)	Includes unsecured public debt and Unsecured credit facilities

At June 30, 2009, our investments in real estate partnerships had notes payable of $2.5 billion maturing through 2028, of which 98.4% had weighted average fixed interest rates of 5.6%. The remaining notes payable had variable interest rates based on LIBOR plus a spread in a range of 50 to 200 basis points. Our pro-rata share of these loans was $586.3 million. We and our partners have no guarantees related to these loans except for two loans totaling $35.3 million. These two loans contain “several” guarantees related to our 50% investment interest in two single asset partnerships. As of June 30, 2009, scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows (in thousands):

Scheduled Principal Payments by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	RCLP’s Pro-Rata Share
2009	$1,845	36,578	12,348	50,771	10,776
2010	3,664	645,223	26,685	675,572	167,811
2011	3,320	462,916	—	466,236	115,320
2012	4,050	247,907	—	251,957	62,255
2013	3,809	32,447	—	36,256	8,900
Beyond 5 Years	30,503	953,562	—	984,065	220,102
Unamortized debt premiums, net	—	5,973	—	5,973	1,161

Total	$47,191	2,384,606	39,033	2,470,830	586,325

We are exposed to capital market risk such as changes in interest rates. In order to manage the volatility related to interest rate risk, we originate new debt with fixed interest rates, or we may enter into interest rate hedging arrangements. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities” (“Statement 133”) as amended by SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). On March 10, 2006, we entered into four forward-starting interest rate swaps totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. On April 16, 2009, we paid $20.0 million to partially settle $106.0 million of the $396.7 million interest rate swaps in place to hedge forecasted debt. On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a 10-year term. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. The change in fair value of these swaps from inception was a liability of $27.6 million at June 30, 2009. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, “Fair Value Measurements” (“Statement 157”) as amended by FASB Staff Position “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties.

Regency’s Equity and Capital

From time to time, we issue equity in the form of exchangeable operating partnership units or preferred units of RCLP, or in the form of preferred or common stock of Regency Centers Corporation as follows:

Units of General Partner and Regency Preferred Stock

The Series 3, 4, and 5 preferred shares are perpetual, are not convertible into Regency’s common stock, and are redeemable at par upon its election beginning five years after the issuance date. None of the terms of the Preferred Stock contain any unconditional obligations that would require us to redeem the securities at any time or for any purpose and we do not currently anticipate redeeming any preferred stock. Terms and conditions of the three series of Preferred stock outstanding as of June 30, 2009 are summarized as follows:

Series	Shares Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 3	3,000,000	$75,000,000	7.45%	04/03/08
Series 4	5,000,000	125,000,000	7.25%	08/31/09
Series 5	3,000,000	75,000,000	6.70%	08/02/10

	11,000,000	$275,000,000

Common Stock

On April 24, 2009, Regency completed a public offering of 10.0 million common shares at $32.50 per share resulting in proceeds of $310.9 million, net of issuance costs. The funds were used to pay-off the balance of the Line, which had a balance of $180.0 million, and the remaining amount of approximately $130.0 million was deposited in our cash accounts to be used for future general working capital needs including repayment of maturing debt, investments in real estate partnership capital calls to the extent required based on our respective ownership interest in such partnership, and costs to complete in-process development projects.

Preferred Units

We have issued Preferred Units through RCLP in various amounts since 1998 primarily to institutional investors in private placements. Generally, the Preferred Units may be exchanged by the holders for Regency’s Cumulative Redeemable Preferred Stock after a specified date at an exchange rate of one share for one unit. The Preferred Units and the related Regency’s Preferred Stock are not convertible into Regency’s common stock. At June 30, 2009 and December 31, 2008, only the Series D Preferred Units were outstanding with a face value of $50.0 million and a fixed distribution rate of 7.45%. These Units may be called by us beginning September 29, 2009, and have no stated maturity or mandatory redemption. Included in the Series D Preferred Units are original issuance costs of $842,023 that will be expensed if such units are redeemed in the future.

Limited Partners

As of June 30, 2009 and December 31, 2008, we had 468,211 units outstanding, respectively. The redemption value of the units is based on the closing market price of Regency’s common stock, which was $34.91 and $46.70 per share as of June 30, 2009 and December 31, 2008, respectively, an aggregate redemption value of $16.3 million and $21.9 million, respectively.

Noncontrolling Interests of Limited Partners’ Interest in Consolidated Partnerships

Limited partners’ interests in consolidated partnerships not owned by us are classified as noncontrolling interests on the accompanying Consolidated Balance Sheets. Subject to certain conditions and pursuant to the conditions of the agreement, we have the right, but not the obligation, to purchase the other member’s interest or sell our own interest in these consolidated partnerships. At June 30, 2009 and December 31, 2008, the noncontrolling interest in these consolidated partnerships was $9.1 million and $8.0 million, respectively.

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

We sell shopping center properties to joint ventures in exchange for cash equal to the fair value of the percentage interest owned by our partners. We have accounted for those sales as “partial sales” and recognized gains on those partial sales in the period the properties were sold to the extent of the percentage interest sold under the guidance of Statement 66, and in the case of certain partnerships, we apply a more restrictive method of recognizing gains, as discussed further below. The gains and operations associated with properties sold to these partnerships are not classified as discontinued operations because we continue to partially own and manage these shopping centers.

As of June 30, 2009, four of our DIK-JVs give either partner the unilateral right to elect to dissolve the partnership and, upon such an election, receive a distribution in-kind of the assets of the partnership equal to its respective ownership interests. The liquidation provisions require that all of the properties owned by the partnership be appraised to determine their respective and collective fair values. As a general rule, if we initiate the liquidation process, our partner has the right to choose the first property that it will receive in liquidation with the Partnership having the right to choose the next property that it will receive in liquidation; if our partner initiates the liquidation process, the order of the selection process is reversed. The process then continues with alternating selection of properties by each partner until the balance of each partner’s capital account on a fair value basis has been distributed. After the final selection, to the extent that the fair value of properties in the DIK-JV is not distributable in a manner that equals the balance of each partner’s capital account, a cash payment would be made to the other partner by the partner receiving a fair value in excess of its capital account. The partners may also elect to liquidate some or all of the properties through sales rather than through the DIK process.

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

Capitalization of Costs – We capitalize the acquisition of land, the construction of buildings and other specifically identifiable development costs incurred by recording them into properties in development in our accompanying Consolidated Balance Sheets and account for them in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“Statement 67”) and EITF 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions” (“EITF 97-11”). In summary, Statement 67 establishes that a rental project changes from non-operating to operating when it is substantially completed and held available for occupancy. At that time, costs should no longer be capitalized. Other development costs include pre-development costs essential to the development of the property, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Pre-development costs are incurred prior to land acquisition during the due diligence phase and include contract deposits, legal, engineering and other professional fees related to evaluating the feasibility of developing a shopping center. At June 30, 2009, we had $7.2 million of capitalized pre-development costs of which $1.0 million represented refundable contract deposits. If we determine that the development of a specific project undergoing due diligence is no longer probable, we immediately expense all related capitalized pre-development costs not considered recoverable. During the six months ended June 30, 2009 and 2008, we expensed pre-development costs of approximately $298,000 and $759,000, respectively, recorded in other expenses in the accompanying Consolidated Statements of Operations. In accordance with SFAS No. 34, “Capitalization of Interest Cost” (“Statement 34”), interest costs are capitalized into each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the six months ended June 30, 2009 and 2008, we capitalized interest of $11.9 million and $18.8 million, respectively, on our development projects. We have a staff of employees (the “Investment Group”) who support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. During the six months ended June 30, 2009 and 2008, we capitalized $5.4 million and $20.4 million, respectively, of direct costs incurred by the Investment Group. The capitalization of costs is directly related to the actual level of development activity occurring. As a result of the current economic downturn, development activity slowed significantly during 2009 resulting in a reduction in capitalized costs which increased general and administrative expenses. Also, if accounting standards issued in the future were to limit the amount of internal costs that may be capitalized we could incur additional increases in general and administrative expenses which would further reduce net income.

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

Valuation of Real Estate Investments - Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used to determine whether impairment exists and if so, to what extent. Depending on the asset, we use varying methods to determine fair value of the asset. If we determine that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. For properties to be “held and used” for long term investment we estimate undiscounted future cash flows over the expected investment term including the estimated future value of the asset upon sale at the end of the investment period. Future value is generally determined by applying a market-based capitalization rate to the estimated future net operating income in the final year of the expected investment term. If after applying this method a property is determined to be impaired, we determine the provision for impairment based upon applying a market capitalization rate to current estimated net operating income as if the sale were to occur immediately. For properties “held for sale”, we estimate current resale values by market through appraisal information and other market data less expected costs to sell. In accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. In the case of our investments in unconsolidated real estate partnerships, we calculate the present value of our investment by discounting estimated future cash flows over the expected term of investment. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of those markets in which we operate, our estimated holding period of the property, tenant credit quality, and demand for new retail stores. If as a result of a change in our strategy for a specific property which we own directly or through our co-investment partnerships, a property previously classified as held and used is changed to held for sale, or if its estimated holding period changes, such change could cause us to evaluate that property as impaired and a provision for impairment in relation to that property would be recorded by us either directly or through a reduction of our equity in co-investment partnerships.

Discontinued Operations - The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth by SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“Statement 144”), we make a determination as to the point in time whether it is probable that a sale will be consummated. Given the nature of real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in Statement 144. In order to determine if the results of operations and gain on sale should be reflected as discontinued operations, prior to the sale, we evaluate the extent of involvement and significance of cash flows the sale will have with a property after the sale. Consistent with Statement 144, any property sold in which we have significant continuing involvement or cash flows (most often sales to co-investment partnerships in which we continue to manage the property) is not considered to be discontinued. In addition, any property which we sell to an unrelated third party, but which we retain a property management function, is not considered discontinued. Therefore, based on our evaluation of Statement 144 and in accordance with EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), only properties sold, or to be sold, to unrelated third parties, where we will have no significant continuing involvement or significant cash flows are classified as discontinued. In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), its operations, including any mortgage interest and gain on sale, are reported in discontinued operations so that the operations are clearly distinguished. Prior periods are also reclassified to reflect the operations of these properties as discontinued operations. When we sell operating properties to our joint ventures or to third parties, and will have continuing involvement, the operations and gains on sales are included in income from continuing operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used and is measured individually at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell. Any required adjustment to the carrying amount of the property reclassified as held and used is included in income from continuing operations in the period of the subsequent decision not to sell. If a property is reclassified as held and used, the results of operations of the property previously reported in discontinued operations is reclassified and included in income from continuing operations for all periods presented.

Investments in Real Estate Partnerships - In addition to owning real estate directly, we invest in real estate through our co-investment partnerships. Joint venturing provides us with a capital source to acquire real estate, and to earn our pro-rata share of the net income or loss from the co-investment partnerships in addition to fees for services. As asset and property manager, we conduct the business of the Unconsolidated Properties held in the co-investment partnerships in the same way that we conduct the business of the Consolidated Properties that are wholly-owned; therefore, the Critical Accounting Policies as described are also applicable to our investments in the co-investment partnerships. We account for all investments in which we do not have a controlling financial ownership interest using the equity method. We have determined that these investments are not variable interest entities as defined in FIN 46(R) and do not require consolidation under EITF 04-5 or SOP 78-9, and therefore, are subject to the voting interest model in determining our basis of accounting. Decisions, including property acquisitions and dispositions, financings, certain leasing arrangements, annual budgets and dissolution of the ventures are subject to the approval of all partners, or in the case of the Fund, its advisory committee.

Income Tax Status - The prevailing assumption underlying the operation of our business is that we will continue to operate in order for Regency to qualify as a REIT, as defined under the Internal Revenue Code (the “Code”). Regency is required to meet certain income and asset tests on a periodic basis to ensure that they continue to qualify as a REIT. As a REIT, they are allowed to reduce taxable income by all or a portion of their distributions to stockholders. Regency evaluates the transactions that they enter into and determine their impact on their REIT status. Determining their taxable income, calculating distributions, and evaluating transactions requires us to make certain judgments and estimates as to the positions we take in our interpretation of the Code. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, Regency’s position is subject to change at a later date upon final determination by the taxing authorities, however, Regency reassess such positions at each reporting period.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the adoption of this statement will not have any effect on us other than updated references within our accompanying Notes to Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will be effective January 1, 2010 and early application is not permitted. We are currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“Statement 165”). This Statement establishes principles and requirements for subsequent events. In particular, this Statement sets forth a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. We adopted this

Statement on June 30, 2009.

Results from Operations

Comparison of the three months ended June 30, 2009 to 2008:

At June 30, 2009, on a Combined Basis, we were operating or developing 409 shopping centers, as compared to 440 shopping centers at December 31, 2008. We identify our shopping centers as either properties in development or operating properties. Properties in development are defined as properties that are in the construction or initial lease-up process and have not reached their initial full occupancy (reaching full occupancy generally means achieving at least 95% leased and tenants are paying rent on newly constructed or renovated GLA unless a prescribed period of time expires since anchor opening at which time they are no longer considered development). At June 30, 2009, on a Combined Basis, we were developing 41 properties, as compared to 45 properties at December 31, 2008.

Our revenues decreased by $4.5 million, or 3.7%, to $116.5 million in 2009 as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$86,341	84,906	1,435
Percentage rent	307	281	26
Recoveries from tenants and other income	22,915	23,767	(852)
Management, acquisition, and other fees	6,898	11,966	(5,068)

Total revenues	$116,461	120,920	(4,459)

The decrease in revenues was primarily related to the $3.9 million Contingent Acquisition fee from MCWR II recognized and earned in June 2008 as well as a decrease in the number of properties being managed as a result of the MCWR I in-process liquidation. These decreases are partially offset by an increase in minimum rent from properties distributed to us from the MCWR I liquidation. In addition to collecting minimum rent from our tenants, we also collect percentage rent based upon their sales volumes, which remained flat as compared to 2008. Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. The occupancy level of our operating properties (excluding those in development) was 93.0% at June 30, 2009 vs. 94.6% at June 30, 2008, which caused a corresponding reduction in our expense recoveries. The occupancy decline is directly related to the continuation of the current recession as financially distressed tenants default on lease payments and close stores. Although the renewal of expiring leases approximates 72.8%, rental rates on leases executed declined 3.8% as compared to the previous rental rates earned on the same GLA under previous leases. We anticipate that occupancy levels in our operating properties could decline to 90.0% by the end of 2009, and rental rates on newly executed leases could decline by 4.0%, both of which would result in reduced revenues through the remainder of 2009.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2009	2008	Change
Asset management fees	$2,043	2,918	(875)
Property management fees	3,675	3,921	(246)
Leasing commissions	647	632	15
Acquisition and financing fees	442	4,312	(3,870)
Other fees	91	183	(92)

	$6,898	11,966	(5,068)

The decrease in management, acquisition, and other fees is primarily related to the $3.9 million Contingent Acquisition fee from MCWR II described above and a decrease in the number of properties managed for MCWR I as the liquidation of that joint venture continues through 2009.

Our operating expenses increased by $7.8 million, or 11.6%, to $74.5 million in 2009 related to increased operating and maintenance costs, depreciation expense, and the provision for doubtful accounts offset by a decrease in general and administrative expense as further described below. The following table summarizes our operating expenses (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$29,705	26,599	3,106
General and administrative	9,292	13,153	(3,861)
Depreciation and amortization	29,843	26,294	3,549
Provision for doubtful accounts	4,769	53	4,716
Other expenses, net	929	669	260

Total operating expenses	$74,538	66,768	7,770

Increases in operating, maintenance, and real estate taxes and depreciation and amortization expense are primarily related to the four properties distributed to us from MCWR I, recently completed developments commencing operations in the current year, and general increases in expenses incurred by the operating properties. Approximately 71% of these costs are recovered from our tenants through reimbursements included in our revenues. General and administrative expense decreased as a result of reductions to estimated incentive compensation directly tied to performance targets such as earnings, shareholder return indexes and new investment activity. During the three months ended June 30, 2009, we experienced a significant increase in tenant defaults, as well as, a deterioration in tenant receivable collection rates, as compared to historical collection rates. As a result, we have increased the allowance for doubtful accounts to reserve for these specifically identified tenant defaults and we have adjusted the collectibility rates used to estimate the general reserve to reflect such deterioration in collection rates.

The following table presents the change in interest expense from 2009 to 2008 (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$1,614	3,310	(1,696)
Interest on notes payable	30,408	30,251	157
Capitalized interest	(5,559)	(9,451)	3,892
Interest income	(823)	(657)	(166)

	$25,640	23,453	2,187

Interest on Unsecured credit facilities decreased by $1.7 million as a result of lower outstanding balances on our credit facilities in 2009 as compared to 2008. Capitalized interest declined as development projects were completed and began operating and no new developments began construction.

During the three months ended June 30, 2009, we did not have any gains on sale included in continuing operations. There were no property sales to co-investment partnerships for the three months ended June 30, 2009 or 2008.

During the three months ended June 30, 2009, we recorded a provision for impairment of $2.4 million on two properties in development and two out-parcels.

Our equity in income (loss) of investments in real estate partnerships decreased by $27.3 million during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$(24)	634	(658)
Macquarie CountryWide Direct (MCWR I)	25.00%	15	138	(123)
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(25,979)	(611)	(25,368)
Macquarie CountryWide-Regency III (MCWR III)	24.95%	84	20	64
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(288)	(167)	(121)
Columbia Regency Retail Partners (Columbia I)	20.00%	(164)	575	(739)
Columbia Regency Partners II (Columbia II)	20.00%	(21)	(14)	(7)
Cameron Village LLC (Cameron)	30.00%	(112)	39	(151)
RegCal, LLC (RegCal)	25.00%	43	133	(90)
Regency Retail Partners (the Fund)	20.00%	(106)	46	(152)
Other investments in real estate partnerships	50.00%	339	329	10

Total		$(26,213)	1,122	(27,335)

The decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to the recording of a provision for impairment of $99.8 million at MCWR II on 13 properties targeted for sale over the next three years. Our share of this provision for impairment was $24.9 million. These properties were previously expected to be held and used long term; however, as a result of MCW’s sale of a portion of its partnership interest in MCWR II to GRI, the sale strategy was revised in June 2009.

Income from discontinued operations was $1.0 million for the three months ended June 30, 2009 related to the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. Income from discontinued operations was $6.4 million for the three months ended June 30, 2008 related to the sale of two properties in development sold to unrelated parties for net cash proceeds of $19.8 million and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Net income (loss) attributable to unit holders for the three months ended decreased $49.0 million to a net loss of $17.2 million in 2009 as compared with net income of $31.9 million in 2008 primarily related to the MCWR II provision for impairment, a $2.4 million provision for impairment recorded on two properties in development and two out-parcels, an increase in our allowance for doubtful accounts of $4.3 million, and higher operating expenses, as discussed above. Diluted earnings per unit was a net loss of $.23 in 2009 as compared to net income of $.45 in 2008 or 151.1% lower.

Comparison of the six months ended June 30, 2009 to 2008:

Our revenues increased by approximately $3,000, or less than 1%, to $237.4 million in 2009 as summarized in the following table (in thousands):

	2009	2008	Change
Minimum rent	$173,407	167,941	5,466
Percentage rent	1,007	1,081	(74)
Recoveries from tenants and other income	48,286	47,917	369
Management, acquisition, and other fees	14,655	20,413	(5,758)

Total revenues	$237,355	237,352	3

The increase in revenues was primarily related to the revenues generated from the four properties distributed to us as a result of the MCWR I liquidation offset by the $3.9 million Contingent Acquisition fee from MCWR II recognized and earned in June 2008 as well as a decrease in asset management and property management fees as a result of the MCWR I liquidation. Percentage rent declined and is directly related to lower retail sales of those tenants who pay percentage rent.

Recoveries from tenants represent reimbursements from tenants for their pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers.

We earn fees, at market-based rates, for asset management, disposition, property management, leasing, acquisition, and financing services that we provide to our co-investment partnerships and third parties summarized as follows (in thousands):

	2009	2008	Change
Asset management fees	$4,642	5,815	(1,173)
Property management fees	7,615	8,150	(535)
Leasing commissions	1,167	1,315	(148)
Acquisition and financing fees	1,112	4,880	(3,768)
Other fees	119	253	(134)

	$14,655	20,413	(5,758)

The decrease in management, acquisition, and other fees is primarily related to the $3.9 million Contingent Acquisition fee from MCWR II recognized in 2008 and a decrease in the number of properties managed as a result of the MCWR I liquidation previously discussed.

Our operating expenses increased by $15.9 million, or 11.9%, to $149.6 million in 2009 related to increased operating and maintenance costs, depreciation expense, and the provision for doubtful accounts offset by a decrease in general and administrative expense as further described below. The following table summarizes our operating expenses (in thousands):

	2009	2008	Change
Operating, maintenance and real estate taxes	$60,021	53,854	6,167
General and administrative	25,177	27,276	(2,099)
Depreciation and amortization	57,925	51,029	6,896
Provision for doubtful accounts	5,269	48	5,221
Other expenses, net	1,218	1,466	(248)

Total operating expenses	$149,610	133,673	15,937

The increases in operating, maintenance, and real estate taxes, and depreciation and amortization expense, are primarily related to the four properties distributed to us as a result of the MCWR I in-process liquidation, recently completed developments commencing operations in the current year, and general increases in expenses incurred by the operating properties. Approximately 72%-74% of these costs are expected to be recovered from our tenants through reimbursements included in our revenues. General and administrative expense decreased as a result of reductions to estimated incentive compensation directly tied to performance targets, such as earnings, shareholder return indexes and new investment activity. This decrease is partially offset by restructuring charges of $2.2 million for employee severance and benefits related to employee reductions across various functional areas. During the three months ended June 30, 2009, we experienced a significant increase in tenant defaults, as well as, deterioration in tenant receivable collection rates, as compared to historical collection rates. As a result, we have increased the allowance for doubtful accounts to reserve for these specifically identified tenant defaults and we have adjusted the collectibility rates used to estimate the general reserve to reflect further deterioration in collection rates.

The following table presents the change in interest expense from 2009 to 2008 (in thousands):

	2009	2008	Change
Interest on Unsecured credit facilities	$3,971	6,251	(2,280)
Interest on notes payable	61,834	60,114	1,720
Capitalized interest	(11,918)	(18,838)	6,920
Interest income	(1,729)	(1,537)	(192)

	$52,158	45,990	6,168

Interest on Unsecured credit facilities decreased by $2.3 million as a result of lower outstanding balances on our credit facilities in 2009 as compared to 2008. Interest on notes payable increased by $1.7 million due to mortgage debt assumed on the properties distributed as a result of the MCWR I in-process liquidation. Capitalized interest also declined as development projects were completed and began operating and no new developments began construction.

During the six months ended June 30, 2009, we did not have any gains on sale of real estate included in continuing operations. During the six months ended June 30, 2008, gains on the sale of real estate included in continuing operations were $2.9 million which included $1.7 million from the sale of six out-parcels for net proceeds of $32.8 million and a $1.2 million gain recognized on two out-parcels originally deferred at the time of sale. There were no property sales to co-investment partnerships for the six months ended June 30, 2009 or 2008.

During the six months ended June 30, 2009, we recorded a provision for impairment of $2.4 million on two properties in development and two out-parcels whereas during the six months ended June 30, 2008, we recorded a provision for impairment of approximately $716,000 on one out-parcel.

Our equity in income (loss) of investments in real estate partnerships decreased by $28.1 million during 2009 as follows (in thousands):

	Ownership	2009	2008	Change
Macquarie CountryWide-Regency (MCWR I)	25.00%	$956	1,318	(362)
Macquarie CountryWide Direct (MCWR I)	25.00%	—	273	(273)
Macquarie CountryWide-Regency II (MCWR II)	24.95%	(26,066)	(857)	(25,209)
Macquarie CountryWide-Regency III (MCWR III)	24.95%	82	28	54
Macquarie CountryWide-Regency-DESCO (MCWR-DESCO)	16.35%	(394)	(370)	(24)
Columbia Regency Retail Partners (Columbia I)	20.00%	288	1,107	(819)
Columbia Regency Partners II (Columbia II)	20.00%	(4)	26	(30)
Cameron Village LLC (Cameron)	30.00%	(150)	168	(318)
RegCal, LLC (RegCal)	25.00%	150	1,256	(1,106)
Regency Retail Partners (the Fund)	20.00%	(216)	172	(388)
Other investments in real estate partnerships	50.00%	1,043	636	407

Total		$(24,311)	3,757	(28,068)

As discussed above within our three month results from operations, the decrease in our equity in income (loss) of investments in real estate partnerships is primarily related to our share of the $99.8 million provision for impairment recorded at MCWR II.

Income from discontinued operations was $5.5 million for the six months ended June 30, 2009 related to the sale of one property in development sold to an unrelated party for net cash proceeds of $4.9 million, net of a note receivable taken by us of $8.9 million, and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. Income from discontinued operations was $7.6 million for the six months ended June 30, 2008 related to the sale of two properties in development sold to unrelated parties for net cash proceeds of $19.8 million and the operations of shopping centers sold or classified as held-for-sale in 2009 and 2008. In compliance with Statement 144, if we sell a property or classify a property as held-for-sale, we are required to reclassify its operations into discontinued operations for all prior periods which results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

Net income attributable to unit holders for the six months ended decreased $56.2 million to $2.4 million in 2009 as compared with net income of $58.6 million in 2008. This decrease is primarily related to the decrease in equity in income (loss) of investments in real estate partnerships related to the MCWR II provision for impairment, an increase in provision for impairment on several properties owned directly by us, lower gains from the sale of real estate, an increase in our allowance for doubtful accounts, and higher operating expenses, as discussed above. Diluted earnings per unit was $.03 in 2009 as compared to $.83 in 2008 or 96.4% lower.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to non-chlorinated solvent systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy that covers us against third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so. We estimate the cost associated with these legal obligations to be approximately $2.6 million, all of which has been reserved. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or operations; however, we can give no assurance that existing environmental studies with respect to our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, more recent data suggests inflation has been increasing and may become a greater concern in the current economy. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise; and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods such as the recession that we are currently experiencing, market rents can decline. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to two significant components of interest rate risk. Our Line has a variable interest rate that is based upon LIBOR plus a spread of 40 basis points and the term loan within our Term Facility has a variable interest rate based upon LIBOR plus a spread of 105 basis points. LIBOR rates charged on our Unsecured credit facilities change monthly. Based upon the current balance of our Unsecured credit facilities, a 1% increase in LIBOR would equate to an additional $2.3 million of interest costs per year. The spread on the Unsecured credit facilities is dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the spread on the Unsecured credit facilities would increase, resulting in higher interest costs. We are also exposed to higher interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates and may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

We have $428.3 million of fixed rate debt maturing in 2010 and 2011 that has a weighted average fixed interest rate of 8.08%, which includes $400.0 million of unsecured long-term debt. During 2006 we entered into four forward-starting interest rate swaps (the “Swaps”) totaling $396.7 million with fixed rates of 5.399%, 5.415%, 5.399%, and 5.415%. We designated these Swaps as cash flow hedges to fix the future interest rates on $400.0 million of the financing expected to occur in 2010 and 2011. As a result of a decline in 10 year Treasury interest rates since the inception of the Swaps, the fair value of the Swaps as of June 30, 2009 is reflected as a liability of $27.6 million in our accompanying consolidated balance sheet. It remains highly probable that the forecasted transactions will occur as projected at the inception of the Swaps and therefore, the change in fair value of the Swaps is reflected in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. To the extent that future 10-year Treasury rates (at the future settlement dates) are higher than current rates, this liability will decline. If a liability exists at the dates the Swaps are settled, the liability will be amortized over the term of the respective debt issuances as additional interest expense in addition to the stated interest rates on the new issuances. On April 16, 2009, we paid $20.0 million to settle and partially settle $106.0 million of our $396.7 million of interest rate swaps in place to hedge forecasted debt. On July 1, 2009, we closed on mortgage loans of $106.0 million secured by eight properties with an interest rate of 7.75% and a 10-year term. For $90.7 million of the remaining Swaps, we continue to expect to issue new secured or unsecured debt for a term of 7 to 12 years during the period between June 30, 2009 and June 30, 2010. For $200.0 million of the remaining Swaps, we continue to expect to issue new debt for a term of 7 to 12 years during the period between March 30, 2010 and March 30, 2011. We continuously monitor the capital markets and evaluate our ability to issue new debt to repay maturing debt or fund our commitments. Based upon the current capital markets, our current credit ratings, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund our obligations. However, in the current environment, we expect interest rates on new issuances to be significantly higher than on historical issuances. An increase of 1.0% in the interest rate of new debt issues above that of maturing debt would result in additional annual interest expense of $4.0 million in addition to the impact of the annual amortization that would be incurred as a result of settling the Swaps.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows (in thousands), weighted average interest rates of remaining debt, and the fair value of total debt (in thousands) as of June 30, 2009, by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed at June 30, 2009 and are subject to change on a monthly basis.

The table incorporates only those exposures that exist as of June 30, 2009 and does not consider those exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$2,660	182,436	256,567	255,609	21,892	1,120,208	1,839,372	1,243,738
Average interest rate for all fixed rate debt (a)	6.36%	6.14%	5.83%	5.62%	5.60%	5.69%	—	—
Variable rate LIBOR debt	$5,049	—	227,667	—	—	—	232,716	227,631
Average interest rate for all variable rate debt (a)	1.43%	1.43%	—	—	—	—	—	—

(a)	Average interest rates at the end of each year presented.

The fair value of total debt in the table above is $1.5 billion versus the face value of $2.1 billion, which suggests that as new debt is issued in the future to repay maturing debt, the cost of new debt issuances will be higher than the current cost of existing debt.

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

There have been no changes in the Partnership’s internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2009 and that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Other than the risk factors disclosed herein, there have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Form 10-K for the year ended December 31, 2008.

Our net income depends on the success and continued presence of our tenants.

Our net income could be adversely affected if we fail to lease significant portions of our new developments or in the event of bankruptcy or insolvency of any anchor stores or of a significant number of our non-anchor tenants within a shopping center. The adverse impact on our net income may be greater than the loss of rent from the resulting unoccupied space because co-tenancy clauses may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their store; they may allow a tenant the opportunity to close their store prior to lease expiration if another tenant closes their store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center. As the current recession continues to depress retail sales, we could experience reductions in rent and occupancy related to tenants exercising their co-tenancy clauses.

We may be forced to deleverage our business with our operating cash flows, which could result in the reduction of distributions to our unit holders, a reduction in investments into our business or additional equity offerings by Regency that dilute our unit holders interests.

We depend on external financing, principally debt financing, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets. The disruption in the capital markets that began in 2008 has continued into 2009, limiting access to financing for many companies. Without access to external financing, we would be required to pay outstanding debt with our operating cash flows, and our operating cash flows may not be sufficient to pay our outstanding debt as it comes due. If we are required to deleverage our business with operating cash flows, we may be forced to reduce the amount of, or eliminate altogether, our distributions to unit holders or refrain from making investments in our business.

We and our joint ventures have a significant amount of debt maturing in 2010, 2011 and 2012. During this time period, we have $906.0 million maturing and our joint ventures have $1.4 billion maturing (our pro-rata share is $343.0 million). In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners contributing their share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our joint ventures are refinancing.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the properties and investments owned by us and our unconsolidated joint ventures. There may be significant uncertainty in the valuation, or in the stability of the value, of such properties and investments that could result in a substantial decrease in the value thereof. No assurance can be given that we will be able to recover the current carrying amount of all of our properties, investments and intangibles and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and the market price of Regency’s common stock.

We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist. The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay dividends and refinance debt.

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

Date: August 10, 2009	REGENCY CENTERS, L.P.

	By:	Regency Centers Corporation, General Partner

	By:	/s/ Bruce M. Johnson
Executive Vice President and Chief Financial Officer

/s/ J. Christian Leavitt
Senior Vice President and Principal Accounting Officer