Form 10-Q
period 2016-09-30
REGENCY CENTERS LP; REGENCY CENTERS CORP
filed 2016-11-04
CIK 1066247, 910606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 104,493,307 as of October 31, 2016.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company” or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2016, the Parent Company owned approximately 99.9% of the Units in the Operating Partnership and the remaining limited Units are owned by investors. The Parent Company owns all of the Series 6 and 7 Preferred Units of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership. These individuals are officers of the Parent Company and employees of the Operating Partnership.
The Company believes it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company does not hold any indebtedness, but guarantees all of the unsecured public debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, and Series 6 and 7 Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Series 6 and 7 Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(in thousands, except share data)

	2016	2015
Assets	(unaudited)
Real estate investments at cost:
Land, including amounts held for future development	$1,654,389	1,479,814
Buildings and improvements	3,086,287	2,896,396
Properties in development	157,537	169,690
	4,898,213	4,545,900
Less: accumulated depreciation	1,108,221	1,043,787
	3,789,992	3,502,113
Investments in real estate partnerships	274,940	306,206
Net real estate investments	4,064,932	3,808,319
Cash and cash equivalents	40,902	36,856
Restricted cash	4,005	3,767
Accounts receivable, net of allowance for doubtful accounts of $5,690 and $5,295 at September 30, 2016 and December 31, 2015, respectively	24,816	32,292
Straight-line rent receivable, net of reserve of $3,688 and $1,365 at September 30, 2016 and December 31, 2015, respectively	67,931	63,392
Notes receivable	10,480	10,480
Deferred leasing costs, less accumulated amortization of $82,277 and $76,823 at September 30, 2016 and December 31, 2015, respectively	68,455	66,367
Acquired lease intangible assets, less accumulated amortization of $53,878 and $45,639 at September 30, 2016 and December 31, 2015, respectively	122,738	105,380
Trading securities held in trust, at fair value	29,280	29,093
Other assets	24,749	26,935
Total assets	$4,458,288	4,182,881
Liabilities and Equity
Liabilities:
Notes payable	$1,364,200	1,699,771
Unsecured credit facilities	263,421	164,514
Accounts payable and other liabilities	145,689	164,515
Acquired lease intangible liabilities, less accumulated accretion of $22,067 and $17,555 at September 30, 2016 and December 31, 2015, respectively	56,455	42,034
Tenants’ security, escrow deposits and prepaid rent	28,239	29,427
Total liabilities	1,858,004	2,100,261
Commitments and contingencies (note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at September 30, 2016 and December 31, 2015, with liquidation preferences of $25 per share	325,000	325,000
Common stock, $0.01 par value per share,150,000,000 shares authorized; 104,492,738 and 97,212,638 shares issued at September 30, 2016 and December 31, 2015, respectively	1,045	972
Treasury stock at cost, 345,359 and 417,862 shares held at September 30, 2016 and December 31, 2015, respectively	(16,882)	(19,658)
Additional paid in capital	3,291,602	2,742,508
Accumulated other comprehensive loss	(35,739)	(58,693)
Distributions in excess of net income	(997,881)	(936,020)
Total stockholders’ equity	2,567,145	2,054,109
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $11,947 and $10,502 at September 30, 2016 and December 31, 2015, respectively	(2,006)	(1,975)
Limited partners’ interests in consolidated partnerships	35,145	30,486
Total noncontrolling interests	33,139	28,511
Total equity	2,600,284	2,082,620
Total liabilities and equity	$4,458,288	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Minimum rent	$111,886	105,071	$329,506	308,766
Percentage rent	495	486	2,651	2,593
Recoveries from tenants and other income	34,532	30,725	103,894	94,205
Management, transaction, and other fees	5,855	5,786	18,759	18,032
Total revenues	152,768	142,068	454,810	423,596
Operating expenses:
Depreciation and amortization	40,705	37,032	119,721	109,249
Operating and maintenance	23,373	19,761	69,767	61,119
General and administrative	16,046	14,750	48,695	46,227
Real estate taxes	17,058	16,044	49,697	46,842
Other operating expenses	1,046	1,880	5,795	4,825
Total operating expenses	98,228	89,467	293,675	268,262
Other expense (income):
Interest expense, net	21,945	25,099	70,489	78,407
Provision for impairment	—	—	1,666	—
Early extinguishment of debt	13,943	—	13,943	(61)
Net investment (income) loss, including unrealized (gains) losses of ($383) and $1,296, and ($888) and $1,771 for the three and nine months ended September 30, 2016 and 2015, respectively	(821)	1,190	(1,268)	190
Loss on derivative instruments	40,586	—	40,586	—
Total other expense	75,653	26,289	125,416	78,536
Income (loss) from operations before equity in income of investments in real estate partnerships	(21,113)	26,312	35,719	76,798
Equity in income of investments in real estate partnerships	22,647	5,667	46,618	17,991
Income from operations	1,534	31,979	82,337	94,789
Gain on sale of real estate, net of tax	9,580	27,755	22,997	34,215
Net income	11,114	59,734	105,334	129,004
Noncontrolling interests:
Exchangeable operating partnership units	(16)	(94)	(165)	(204)
Limited partners’ interests in consolidated partnerships	(527)	(643)	(1,380)	(1,619)
Income attributable to noncontrolling interests	(543)	(737)	(1,545)	(1,823)
Net income attributable to the Company	10,571	58,997	103,789	127,181
Preferred stock dividends	(5,266)	(5,266)	(15,797)	(15,797)
Net income attributable to common stockholders	$5,305	53,731	$87,992	111,384

Income per common share - basic	$0.05	0.57	$0.88	1.18
Income per common share - diluted	$0.05	0.57	$0.88	1.18
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$11,114	59,734	$105,334	129,004
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	1,294	(15,768)	(25,338)	(11,274)
Reclassification adjustment of derivative instruments included in net income	43,111	2,155	48,063	6,654
Unrealized gain (loss) on available-for-sale securities	53	(43)	90	(73)
Other comprehensive income (loss)	44,458	(13,656)	22,815	(4,693)
Comprehensive income	55,572	46,078	128,149	124,311
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	543	737	1,545	1,823
Other comprehensive income (loss) attributable to noncontrolling interests	158	(149)	(139)	(134)
Comprehensive income attributable to noncontrolling interests	701	588	1,406	1,689
Comprehensive income attributable to the Company	$54,871	45,490	$126,743	122,622
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2016 and 2015 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	127,181	127,181	204	1,619	1,823	129,004
Other comprehensive loss	—	—	—	—	(4,559)	—	(4,559)	(7)	(127)	(134)	(4,693)
Deferred compensation plan, net	—	—	(56)	56	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	10,441	—	—	10,441	—	—	—	10,441
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,770)	—	—	(9,770)	—	—	—	(9,770)
Common stock issued for dividend reinvestment plan	—	—	—	966	—	—	966	—	—	—	966
Common stock issued for stock offerings, net of issuance costs	—	1	—	945	—	—	946	—	—	—	946
Contributions from partners	—	—	—	—	—	—	—	—	454	454	454
Distributions to partners	—	—	—	—	—	—	—	—	(2,792)	(2,792)	(2,792)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.455 per share)	—	—	—	—	—	(136,974)	(136,974)	(223)	—	(223)	(137,197)
Balance at September 30, 2015	$325,000	942	(19,438)	2,542,791	(62,307)	(907,962)	1,879,026	(1,940)	30,958	29,018	1,908,044

Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	103,789	103,789	165	1,380	1,545	105,334
Other comprehensive loss	—	—	—	—	22,954	—	22,954	33	(172)	(139)	22,815
Deferred compensation plan, net	—	—	2,776	(2,776)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	9,965	—	—	9,967	—	—	—	9,967
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,835)	—	—	(7,835)	—	—	—	(7,835)
Common stock issued for dividend reinvestment plan	—	—	—	804	—	—	804	—	—	—	804
Common stock issued for stock offerings, net of issuance costs	—	71	—	549,474	—	—	549,545	—	—	—	549,545
Contributions from partners	—	—	—	—	—	—	—	—	8,675	8,675	8,675
Distributions to partners	—	—	—	(538)	—	—	(538)	—	(5,224)	(5,224)	(5,762)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.50 per share)	—	—	—	—	—	(149,853)	(149,853)	(229)	—	(229)	(150,082)
Balance at September 30, 2016	$325,000	1,045	(16,882)	3,291,602	(35,739)	(997,881)	2,567,145	(2,006)	35,145	33,139	2,600,284
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$105,334	129,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,721	109,249
Amortization of deferred loan cost and debt premium	7,242	7,404
(Accretion) and amortization of above and below market lease intangibles, net	(2,296)	(1,250)
Stock-based compensation, net of capitalization	7,554	8,379
Equity in income of investments in real estate partnerships	(46,618)	(17,991)
Gain on sale of real estate, net of tax	(22,997)	(34,215)
Provision for impairment	1,666	—
Early extinguishment of debt	13,943	(61)
Distribution of earnings from operations of investments in real estate partnerships	39,765	34,527
Settlement of derivative instruments	—	(7,267)
Deferred compensation expense	1,249	(610)
Realized and unrealized loss (gain) on investments	(1,268)	189
Changes in assets and liabilities:
Restricted cash	(84)	1,534
Accounts receivable, net	(4,269)	(4,408)
Straight-line rent receivables, net	(4,894)	(6,274)
Deferred leasing costs	(7,841)	(8,268)
Other assets	(59)	(2,257)
Accounts payable and other liabilities	12,607	10,230
Tenants’ security, escrow deposits and prepaid rent	(1,406)	(1,152)
Net cash provided by operating activities	217,349	216,763
Cash flows from investing activities:
Acquisition of operating real estate	(333,220)	(42,983)
Advance deposits refunded (paid) on acquisition of operating real estate	1,250	(2,250)
Real estate development and capital improvements	(146,773)	(150,967)
Proceeds from sale of real estate investments	83,675	93,727
Collection of notes receivable	—	1,000
Investments in real estate partnerships	(13,127)	(18,644)
Distributions received from investments in real estate partnerships	52,536	15,014
Dividends on investment securities	189	128
Acquisition of securities	(53,290)	(25,675)
Proceeds from sale of securities	54,176	22,296
Net cash used in investing activities	(354,584)	(108,354)
Cash flows from financing activities:
Net proceeds from common stock issuance	549,545	946
Proceeds from sale of treasury stock	957	51
Acquisition of treasury stock	(29)	—
Distributions to limited partners in consolidated partnerships, net	(3,126)	(2,352)
Distributions to exchangeable operating partnership unit holders	(229)	(223)
Dividends paid to common stockholders	(149,049)	(136,008)
Dividends paid to preferred stockholders	(15,797)	(15,797)
Repayment of fixed rate unsecured notes	(300,000)	(350,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	248,160
Proceeds from unsecured credit facilities	395,000	445,000
Repayment of unsecured credit facilities	(295,000)	(305,000)
Proceeds from notes payable	20,223	3,325
Repayment of notes payable	(41,584)	(76,027)
Scheduled principal payments	(4,462)	(4,384)
Payment of loan costs	(1,954)	(5,996)
Early redemption costs	(13,214)	—
Net cash provided by (used in) financing activities	141,281	(198,305)
Net increase (decrease) in cash and cash equivalents	4,046	(89,896)
Cash and cash equivalents at beginning of the period	36,856	113,776
Cash and cash equivalents at end of the period	$40,902	23,880

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016, and 2015
(in thousands)
(unaudited)

	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,622 and $5,403 in 2016 and 2015, respectively)	$54,904	71,734
Cash paid for income taxes	$—	871
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	42,799
Change in fair value of derivative instruments	$(25,338)	(10,845)
Common stock issued for dividend reinvestment plan	$804	966
Stock-based compensation capitalized	$2,561	2,196
Contributions from limited partners in consolidated partnerships, net	$8,674	13
Common stock issued for dividend reinvestment in trust	$556	631
Contribution of stock awards into trust	$1,513	1,633
Distribution of stock held in trust	$4,096	1,898
Change in fair value of securities available-for-sale	$90	(73)
Deconsolidation of previously consolidated partnership:
Real estate, net	$14,075	—
Investments in real estate partnerships	$(3,355)	—
Notes payable	$(9,415)	—
Other assets and liabilities	$640	—
Limited partners' interest in consolidated partnerships	$(2,099)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(in thousands, except unit data)

	2016	2015
Assets	(unaudited)
Real estate investments at cost:
Land, including amounts held for future development	$1,654,389	1,479,814
Buildings and improvements	3,086,287	2,896,396
Properties in development	157,537	169,690
	4,898,213	4,545,900
Less: accumulated depreciation	1,108,221	1,043,787
	3,789,992	3,502,113
Investments in real estate partnerships	274,940	306,206
Net real estate investments	4,064,932	3,808,319
Cash and cash equivalents	40,902	36,856
Restricted cash	4,005	3,767
Accounts receivable, net of allowance for doubtful accounts of $5,690 and $5,295 at September 30, 2016 and December 31, 2015, respectively	24,816	32,292
Straight-line rent receivable, net of reserve of $3,688 and $1,365 at September 30, 2016 and December 31, 2015, respectively	67,931	63,392
Notes receivable	10,480	10,480
Deferred leasing costs, less accumulated amortization of $82,277 and $76,823 at September 30, 2016 and December 31, 2015, respectively	68,455	66,367
Acquired lease intangible assets, less accumulated amortization of $53,878 and $45,639 at September 30, 2016 and December 31, 2015, respectively	122,738	105,380
Trading securities held in trust, at fair value	29,280	29,093
Other assets	24,749	26,935
Total assets	$4,458,288	4,182,881
Liabilities and Capital
Liabilities:
Notes payable	$1,364,200	1,699,771
Unsecured credit facilities	263,421	164,514
Accounts payable and other liabilities	145,689	164,515
Acquired lease intangible liabilities, less accumulated accretion of $22,067 and $17,555 at September 30, 2016 and December 31, 2015, respectively	56,455	42,034
Tenants’ security, escrow deposits and prepaid rent	28,239	29,427
Total liabilities	1,858,004	2,100,261
Commitments and contingencies (note 11)
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at September 30, 2016 and December 31, 2015, liquidation preference of $25 per unit	325,000	325,000
General partner; 104,492,738 and 97,212,638 units outstanding at September 30, 2016 and December 31, 2015, respectively	2,277,884	1,787,802
Limited partners; 154,170 units outstanding at September 30, 2016 and December 31, 2015	(2,006)	(1,975)
Accumulated other comprehensive loss	(35,739)	(58,693)
Total partners’ capital	2,565,139	2,052,134
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	35,145	30,486
Total noncontrolling interests	35,145	30,486
Total capital	2,600,284	2,082,620
Total liabilities and capital	$4,458,288	4,182,881
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Minimum rent	$111,886	105,071	$329,506	308,766
Percentage rent	495	486	2,651	2,593
Recoveries from tenants and other income	34,532	30,725	103,894	94,205
Management, transaction, and other fees	5,855	5,786	18,759	18,032
Total revenues	152,768	142,068	454,810	423,596
Operating expenses:
Depreciation and amortization	40,705	37,032	119,721	109,249
Operating and maintenance	23,373	19,761	69,767	61,119
General and administrative	16,046	14,750	48,695	46,227
Real estate taxes	17,058	16,044	49,697	46,842
Other operating expenses	1,046	1,880	5,795	4,825
Total operating expenses	98,228	89,467	293,675	268,262
Other expense (income):
Interest expense, net	21,945	25,099	70,489	78,407
Provision for impairment	—	—	1,666	—
Early extinguishment of debt	13,943	—	13,943	(61)
Net investment (income) loss, including unrealized (gains) losses of ($383) and $1,296, and ($888) and $1,771 for the three and nine months ended September 30, 2016 and 2015, respectively	(821)	1,190	(1,268)	190
Loss on derivative instruments	40,586	—	40,586	—
Total other expense	75,653	26,289	125,416	78,536
Income (loss) from operations before equity in income of investments in real estate partnerships	(21,113)	26,312	35,719	76,798
Equity in income of investments in real estate partnerships	22,647	5,667	46,618	17,991
Income from operations	1,534	31,979	82,337	94,789
Gain on sale of real estate, net of tax	9,580	27,755	22,997	34,215
Net income	11,114	59,734	105,334	129,004
Limited partners’ interests in consolidated partnerships	(527)	(643)	(1,380)	(1,619)
Net income attributable to the Partnership	10,587	59,091	103,954	127,385
Preferred unit distributions	(5,266)	(5,266)	(15,797)	(15,797)
Net income attributable to common unit holders	$5,321	53,825	$88,157	111,588

Income per common unit - basic	$0.05	0.57	$0.88	1.18
Income per common unit - diluted	$0.05	0.57	$0.88	1.18
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$11,114	59,734	$105,334	129,004
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	1,294	(15,768)	(25,338)	(11,274)
Reclassification adjustment of derivative instruments included in net income	43,111	2,155	48,063	6,654
Unrealized gain (loss) on available-for-sale securities	53	(43)	90	(73)
Other comprehensive income (loss)	44,458	(13,656)	22,815	(4,693)
Comprehensive income	55,572	46,078	128,149	124,311
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	527	643	1,380	1,619
Other comprehensive income (loss) attributable to noncontrolling interests	91	86	(172)	(127)
Comprehensive income attributable to noncontrolling interests	618	729	1,208	1,492
Comprehensive income attributable to the Partnership	$54,954	45,349	$126,941	122,819
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2016 and 2015 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2014	$1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	127,181	204	—	127,385	1,619	129,004
Other comprehensive loss	—	(7)	(4,559)	(4,566)	(127)	(4,693)
Contributions from partners	—	—	—	—	454	454
Distributions to partners	(136,974)	(223)	—	(137,197)	(2,792)	(139,989)
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	10,441	—	—	10,441	—	10,441
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(7,858)	—	—	(7,858)	—	(7,858)
Balance at September 30, 2015	1,941,333	(1,940)	(62,307)	1,877,086	30,958	1,908,044

Balance at December 31, 2015	2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	103,789	165	—	103,954	1,380	105,334
Other comprehensive loss	—	33	22,954	22,987	(172)	22,815
Contributions from partners	—	—	—	—	8,675	8,675
Distributions to partners	(150,391)	(229)	—	(150,620)	(5,224)	(155,844)
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	9,967	—	—	9,967	—	9,967
Common units issued as a result of common stock issued by Parent Company, net of repurchases	542,514	—	—	542,514	—	542,514
Balance at September 30, 2016	$2,602,884	(2,006)	(35,739)	2,565,139	35,145	2,600,284
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$105,334	129,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,721	109,249
Amortization of deferred loan cost and debt premium	7,242	7,404
(Accretion) and amortization of above and below market lease intangibles, net	(2,296)	(1,250)
Stock-based compensation, net of capitalization	7,554	8,379
Equity in income of investments in real estate partnerships	(46,618)	(17,991)
Gain on sale of real estate, net of tax	(22,997)	(34,215)
Provision for impairment	1,666	—
Early extinguishment of debt	13,943	(61)
Distribution of earnings from operations of investments in real estate partnerships	39,765	34,527
Settlement of derivative instruments	—	(7,267)
Deferred compensation expense	1,249	(610)
Realized and unrealized loss (gain) on investments	(1,268)	189
Changes in assets and liabilities:
Restricted cash	(84)	1,534
Accounts receivable, net	(4,269)	(4,408)
Straight-line rent receivables, net	(4,894)	(6,274)
Deferred leasing costs	(7,841)	(8,268)
Other assets	(59)	(2,257)
Accounts payable and other liabilities	12,607	10,230
Tenants’ security, escrow deposits and prepaid rent	(1,406)	(1,152)
Net cash provided by operating activities	217,349	216,763
Cash flows from investing activities:
Acquisition of operating real estate	(333,220)	(42,983)
Advance deposits refunded (paid) on acquisition of operating real estate	1,250	(2,250)
Real estate development and capital improvements	(146,773)	(150,967)
Proceeds from sale of real estate investments	83,675	93,727
Collection of notes receivable	—	1,000
Investments in real estate partnerships	(13,127)	(18,644)
Distributions received from investments in real estate partnerships	52,536	15,014
Dividends on investment securities	189	128
Acquisition of securities	(53,290)	(25,675)
Proceeds from sale of securities	54,176	22,296
Net cash used in investing activities	(354,584)	(108,354)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	549,545	946
Proceeds from sale of treasury stock	957	51
Acquisition of treasury stock	(29)	—
Distributions (to) from limited partners in consolidated partnerships, net	(3,126)	(2,352)
Distributions to partners	(149,278)	(136,231)
Distributions to preferred unit holders	(15,797)	(15,797)
Repayment of fixed rate unsecured notes	(300,000)	(350,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	248,160
Proceeds from unsecured credit facilities	395,000	445,000
Repayment of unsecured credit facilities	(295,000)	(305,000)
Proceeds from notes payable	20,223	3,325
Repayment of notes payable	(41,584)	(76,027)
Scheduled principal payments	(4,462)	(4,384)
Payment of loan costs	(1,954)	(5,996)
Early redemption costs	(13,214)	—
Net cash provided by (used in) financing activities	141,281	(198,305)
Net increase (decrease) in cash and cash equivalents	4,046	(89,896)
Cash and cash equivalents at beginning of the period	36,856	113,776
Cash and cash equivalents at end of the period	$40,902	23,880

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016, and 2015
(in thousands)
(unaudited)

	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,622 and $5,403 in 2016 and 2015, respectively)	$54,904	71,734
Cash paid for income taxes	$—	871
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	42,799
Change in fair value of derivative instruments	$(25,338)	(10,845)
Common stock issued by Parent Company for dividend reinvestment plan	$804	966
Stock-based compensation capitalized	$2,561	2,196
Contributions from limited partners in consolidated partnerships, net	$8,674	13
Common stock issued for dividend reinvestment in trust	$556	631
Contribution of stock awards into trust	$1,513	1,633
Distribution of stock held in trust	$4,096	1,898
Change in fair value of securities available-for-sale	$90	(73)
Deconsolidation of previously consolidated partnership:
Real estate, net	$14,075	—
Investments in real estate partnerships	$(3,355)	—
Notes payable	$(9,415)	—
Other assets and liabilities	$640	—
Limited partners' interest in consolidated partnerships	$(2,099)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets or liabilities other than through its investment in the Operating Partnership. The Parent Company currently owns approximately 99.9% of the outstanding common Partnership Units of the Operating Partnership. As of September 30, 2016, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) owned 197 retail shopping centers and held partial interests in an additional 110 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Consolidation
The Company consolidates properties that are wholly owned or properties where it owns less than 100%, but which it controls. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIEs"). For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company's determination of the primary beneficiary considers all relationships between it and the VIE, including management agreements and other contractual arrangements.
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of September 30, 2016, the Parent Company owned approximately 99.9% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity, and the Parent Company is the primary beneficiary which consolidates it. The Parent Company’s only investment is the Operating Partnership.
Real Estate Partnerships
Regency has an ownership interest in 121 properties through partnerships, of which 11 are consolidated, with institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment ("the Partners", "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

•
Those partnerships for which the partners only have protective rights are considered VIEs under ASC 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities and reports the limited partners’ interest as noncontrolling interests.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. Regency does not provide financial support to the VIEs.

•
Those partnerships for which the partners are involved in the day to day decisions and do not have any other aspects that would cause them to be considered VIEs, are evaluated for consolidation using the voting interest model.

◦	Those partnerships in which Regency has a controlling financial interest are consolidated and the limited partners’ ownership interest and share of net income is recorded as noncontrolling interest.

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method and its ownership interest is recognized through single-line presentation as Investments in Real Estate Partnerships, in the Consolidated Balance Sheet, and Equity in Income of Investments in Real Estate Partnerships, in the Consolidated Statements of Operations. Distributions received from these partnerships are accounted for using the look-through method with returns of capital from property sales or debt financing considered investing cash flows and the remaining distributions generally considered operating cash flows.

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships.
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Assets
Real estate assets, net	$84,586	81,424
Cash and cash equivalents	7,822	790
Liabilities
Notes payable	8,169	17,948
Equity
Limited partners’ interests in consolidated partnerships	17,374	11,058

Reclassifications
During the nine months ended September 30, 2016, the Company reclassified its land held for future development from Properties in development to Land within the accompanying Consolidated Balance Sheets. The Company reclassified prior period amounts of $47.3 million to conform to current period presentation.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:
ASU 2015-02, February 2015, Consolidation (Topic 810): Amendments to the Consolidation Analysis
ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs.
January 2016
The adoption of this standard resulted in five additional investment partnerships being considered variable interest entities due to the limited partners' lack of substantive participation in the partnerships. This did not result in any impact to the Company's Consolidated Balance Sheets, Statements of Operations, or Cash Flows, but did result in additional disclosures about its relationships with and exposure to variable interest entities.

ASU 2015-03, April 2015, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

January 2016
The adoption and implementation of this standard has resulted in the retrospective presentation of debt issuance costs associated with the Company's notes payable and term loans as a direct deduction from the carrying amount of the related debt instruments (previously, included in deferred costs in the consolidated balance sheets).
Unamortized debt issuance costs of $8.2 million has been reclassified to offset the related debt as of December 31, 2015.

ASU 2015-15, August 2015, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
ASU 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset, amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings.

January 2016
The adoption of this standard resulted in debt issuance costs related to the Line of credit ("Line") to continue being presented as an asset in the Consolidated Balance Sheets, previously within deferred costs, and now presented within other assets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Not yet adopted:
ASU 2014-15, August 2014, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
The standard requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.
December 2016
The Company does not expect the adoption of this standard to have an impact on its Consolidated Balance Sheets, Statements of Operations, or Cash Flows but will result in more disclosure surrounding the Company's plans for addressing significant upcoming debt maturities.

ASU 2016-09, March 2016, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, an option to recognize stock compensation forfeitures as they occur, and changes to classification on the statement of cash flows.
		January 2017	The Company does not expect the adoption of this standard to have an impact on its financial statements and related disclosures.

Revenue from Contracts with Customers (Topic 606):

ASU 2014-09, May 2014, Revenue from Contracts with Customers (Topic 606)

ASU 2016-08, March 2016, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

		January 2018	The Company is currently evaluating the alternative methods of adoption and the impact it may have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-01, January 2016, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard amends the guidance to classify equity securities with readily-determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Equity investments accounted for under the equity method are not included in the scope of this amendment. Early adoption of this amendment is not permitted.

		January 2018	The Company does not expect the adoption and implementation of this standard to have a material impact on its results of operations, financial condition or cash flows.

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted on a retrospective basis.	January 2018	The ASU is consistent with the Company's current treatment and the Company does not expect the adoption and implementation of this standard to have an impact on its cash flow statement.

ASU 2016-02, February 2016, Leases (Topic 842)
The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. It also makes targeted changes to lessor accounting, including a change to the treatment of initial direct leasing costs, which no longer considers fixed internal leasing salaries as capitalizable costs.

Early adoption of this standard is permitted to coincide with adoption of ASU 2014-09. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
		January 2019	The Company is currently evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

ASU 2016-13, June 2016, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

		January 2020	The Company is currently evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development:

(in thousands)		Nine months ended September 30, 2016
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/16	Garden City Park	Garden City Park, NY	Operating	100%	$17,300	—	10,171	2,940
3/4/16	The Market at Springwoods Village (1)	Houston, TX	Development	53%	17,994	—	—	—
5/16/16	Market Common Clarendon	Arlington, VA	Operating	100%	280,500	—	15,428	15,662
7/15/2016	Klahanie Shopping Center	Sammamish, WA	Operating	100%	35,988	—	2,264	539
8/4/2016	The Village at Tustin Legacy	Tustin, CA	Development	100%	18,800	—	—	—
Total property acquisitions					$370,582	—	27,863	19,141
(1)  Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million in Limited partners' interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

(in thousands)		Nine months ended September 30, 2015
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
9/1/15	University Commons	Boca Raton, FL	Operating	100%	$80,500	42,799	64,482	14,039

The results of operations from acquisitions are included in the Consolidated Statements of Operations beginning on the acquisition date. Results of operations related to the material acquisition of Market Common Clarendon resulted in the following impact to Revenues and Net income attributable to common stockholders for the three and nine months ended September 30, 2016, as follows:

	September 30, 2016
(in thousands)	Three months ended	Nine months ended
Increase in total revenues	$4,333	6,620
Increase (decrease) in net income attributable to common stockholders (1)	1,490	(130)

(1) Includes $59,000 and $1.5 million of transaction costs during the three and nine months ended September 30, 2016, respectively, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of financing the Market Common Clarendon acquisition as if it had occurred on January 1, 2015:

		(Pro Forma)		(Pro Forma)
		Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)		2016	2015	2016	2015
Total revenues		$152,768	146,908	462,562	438,273
Income from operations	(1)	1,592	33,010	85,153	96,496
Net income attributable to common stockholders	(1)	5,363	54,761	90,808	113,091
Income per common share - basic		$0.05	0.57	0.89	1.17
Income per common share - diluted		0.05	0.57	0.89	1.16

(1) The pro forma earnings for the three and nine months ended September 30, 2016 were adjusted to exclude $59,000 and $1.5 million, respectively, of acquisition costs, while 2015 pro forma earnings were adjusted to include those costs during the first quarter of 2015.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Market Common Clarendon acquisition:

Nine months ended
(in years)	September 30, 2016
Assets:
In-place leases	7.4
Liabilities:
Acquired lease intangible liabilities	7.9

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016		2015
Net proceeds from sale of real estate investments	$47,180	$67,345	$85,885	(1)	$93,727
Gain on sale of real estate, net of tax	$9,580	$27,755	$22,997		$34,215
Provision for impairment	$—	$—	$(1,666)		—
Number of operating properties sold	3	2	7		4
Number of land parcels sold	2	—	12		—
Percent interest sold	100%	100%	100%		100%
(1) Includes cash deposits received in the previous year.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

4.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	September 30, 2016		December 31, 2015
Notes payable:
Fixed rate mortgage loans	$418,358		475,214
Variable rate mortgage loans	53,975	(1)	34,154
Fixed rate unsecured loans	891,867		1,190,403
Total notes payable	1,364,200		1,699,771
Unsecured credit facilities:
Line of Credit (the "Line")	—		—
Term Loan	263,421		164,514
Total unsecured credit facilities	263,421		164,514
Total debt outstanding	$1,627,621		1,864,285

(1) As of September 30, 2016, the amount consists of two mortgages with variable interest rates of one month LIBOR plus 150 basis points and which mature on October 16, 2020 and April 1, 2023, respectively. Interest rate swaps are in place fixing the interest rates at 3.696% on $28.1 million and 2.803% on $20.0 million, respectively. See note 5.

As of September 30, 2016 , the key interest rates of the Company's notes payables and credit facilities were as follows:

	September 30, 2016
	Weighted Average Effective Rate	Weighted Average Contractual Rate
Mortgage loans	6.0%	6.0%
Fixed rate unsecured loans	5.3%	4.5%
Line (1)	1.8%	1.4%
Term loan	2.1%	2.0%
(1) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.
Significant financing activity since December 31, 2015 includes the following:

•	The Company has repaid three mortgages totaling $41.6 million that were scheduled to mature during 2016.

•	The Company issued new variable rate mortgage debt of $20.0 million, related to one of the mortgages that matured during 2016, and fixed the rate at 2.803% with an interest rate swap.

•
The Company amended its existing Term Loan, which increased the facility size by $100.0 million to $265.0 million, extended the maturity date to January 5, 2022 and reduced the applicable interest rate. The Term Loan now bears interest at LIBOR plus a ratings based margin of 0.95% per annum, subject to adjustment from time to time based on changes to the Company's corporate credit rating. At closing, the Company executed interest rate swaps for the full notional amount of the Term Loan, which fixed the interest rate at 2.0% through maturity.

•
In August, the Company redeemed the entirety of its $300 million of 5.875% senior unsecured notes due June 15, 2017 ("$300 million notes") funded from proceeds from an equity offering, as discussed in note 7. The redemption payment included a $13.2 million make-whole premium that was expensed during the three months ended September 30, 2016.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

As of September 30, 2016, scheduled principal payments and maturities on notes payable were as follows:

(in thousands)	September 30, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2016	$1,428	—	—	1,428
2017	5,507	117,298	—	122,805
2018	4,826	57,358	—	62,184
2019	3,753	106,000	—	109,753
2020	4,091	84,222	150,000	238,313
Beyond 5 Years	11,933	70,071	1,015,000	1,097,004
Unamortized debt premium/(discount) and issuance costs	—	5,846	(9,712)	(3,866)
Total	$31,538	440,795	1,155,288	1,627,621
(1) Includes unsecured public debt and unsecured credit facilities.

The Company was in compliance as of September 30, 2016 with the financial and other covenants under its unsecured public debt and unsecured credit facilities.

5.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

							Fair Value
(in thousands)							Assets (Liabilities)(2)
Effective Date	Maturity Date	Early Termination Date (1)	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of		September 30, 2016	December 31, 2015
10/16/13	10/16/20	N/A	$28,100	1 Month LIBOR	2.196%		$(1,373)	(898)
8/1/16	1/5/22	N/A	200,000	1 Month LIBOR	1.048%		423	—
8/1/16	1/5/22	N/A	65,000	1 Month LIBOR	1.070%		53	—
4/7/16	4/1/23	N/A	20,000	1 Month LIBOR	1.303%		(264)	—
6/15/17	6/15/27	12/15/17	20,000	3 Month LIBOR	3.488%	(3)	—	(1,798)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(3)	—	(8,922)
6/15/17	6/15/27	12/15/17	100,000	3 Month LIBOR	3.480%	(3)	—	(8,921)
Total derivative financial instruments							$(1,161)	(20,539)
(1) Represents the date specified in the agreement for either optional or mandatory early termination by the counterparty, which will result in cash settlement. The Company has the option to terminate and settle at any date prior to this.
(2) Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(3) In 2014, the Company entered into $220 million of forward starting interest rate swaps to hedge the interest rate on new fixed rate ten year debt that the Company expected to issue in June 2017 for the specific purpose of repaying at maturity the $300 million notes. These interest rate swaps locked in a weighted average fixed rate of 3.48%, before the Company's credit spread. These swaps were settled during the during the third quarter of 2016, as further described below.
These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2016, does not have any derivatives that are not designated as hedges. The Company has master netting agreements;

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings within Interest expense, in the accompanying Consolidated Statements of Operations.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Missed Forecast)
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2016	2015		2016	2015		2016	2015
Interest rate swaps	$1,294	(15,768)	Interest expense	$(2,525)	(2,155)	Loss on derivative instruments	$(40,586)	—

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Missed Forecast)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(25,338)	(11,274)	Interest expense	$(7,477)	(6,654)	Loss on derivative instruments	$(40,586)	—

As of September 30, 2016, the Company expects $10.7 million of net deferred losses on derivative instruments accumulated in Other comprehensive income, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclass is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.
Hedge Settlement

During the third quarter of 2016, the Company initiated and completed a $400.1 million equity offering, as further described in note 7, for the primary purpose of funding the early redemption of its $300 million notes.  The Company also used $40.6 million from the net offering proceeds to settle $220 million of forward starting swaps related to new debt previously expected to be issued in 2017 to repay the notes at maturity.  As a result of the equity offering, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable not to occur.  Accordingly, the Company ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings during the third quarter of 2016.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

6.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$10,480	10,460	$10,480	10,620
Financial liabilities:
Notes payable	$1,364,200	1,478,100	$1,699,771	1,793,200
Unsecured credit facilities	$263,421	264,800	$164,514	165,300

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2016 and December 31, 2015. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

The Company develops its judgments based on the best information available at the measurement date, including expected cash flows, appropriately risk-adjusted discount rates, and available observable and unobservable inputs. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. As considerable judgment is often necessary to estimate the fair value of these financial instruments, the fair values presented above are not necessarily indicative of amounts that will be realized upon disposition of the financial instruments.

The following methods and assumptions were used to estimate the fair value of these financial instruments:

Notes Receivable

The fair value of the Company's Notes receivable is estimated by calculating the present value of future contractual cash flows discounted at interest rates available for notes of the same terms and maturities, adjusted for counter-party specific credit risk. The fair value of Notes receivable was determined primarily using Level 3 inputs of the fair value hierarchy, which considered counter-party credit risk and collateral risk of the underlying property securing the note receivable.

Notes Payable

The fair value of the Company's unsecured debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the unsecured debt was determined using Level 2 inputs of the fair value hierarchy.

The fair value of the Company's mortgage notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time the property is acquired. The fair value of the mortgage notes payable was determined using Level 2 inputs of the fair value hierarchy.

Unsecured Credit Facilities

The fair value of the Company's Unsecured credit facilities is estimated based on the interest rates currently offered to the Company by financial institutions. The fair value of the credit facilities was determined using Level 2 inputs of the fair value hierarchy.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	September 30, 2016		December 31, 2015
	Low	High	Low	High
Notes receivable	6.8%	6.8%	6.3%	6.3%
Notes payable	2.7%	3.8%	2.8%	4.2%
Unsecured credit facilities	1.5%	1.5%	1.1%	1.1%

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Trading Securities Held in Trust

The Company has investments in marketable securities, which are assets of the non-qualified deferred compensation plan ("NQDCP"), that are classified as trading securities held in trust on the accompanying Consolidated Balance Sheets. The fair value of the Trading securities held in trust was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of trading securities are recorded within net investment (income) loss from deferred compensation plan in the accompanying Consolidated Statements of Operations.

Available-for-Sale Securities

Available-for-sale securities consist of investments in certificates of deposit and corporate bonds, and are recorded at fair value using matrix pricing methods to estimate fair value, which are considered Level 2 inputs of the fair value hierarchy. Unrealized gains or losses on these securities are recognized through Other comprehensive income.

Interest Rate Derivatives
The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,280	29,280	—	—
Available-for-sale securities	8,017	—	8,017	—
Interest rate derivatives	476	—	476	—
Total	$37,773	29,280	8,493	—

Liabilities:
Interest rate derivatives	$(1,637)	—	(1,637)	—

	Fair Value Measurements as of December 31, 2015
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,093	29,093	—	—
Available-for-sale securities	7,922	—	7,922	—
Total	$37,015	29,093	7,922	—

Liabilities:
Interest rate derivatives	$(20,539)	—	(20,539)	—

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2016 or December 31, 2015.

7.    Equity and Capital

Common Stock of the Parent Company

Issuances:

At the Market ("ATM") Program

The current ATM equity offering program authorizes the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of September 30, 2016, $70.8 million of common stock remained available for issuance under this ATM equity program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

There were no shares issued under the ATM equity program during the three months ended September 30, 2016 or 2015. The following table presents the shares that were issued under the ATM equity program during the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
(dollar amounts are in thousands, except price per share data)	2016	2015
Shares issued (1)	182,787	18,125
Weighted average price per share	$68.85	64.72
Gross proceeds	$12,584	1,173
Commissions	$157	15
Issuance costs	$80	—
(1) Reflects shares traded in December and settled in January each year.

Forward Equity Offering

In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") to issue 3.10 million shares of its common stock at an offering price of $75.25 per share before any underwriting discount and offering expenses.

In June 2016, the Parent Company partially settled its forward equity offering by delivering 1.85 million shares of newly issued common stock, receiving $137.5 million of net proceeds, which were used to repay the Line.

The remaining 1.25 million shares must be settled under the forward sale agreement prior to June 23, 2017.

Equity Offering

In July 2016, the Parent Company issued 5.0 million shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million, used to (i) redeem, in August, the entire $300 million notes, including a make-whole payment, (ii) settle forward interest rate swaps, and (iii) fund investment activities, and for general corporate purposes.

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	(11,022)	(73)	(11,095)	(252)	—	(252)	(11,347)
Amounts reclassified from accumulated other comprehensive income	6,536	—	6,536	118	—	118	6,654
Current period other comprehensive income, net	(4,486)	(73)	(4,559)	(134)	—	(134)	(4,693)
Balance as of September 30, 2015	$(62,234)	(73)	(62,307)	(884)	—	(884)	(63,191)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(25,015)	89	(24,926)	(322)	—	(322)	(25,248)
Amounts reclassified from accumulated other comprehensive income	47,880	—	47,880	183	—	183	48,063
Current period other comprehensive income, net	22,865	89	22,954	(139)	—	(139)	22,815
Balance as of September 30, 2016	$(35,785)	46	(35,739)	(924)	—	(924)	(36,663)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income				Affected Line Item(s) Where Net Income is Presented
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Interest rate swaps	$43,111	2,155	$48,063	6,654	Interest expense and Loss on derivative instruments

8.    Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations. During 2016, the Company granted 191,128 shares of restricted stock with a weighted-average grant-date fair value of $79.40 per share.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

9.    Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets held in the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	September 30, 2016	December 31, 2015
Assets:
Trading securities held in trust	$29,280	29,093
Liabilities:
Accounts payable and other liabilities	$28,875	28,632
The assets and liabilities presented include the trading securities held in the Rabbi trust and the related participant obligations. The Company's common stock held in the Rabbi trust, and the related participant obligation, is presented within Stockholders' equity in the accompanying Consolidated Balance Sheets as Treasury stock and part of Additional paid in capital, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Income from operations attributable to common stockholders - basic	$5,305	53,731	$87,992	111,384
Income from operations attributable to common stockholders - diluted	$5,305	53,731	$87,992	111,384
Denominator:
Weighted average common shares outstanding for basic EPS	103,675	94,158	99,639	94,080
Weighted average common shares outstanding for diluted EPS (1)	104,255	94,595	100,128	94,483

Income per common share – basic	$0.05	0.57	$0.88	1.18
Income per common share – diluted	$0.05	0.57	$0.88	1.18
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2016 and 2015 were 154,170.

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Income from operations attributable to common unit holders - basic	$5,321	53,825	$88,157	111,588
Income from operations attributable to common unit holders - diluted	$5,321	53,825	$88,157	111,588
Denominator:
Weighted average common units outstanding for basic EPU	103,829	94,312	99,793	94,234
Weighted average common units outstanding for diluted EPU (1)	104,409	94,749	100,282	94,637

Income per common unit – basic	$0.05	0.57	$0.88	1.18
Income per common unit – diluted	$0.05	0.57	$0.88	1.18
(1) Includes the dilutive impact of unvested restricted stock and forward equity offering using the treasury stock method.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

11.    Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims, which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities, that any previous owner, occupant or tenant did not create any material environmental condition not known to it, that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of September 30, 2016 and December 31, 2015, the Company had $5.8 million and $5.9 million, respectively, in letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in national and local economic conditions, financial difficulties of tenants, competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"), changes in leasing activity and market rents, timing of development starts, meeting development schedules, natural disasters in geographic areas in which we operate, cost of environmental remediation, our inability to exercise voting control over the co-investment partnerships through which we own many of our properties, and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Defined Terms

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of certain operating metrics regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Same Property information is provided for operating properties that were owned and operated for the entirety of both calendar year periods being compared and excludes Non-Same Properties and Properties in Development.

•
A Non-Same Property is a property acquired, sold, or a development completion during either calendar year period being compared. Corporate activities, including the captive insurance company, are part of Non-Same Property.

•
Property In Development is a property owned and intended to be developed, including partially operating properties acquired specifically for redevelopment and excluding land held for future development.

•
Development Completion is a project in development that is deemed complete upon the earliest of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the project features at least two years of anchor operations, or (iii) three years have passed since the start of construction. Once deemed complete, the property is termed an Operating Property.

•	Pro-Rata information includes 100% of our consolidated properties plus our ownership interest in our unconsolidated real estate investment partnerships.

The pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the operating results of properties in our portfolio. We do not control the unconsolidated investment partnerships, and the pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our pro-rata share.

The presentation of pro-rata information has limitations which include, but are not limited to, the following:

•
The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting or allocating noncontrolling interests, and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and

•	Other companies in our industry may calculate their pro-rata interest differently, limiting the usefulness as a comparative measure.

Because of these limitations, the pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro-rata information as a supplement.

•	Core EBITDA is defined as earnings before interest, taxes, depreciation and amortization, real estate gains and losses, and development and acquisition pursuit costs.

•	Fixed Charge Coverage Ratio is defined as Core EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•
Net Operating Income ("NOI") is the sum of minimum rent, percentage rent and recoveries from tenants and other income, less operating and maintenance, real estate taxes, and provision for doubtful accounts. NOI excludes straight-line rental income, above and below market rent amortization and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•
NAREIT Funds from Operations ("NAREIT FFO") is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations.

•
Core FFO is an additional performance measure used by Regency as the computation of NAREIT FFO includes certain non-cash and non-comparable items that affect the Company's period-over-period performance.  Core FFO excludes from NAREIT FFO, but is not limited to: (a) transaction related gains, income or expense; (b) impairments on land; (c) gains or losses from the early extinguishment of debt; and (d) other non-core amounts as they occur.  The Company provides a reconciliation of NAREIT FFO to Core FFO.

Overview of Our Strategy

Regency Centers began its operations as a publicly-traded REIT in 1993, and currently owns direct or partial interests in 307 shopping centers, the majority of which are grocery-anchored community and neighborhood centers. Our centers are located in the top markets of 25 states and the District of Columbia, and contain 37.6 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through the Operating Partnership, its wholly-owned subsidiaries, and through its investment partnerships. The Parent Company currently owns approximately 99.9% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent grocery-anchored shopping center owner and developer through:

•	First-rate performance of our exceptionally merchandised and located national portfolio;

•	Value-enhancing services of the best team of professionals in the business; and

•	Creation of superior growth in shareholder value.

Our strategy is:

•	Sustain average annual 3% NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers;

•	Develop new, and redevelop existing, high quality shopping centers at attractive returns on investment from a disciplined development program;

•	Maintain our strong balance sheet to provide financial flexibility, to cost effectively fund uses of capital, and to weather economic downturns; and

•	Engage a talented and dedicated team with high standards of integrity that operates efficiently and is recognized as a leader in the real estate industry.

Executing on our Strategy

During the nine months ended September 30, 2016, we executed on our strategic objectives to further solidify Regency’s position as a leader among shopping center REITs:
Sustain average annual 3% NOI growth from a high-quality, growing portfolio of thriving community and neighborhood shopping centers.
We earn revenues and generate cash flow by leasing space in our shopping centers to grocery stores, major retail anchors, restaurants, side-shop retailers, and service providers, as well as ground leasing or selling out-parcels to these same types of tenants. We experience growth in revenues by increasing occupancy and rental rates in our existing shopping centers, by acquiring and developing new shopping centers, and by redeveloping shopping centers within our portfolio. Noteworthy milestones and achievements during 2016 include:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 3.4% during the nine months ended September 30, 2016.

•	Our pro-rata same property percent leased was 96.0% at September 30, 2016, representing a small decline from 96.2% at December 31, 2015, primarily related to the Sports Authority bankruptcy.

•	We grew rental rates 10.7% on new and renewal leases of comparable size space during the nine months ended September 30, 2016.

•	We invested in the acquisition of three operating properties, for a gross purchase price of $333.8 million.

Develop new, high quality shopping centers and redevelop existing centers at attractive returns on investment from a disciplined development program.
We capitalize on our development capabilities, market presence, and anchor relationships by investing in new developments and redevelopments of existing centers.

•
During the nine months ended September 30, 2016, we started $108.5 million of development and redevelopment projects, net of partner funding requirements, with a weighted average projected return of 8.2%.

•
At September 30, 2016, we have five ground-up developments in process, with total expected net development costs of $112.0 million, net of partner funding requirements, and have $40.0 million of net costs to complete. These developments are projecting returns on capital of 7.9% and are currently 85.4% leased.

We also have 16 redevelopments of existing centers in process with total expected net redevelopment costs of $112.3 million, with $66.3 million of costs to complete, and projected incremental returns ranging from 7.0% - 10.0%.

Maintain our strong balance sheet to provide financial flexibility, to cost effectively fund uses of capital, and to weather economic downturns.
We fund acquisitions and development activities from various capital sources including operating cash flow, property sales through a disciplined match-funding strategy of selling low growth assets, equity offerings, new debt financing, and capital from our co-investment partners.

•
At September 30, 2016, our net debt-to-core EBITDA ratio on a pro-rata basis for the trailing twelve months was 4.4x versus 5.2x at December 31, 2015. We had $40.9 million of cash and no outstanding balance on our $800.0 million Line.

•	In June 2016, we settled 1.85 million of the 3.1 million shares of the forward equity offering resulting in net proceeds of $137.5 million, which was used to partially repay the Line balance.

•
In July 2016, we amended our existing Term Loan, which increased the facility size by $100.0 million to $265.0 million, extended the maturity date to January 5, 2022 and fixed the interest rate at 2.00%.

•
In July 2016, we issued 5.0 million shares of common stock resulting in net proceeds of $400.1 million, used to (i) repay in full our $300 million notes, including a make-whole payment, (ii) settle the forward interest rate swaps, and (iii) fund investment activities and general corporate purposes.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	September 30, 2016	December 31, 2015
Number of Properties	197	200
Properties in Development	5	7
GLA	23,753	23,280
% Leased – Operating and Development	95.4%	95.4%
% Leased – Operating	95.7%	95.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$19.74	$18.95

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	September 30, 2016	December 31, 2015
Number of Properties	110	118
GLA	13,882	14,755
% Leased – Operating	96.4%	96.3%
Weighted average annual effective rent PSF, net of tenant concessions	$19.50	$18.81

During October 2016, the southeastern United States was hit hard by Hurricane Matthew as it moved very close to the coasts of Florida, Goergia, South Carolina and North Carolina. The Company’s shopping centers along the East Coast sustained only minor damage as a result of Hurricane Matthew. Beyond power outages at a limited number of properties, the scope of damage was limited to tree and debris removal and minor roof leaks, with no major structural damage to report.

For the purpose of the following disclosures of occupancy and leasing activity, anchor space is considered space greater than or equal to 10,000 SF and shop space is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2016	December 31, 2015
% Leased – Operating	95.8%	95.9%
Anchor	97.7%	98.5%
Shop space	92.8%	91.7%

The decline in anchor percent leased is due to the Sports Authority bankruptcy and its rejection of two leases at our shopping centers. See additional discussion below about bankruptcies.

The following table summarizes leasing activity, including Regency's pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	11	312	$13.92	$4.98	$3.75
Renewal	64	1302	$13.29	$0.35	$0.83
Total Anchor Leases (1)	75	1,614	$13.41	$1.24	$1.39
Shop Space
New	313	561	$29.93	$12.00	$13.83
Renewal	696	1066	$31.57	$1.48	$4.18
Total Shop Space Leases (1)	1009	1,627	$31.00	$5.11	$7.51
Total Leases	1084	3,241	$22.24	$3.18	$4.46

	Nine months ended September 30, 2015
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	8	111	$15.62	$5.71	$5.32
Renewal	33	767	$11.33	$0.01	$1.02
Total Anchor Leases (1)	41	878	$11.87	$0.74	$1.56
Shop Space
New	334	542	$30.59	$10.30	$13.65
Renewal	697	1079	$31.06	$0.70	$3.95
Total Shop Space Leases (1)	1031	1,621	$30.90	$3.91	$7.19
Total Leases	1072	2,499	$24.22	$2.79	$5.22
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.

Total average base rent signed on our shop space leases of $31.00 increased in 2016 compared to 2015 and exceeds the average annual base rent of all shop space leases due to expire during the next twelve months of $27.93 PSF, by 11.0%.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our four most significant tenants, based on their percentage of annualized base rent, each of which is a grocery tenant:

	September 30, 2016
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Kroger	58	9.0%	4.6%
Publix	40	5.7%	3.0%
Albertsons/Safeway	49	4.8%	2.8%
Whole Foods	20	2.3%	2.3%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants with operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. However, no tenant represents more than 5% of our annual base rent on a pro-rata basis.

Our management team devotes significant time to monitoring consumer preferences, shopping behaviors, and demographics to anticipate both challenges and opportunities in the changing retail industry that may affect our tenants. As a result of our findings, we may reduce new leasing, suspend leasing, or curtail the allowance for the construction of leasehold improvements within a certain retail category or to a specific retailer.

During March 2016, Sports Authority filed for Chapter 11 bankruptcy protection, at which time we had three leases in our portfolio. One of those leases has been assumed by another retailer and the remaining two have been rejected and the stores closed. Those two rejected leases represented $2.1 million, or 0.4%, of total annualized base rent on a pro-rata basis. We are currently working to re-tenant these spaces.

During 2016, Sears Holdings announced that it planned to accelerate the closing of a number of unprofitable stores due to continued poor sales. Sears continues to report significant declines in operating revenues and performance, and its ability to continue operating stores in our shopping centers is uncertain. We have five Sears or Kmart leases in our portfolio, which currently represent $3.1 million, or 0.6%, of total annualized base rent on a pro-rata basis. None of the announced store closures, as of this filing, are within our shopping centers. However, we are currently working to opportunistically re-tenant the spaces as the lease terms permit.

Results from Operations

Comparison of the three months ended September 30, 2016 to 2015:

Our revenues increased as summarized in the following table:

	Three months ended September 30,
(in thousands)	2016	2015	Change
Minimum rent	$111,886	105,071	6,815
Percentage rent	495	486	9
Recoveries from tenants	31,443	28,294	3,149
Other income	3,089	2,431	658
Management, transaction, and other fees	5,855	5,786	69
Total revenues	$152,768	142,068	10,700

Minimum rent increased as follows:

•	$1.9 million increase from rent commencing at development properties;

•	$5.1 million increase from new acquisitions of operating properties; and

•	$1.5 million increase in minimum rent from same properties from redevelopments, rental rate growth on new and renewal leases, and contractual rent steps;

•	reduced by $1.7 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$775,000 increase from rent commencing at development properties;

•	$1.5 million increase from new acquisitions of operating properties; and

•	$1.4 million increase from same properties associated with higher recoverable costs;

•	reduced by $544,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $658,000 primarily as a result of parking income related to the acquisition of Market Common Clarendon.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Three months ended September 30,
(in thousands)	2016	2015	Change
Asset management fees	$1,611	1,573	38
Property management fees	3,197	3,249	(52)
Leasing commissions and other fees	1,047	964	83
Total management, transaction, and other fees	$5,855	5,786	69

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2016	2015	Change
Depreciation and amortization	$40,705	37,032	3,673
Operating and maintenance	23,373	19,761	3,612
General and administrative	16,046	14,750	1,296
Real estate taxes	17,058	16,044	1,014
Other operating expenses	1,046	1,880	(834)
Total operating expenses	$98,228	89,467	8,761

Depreciation and amortization costs increased as follows:

•	$945,000 increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$3.0 million increase from new acquisitions of operating properties; and

•	$749,000 million increase from same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $1.0 million from the sale of operating properties and other corporate asset disposals.

Operating and maintenance costs increased as follows:

•	$651,000 increase from operations commencing at development properties;

•	$1.3 million increase from new acquisitions of operating properties; and

•	$2.1 million increase from same properties primarily in recoverable costs;

•	reduced by $381,000 from the sale of operating properties.

General and administrative expenses increased as follows:

•	$2.0 million increase from the change in the value of participant obligations within the deferred compensation plan;

•	reduced by $629,000 of higher development overhead capitalization due to the timing of project starts.

Real estate taxes increased as follows:

•	$252,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy; and

•	$1.1 million increase from acquisitions of operating properties;

•	reduced by $329,000 from sold properties.

Other operating expenses decreased $834,000 primarily due to lower acquisition and pursuit costs and less tax expenses.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$19,828	23,552	(3,724)
Interest on unsecured credit facilities	1,556	1,064	492
Capitalized interest	(857)	(1,388)	531
Hedge expense	1,807	2,155	(348)
Interest income	(389)	(284)	(105)
Interest expense, net	21,945	25,099	(3,154)
Early extinguishment of debt	13,943	—	13,943
Net investment (income) loss	(821)	1,190	(2,011)
Loss on derivative instruments	40,586	—	40,586
Total other expense (income)	$75,653	26,289	49,364

The $3.2 million decrease in total interest expense is due to:

•	$3.7 million decrease in interest on notes payable from refinancing and deleveraging activities in 2015 and the early redemption of our $300 million notes in August 2016; offset by,

•	$492,000 increase in interest expense related to higher average balances on our unsecured credit facilities; and

•	$531,000 increase due to lower interest capitalization on our development and redevelopment projects.

In connection with the early redemption of the $300 million notes, we recognized a $13.9 million charge, including a $13.2 million make-whole premium and $700,000 of unamortized debt issuance costs.

Net investment income increased $2.0 million driven by realized and unrealized gains of investments held by the non-qualified deferred compensation plan.

We recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to debt previously expected to be issued in 2017 to repay our $300 million notes due June 2017. As a result of our July 2016 equity offering and the early redemption of the notes in August 2016, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, we ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended September 30,
(in thousands)	Ownership	2016	2015	Change
GRI - Regency, LLC (GRIR)	40.00%	$6,862	4,194	2,668
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	314	377	(63)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	366	158	208
Cameron Village, LLC (Cameron)	30.00%	150	115	35
RegCal, LLC (RegCal)	25.00%	205	115	90
US Regency Retail I, LLC (USAA)	20.01%	227	198	29
Other investments in real estate partnerships	50.00%	14,523	510	14,013
Total equity in income of investments in real estate partnerships		$22,647	5,667	16,980

The $17.0 million increase in our equity in income of investments in real estate partnerships is largely attributed to (i) an increase in our share of the gain on sales of real estate within our Other investments in real estate partnerships; (ii) interest expense savings within GRIR resulting from decreased debt balances and refinancing activity at lower interest rates; and (iii) a decrease in depreciation expense within GRIR from fully depreciated land improvement assets.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2016	2015	Change
Income from operations	$1,534	31,979	(30,445)
Gain on sale of real estate, net of tax	9,580	27,755	(18,175)
Income attributable to noncontrolling interests	(543)	(737)	194
Preferred stock dividends	(5,266)	(5,266)	—
Net income attributable to common stockholders	$5,305	53,731	(48,426)
Net income attributable to exchangeable operating partnership units	16	94	(78)
Net income attributable to common unit holders	$5,321	53,825	(48,504)

During the three months ended September 30, 2016, we sold three operating properties and two land parcel for gains totaling $9.6 million, as compared to gains of $27.8 million from the sale of two operating properties during the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 to 2015:

Our revenues increased as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Minimum rent	$329,506	308,766	20,740
Percentage rent	2,651	2,593	58
Recoveries from tenants	94,684	87,651	7,033
Other income	9,210	6,554	2,656
Management, transaction, and other fees	18,759	18,032	727
Total revenues	$454,810	423,596	31,214

Minimum rent increased as follows:

•	$9.5 million increase from rent commencing at development properties;

•	$10.8 million increase from new acquisitions of operating properties; and

•
$5.4 million increase in minimum rent from same properties, reflecting a $7.3 million increase from redevelopments, rental rate growth on new and renewal leases, and contractual rent steps, offset by a $1.9 million charge to straight line rent primarily attributable to expected early terminations;

•	reduced by $4.9 million from the sale of operating properties.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$2.4 million increase from rent commencing at development properties;

•	$3.2 million increase from new acquisitions of operating properties; and

•	$3.4 million increase from same properties associated with higher recoverable costs;

•	reduced by $1.9 million from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $2.7 million as follows:

•	$1.7 million in same properties primarily as a result of lease termination and easement fees; and

•	$774,000 in parking income related to the acquisition of Market Common Clarendon.

We earned fees, at market-based rates, for asset management, property management, leasing, acquisition, and financing services that we provided to our co-investment partnerships and third parties as follows:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Asset management fees	$4,935	4,694	241
Property management fees	9,819	9,880	(61)
Leasing commissions and other fees	4,005	3,458	547
Total management, transaction, and other fees	$18,759	18,032	727

Asset management fees increased due to higher property values in our investment partnerships. Leasing commissions and other fees increased during 2016 due to a greater number of leasing transactions.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Depreciation and amortization	$119,721	109,249	10,472
Operating and maintenance	69,767	61,119	8,648
General and administrative	48,695	46,227	2,468
Real estate taxes	49,697	46,842	2,855
Other operating expenses	5,795	4,825	970
Total operating expenses	$293,675	268,262	25,413

Depreciation and amortization costs increased as follows:

•	$3.6 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$5.7 million increase from new acquisitions of operating properties; and

•	$3.5 million increase from same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $2.3 million from the sale of operating properties and other corporate asset disposals.

Operating and maintenance costs increased as follows:

•	$1.9 million increase from operations commencing at development properties;

•	$4.3 million increase from new acquisitions of operating properties; and

•	$3.6 million increase in recoverable costs at same properties;

•	reduced by $1.2 million from the sale of operating properties.

General and administrative expenses increased as follows:

•	$1.9 million increase from the change in the value of participant obligations within the deferred compensation plan; and

•	$694,000 increase in compensation costs.

Real estate taxes increased as follows:

•	$892,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$2.2 million increase from new acquisitions of operating properties; and

•	$949,000 increase at same properties from increased tax assessments;

•	reduced by $1.2 million from sold properties.

Other operating expenses increased $1.0 million primarily due to higher transaction costs associated with property acquisition and pursuit costs offset by less tax expense.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$63,899	75,299	(11,400)
Interest on unsecured credit facilities	3,829	2,667	1,162
Capitalized interest	(2,622)	(5,403)	2,781
Hedge expense	6,306	6,656	(350)
Interest income	(923)	(812)	(111)
Interest expense, net	70,489	78,407	(7,918)
Provision for impairment	1,666	—	1,666
Early extinguishment of debt	13,943	(61)	14,004
Net investment (income) loss	(1,268)	190	(1,458)
Loss on derivative instruments	40,586	—	40,586
Total other expense (income)	$125,416	78,536	46,880

The $7.9 million decrease in total interest expense is due to:

•
$11.4 million decrease in interest on notes payable due to lower interest rates from refinancing and deleveraging activities during 2015 and the early redemption of our $300 million notes in August 2016; offset by

•	$1.2 million increase related to higher average balances on unsecured credit facilities during the nine months ended September 30, 2016; and

•	$2.8 million increase due to lower interest capitalization on our development and redevelopment projects.

During the nine months ended September 30, 2016, we recognized a $1.7 million impairment loss on one operating property and one parcel of land that have since been sold. We did not recognize any impairments for the nine months ended September 30, 2015.

In connection with the early redemption of the $300 million notes, we recognized a $13.9 million charge, including a $13.2 million make-whole premium and $700,000 of unamortized debt issuance costs.

Net investment income increased $1.5 million, driven by unrealized losses within the non-qualified deferred compensation plan during the nine months ended September 30, 2015.

We recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017. As a result of our July 2016 equity offering and the early redemption of the $300 million notes in August 2016, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, we ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.

Our equity in income of investments in real estate partnerships increased as follows:

		Nine months ended September 30,
(in thousands)	Ownership	2016	2015	Change
GRI - Regency, LLC (GRIR)	40.00%	$23,975	13,524	10,451
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,557	1,127	1,430
Columbia Regency Partners II, LLC (Columbia II)	20.00%	2,236	452	1,784
Cameron Village, LLC (Cameron)	30.00%	487	477	10
RegCal, LLC (RegCal)	25.00%	684	349	335
US Regency Retail I, LLC (USAA)	20.01%	739	606	133
Other investments in real estate partnerships	50.00%	15,940	1,456	14,484
Total equity in income of investments in real estate partnerships		$46,618	17,991	28,627

The $28.6 million increase in our equity in income in investments in real estate partnerships is largely attributed to (i) an increase in our share of the gain on sales of real estate within our GRIR, Columbia I, Columbia II, and Other investments in real estate partnerships; (ii) interest expense savings within GRIR resulting from decreased debt balances and refinancing activity at lower interest rates; and (iii) and a decrease in depreciation expense within GRIR from fully depreciated land improvement assets.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Income from operations	$82,337	94,789	(12,452)
Gain on sale of real estate, net of tax	22,997	34,215	(11,218)
Income attributable to noncontrolling interests	(1,545)	(1,823)	278
Preferred stock dividends	(15,797)	(15,797)	—
Net income attributable to common stockholders	$87,992	111,384	(23,392)
Net income attributable to exchangeable operating partnership units	165	204	(39)
Net income attributable to common unit holders	$88,157	111,588	(23,431)

During the nine months ended September 30, 2016, we sold seven operating properties and twelve land parcels resulting in gains of $23.0 million, compared to gains of $34.2 million from the sale of four operating properties during 2015.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to the required GAAP presentations, as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Pro-Rata Same Property NOI:
Our pro-rata same property NOI, excluding termination fees, grew from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Base rent	$122,745	119,756	2,989	$366,428	356,391	10,037
Percentage rent	602	623	(21)	3,708	3,756	(48)
Recovery revenue	35,402	34,894	508	108,455	107,619	836
Other income	2,548	2,186	362	8,299	5,533	2,766
Operating expenses	44,442	43,818	624	133,867	132,482	1,385
Pro-rata same property NOI (1)	$116,855	113,641	3,214	$353,023	340,817	12,206
Less: Termination fees	115	144	(29)	945	376	569
Pro-rata same property NOI excluding termination fees	$116,740	113,497	3,243	$352,078	340,441	11,637
Same property NOI growth			2.9%			3.4%
(1) See the end of the Supplemental Earnings Information section for a reconciliation to the nearest GAAP measure.

Base rent increased $3.0 million and $10.0 million during the three and nine months ended September 30, 2016, respectively, driven by increases in rental rate growth on new and renewal leases and contractual rent steps in our existing leases, with occupancy remaining flat.

Recovery revenue increased $508,000 and $836,000 during the three and nine months ended September 30, 2016, respectively, as a result of increases in recoverable costs, as noted below.

Other income increased $362,000 and $2.8 million during the three and nine months ended September 30, 2016, respectively, as a result of lease termination fees, easement sales, and settlements in 2016.

Operating expenses increased $624,000 and $1.4 million during the three and nine months ended September 30, 2016, respectively, due to higher recoverable costs.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended September 30,
	2016		2015
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	298	26,964	303	26,682
Disposed properties	(6)	(295)	(1)	(145)
SF adjustments (1)	—	—	—	4
Ending same property count	292	26,669	302	26,541

	Nine months ended September 30,
	2016		2015
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	300	26,508	298	25,526
Acquired properties owned for entirety of comparable periods	6	443	4	427
Developments that reached completion by beginning of earliest comparable period presented	2	342	3	790
Disposed properties	(16)	(660)	(3)	(220)
SF adjustments (1)	—	3	—	18
Ending same property count	292	26,636	302	26,541
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2016	2015	2016	2015
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$5,305	53,731	$87,992	111,384
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	47,826	45,606	143,373	135,990
Provision for impairment to operating properties	—	—	659	—
Gain on sale of operating properties, net of tax	(23,067)	(27,806)	(38,016)	(35,281)
Exchangeable operating partnership units	16	94	165	204
NAREIT FFO attributable to common stock and unit holders	$30,080	71,625	$194,173	212,297
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO attributable to common stock and unit holders	$30,080	71,625	$194,173	212,297
Adjustments to reconcile to Core FFO:(1)
Development pursuit costs	(47)	213	1,766	303
Acquisition pursuit and closing costs	287	367	907	800
Gain on sale of land	(628)	35	(7,886)	(33)
Provision for impairment to land	35	—	547	—
Hedge ineffectiveness	40,586	3	40,589	6
Early extinguishment of debt	13,943	2	13,957	(58)
Gain on sale of investments	—	—	—	(416)
Core FFO attributable to common stock and unit holders	$84,256	72,245	$244,053	212,899
(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended September 30,
	2016			2015
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$76,502	(74,968)	1,534	$59,012	(27,033)	31,979
Less:
Management, transaction, and other fees	—	5,855	5,855	—	5,786	5,786
Other (2)	1,020	2,660	3,680	1,904	2,764	4,668
Plus:
Depreciation and amortization	34,967	5,738	40,705	34,218	2,814	37,032
General and administrative	—	16,046	16,046	—	14,750	14,750
Other operating expense, excluding provision for doubtful accounts	78	420	498	41	1,153	1,194
Other expense (income)	6,570	69,083	75,653	7,040	19,249	26,289
Equity in income (loss) of investments in real estate excluded from NOI (3)	(242)	126	(116)	15,234	1,372	16,606
Pro-rata NOI	$116,855	7,930	124,785	$113,641	3,755	117,396

	Nine months ended September 30,
	2016			2015
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$209,303	(126,966)	82,337	$178,420	(83,631)	94,789
Less:
Management, transaction, and other fees	—	18,759	18,759	—	18,032	18,032
Other(2)	3,183	7,987	11,170	5,994	6,190	12,184
Plus:
Depreciation and amortization	106,011	13,710	119,721	102,070	7,179	109,249
General and administrative	—	48,695	48,695	—	46,227	46,227
Other operating expense, excluding provision for doubtful accounts	973	3,373	4,346	29	2,832	2,861
Other expense (income)	20,255	105,161	125,416	21,452	57,084	78,536
Equity in income (loss) of investments in real estate excluded from NOI (3)	19,664	2,017	21,681	44,840	4,353	49,193
Pro-rata NOI	$353,023	19,244	372,267	$340,817	9,822	350,639
(1) Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.
(2) Includes straight-line rental income, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Liquidity and Capital Resources

General

We utilize cash flows generated from operating, investing, and financing activities to strengthen our balance sheet and reduce risk, finance our development and redevelopment projects, fund our targeted investments, and maintain financial flexibility. We continuously monitor the capital markets and evaluate our ability to issue new debt or equity to repay maturing debt or fund our capital commitments.

Our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. All debt is held by our Operating Partnership or by our co-investment partnerships. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs. In addition to its $40.9 million of cash, the Company has the following additional sources of capital available:

(in thousands)	September 30, 2016
ATM equity program
Original offering amount	$200,000
Available capacity	$70,800

Forward Equity Offering
Original offering amount	$233,300
Available equity offering to settle (1)	$94,063

Line of Credit
Total commitment amount	$800,000
Available capacity (2)	$794,200
Maturity (3)	May 13, 2019

(1) We have 1.25 million shares to settle prior to June 23, 2017 at an offering price of $75.25 per share before any underwriting discount and offering expenses.
(2) Net of letters of credit.
(3) The Company has the option to extend the maturity for two additional six-month periods.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $165.1 million and $152.0 million for the nine months ended September 30, 2016 and 2015, respectively. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock quarterly dividend of $0.50 per share, payable on November 30, 2016. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

During the next twelve months, we estimate that we will require approximately $258.1 million of cash, including $127.4 million to complete in-process developments and redevelopments, $117.3 million to repay maturing debt, and $13.4 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of debt. If we start new developments or redevelop additional shopping centers, our cash requirements will increase.

We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2016, 83.0% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our coverage ratio, including our pro-rata share of our partnerships, was 3.2 times and 2.7 times for the trailing four quarters ended September 30, 2016 and 2015, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“Core EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We are in compliance with these covenants at September 30, 2016 and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$217,349	216,763	586
Net cash used in investing activities	(354,584)	(108,354)	(246,230)
Net cash provided by (used in) financing activities	141,281	(198,305)	339,586
Net increase (decrease) in cash and cash equivalents	$4,046	(89,896)	93,942
Total cash and cash equivalents	$40,902	23,880	17,022

Net cash provided by operating activities:

Net cash provided by operating activities increased $0.6 million due to:

•	$23.6 million increase in cash from operating income;

•
$5.2 million increase in operating cash flow distributions from our unconsolidated real estate partnerships as several redevelopment projects were completed and began generating operating cash flows; and,

•	$5.1 million net increase in cash due to timing of cash receipts and payments related to operating activities; offset by

•
$40.6 million and $7.3 million paid during 2016 and 2015, respectively, to settle forward starting interest rate swaps put in place to hedge changes in interest rates on expected issuance of ten year fixed rate debt. The $40.6 million paid in 2016 was recognized through net income since the previously forecasted transaction is now probable to no longer occur. The $7.3 million paid in 2015 was recognized in Other comprehensive income and is being reclassified to earnings over the period of the ten year debt issued in 2015.

Net cash used in investing activities:

Net cash used in investing activities increased by $246.2 million as follows:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(333,220)	(42,983)	(290,237)
Advance deposits refunded (paid) on acquisition of operating real estate	1,250	(2,250)	3,500
Real estate development and capital improvements	(146,773)	(150,967)	4,194
Proceeds from sale of real estate investments	83,675	93,727	(10,052)
Collection of notes receivable	—	1,000	(1,000)
Investments in real estate partnerships	(13,127)	(18,644)	5,517
Distributions received from investments in real estate partnerships	52,536	15,014	37,522
Dividends on investment securities	189	128	61
Acquisition of securities	(53,290)	(25,675)	(27,615)
Proceeds from sale of securities	54,176	22,296	31,880
Net cash used in investing activities	$(354,584)	(108,354)	(246,230)

Significant changes in investing activities include:

•	We acquired three operating properties during 2016 for $333.2 million compared to $43.0 million for one operating property in 2015.

•	We invested $4.2 million less in 2016 than 2015 on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $83.7 million from the sale of seven shopping centers and twelve land parcels in 2016, compared to $93.7 million for four shopping centers in 2015.

•	We invested $13.1 million in our real estate partnerships during 2016 to fund our share of maturing mortgage debt and redevelopment activity, compared to $18.6 million during 2015.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $52.5 million received in 2016 is primarily driven by proceeds from the sale of nine shopping centers within the partnerships. During 2015, we received $15.0 million, primarily attributable to $12.7 million of proceeds from the sale of one shopping center with a co-investment partner and $2.3 million of financing proceeds.

•
Acquisition of securities and proceeds from sale of securities pertain to equity and debt securities held by our captive insurance company and our deferred compensation plan. The majority of our investing activity during 2016 relates to reallocation of plan assets.

We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $146.8 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Capital expenditures:
Land acquisitions for development	$8,654	—	8,654
Building and tenant improvements	19,393	22,211	(2,818)
Redevelopment costs	35,695	34,523	1,172
Development costs	71,067	78,921	(7,854)
Capitalized interest	2,622	5,403	(2,781)
Capitalized direct compensation	9,342	9,909	(567)
Real estate development and capital improvements	$146,773	150,967	(4,194)

•	During 2016 we acquired one land parcel for a new development project.

•	Building and tenant improvements decreased during 2016 primarily related to timing of capital projects.

•
Redevelopment expenditures are slightly higher in 2016 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures are lower in 2016 due to the progress towards completion of our development projects currently in process. At September 30, 2016 and December 31, 2015, we had five and seven development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual development costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. Capitalized interest decreased in 2016 as compared to 2015 as our development or redevelopment projects neared substantial completion and we commenced fewer new projects.

•
We have a staff of employees who directly support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in the compensation costs directly related to our development and redevelopment activities could result in an additional charge to net income of $1.4 million per year.

The following table details our development projects in process:

(in thousands, except cost PSF)				September 30, 2016
Property Name	Location	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Willow Oaks Crossing	Concord, NC	Q2-14	Dec-15	$13,914	97%	69	$202
CityLine Market Ph II	Richardson, TX	Q4-15	June-16	6,172	80%	22	281
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	39,165	77%	176	223
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	28,192	35%	167	169
The Village at Tustin Legacy	Tustin, CA	Q3-16	Oct-17	37,822	40%	112	338
Total				$125,265	61%	546	$229

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.

The following table summarizes our completed development projects:

(in thousands, except cost PSF)		Nine months ended September 30, 2016
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Belmont Chase	Ashburn, VA	Q1-16	$28,308	91	$311
CityLine Market	Richardson, TX	Q1-16	27,861	81	344
Village at La Floresta	Brea, CA	Q2-16	32,451	87	373
Brooklyn Station on Riverside	Jacksonville, FL	Q3-16	14,987	50	300
			$103,607	309	$335
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by (used in) financing activities:

Net cash flows provided by (used in) financing activities increased by $339.6 million during 2016 ,as follows:

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Cash flows from financing activities:
Equity issuances	$549,545	946	548,599
Distributions to limited partners in consolidated partnerships, net	(3,126)	(2,352)	(774)
Dividend payments	(165,075)	(152,028)	(13,047)
Unsecured credit facilities	100,000	140,000	(40,000)
Proceeds from debt issuance	20,223	251,485	(231,262)
Debt repayment	(359,260)	(430,411)	71,151
Payment of loan costs	(1,954)	(5,996)	4,042
Proceeds from sale of treasury stock, net	928	51	877
Net cash provided by (used in) financing activities	$141,281	(198,305)	339,586

Significant financing activities during the nine months ended September 30, 2016 and 2015 include the following:

•	We raised $549.5 million during 2016 through equity issuances:

◦	We issued 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million,

◦	We settled 1.85 million shares under our forward equity offering at an average price of $74.32 per share resulting in proceeds of $137.5 million, and

◦	We issued 5.0 million shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million.

During 2015, we issued 18,125 shares of common stock through our ATM program at an average price of $64.72 per share resulting in net proceeds of $946,000.

•	During 2016, our dividend payments increased as a result of the greater number of common shares outstanding and an increase in our dividend rate.

•
We received proceeds of $100.0 million, upon expanding our Term Loan during 2016 to partially fund the acquisition of Market Common Clarendon, as compared to $140.0 million borrowed on the Line and Term Loan in 2015 to partially fund the repayment of the $300 million notes.

•
We received $20.2 million of mortgage proceeds in 2016 upon the encumbrance of one operating property. During 2015, debt issuance includes $250.0 million of new fixed rate ten-year unsecured public debt.

•	During 2016, we used $359.3 million to repay debt, including:

◦	$313.2 million for the early redemption of our $300 million notes, including a $13.2 million make-whole premium, and

◦	$46.1 million for scheduled principal payments and three mortgage repayments.

During 2015, we used $430.4 million to repay debt, including:

◦	$350.0 million to redeem our notes that matured in 2015, and

◦	$80.4 million for scheduled principal payments and three mortgage repayments.

•
We paid $2.0 million in loan closing costs during 2016, primarily to amend the Term Loan, while we paid $6.0 million during 2015 for the new fixed rate unsecured public debt and the modification to our Line.

Investments in Real Estate Partnerships

At September 30, 2016 and December 31, 2015, we had investments in real estate partnerships of $274.9 million and $306.2 million, respectively. The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Number of Co-investment Partnerships	11	11
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	110	118
Assets	$2,537,966	2,675,385	$893,279	936,066
Liabilities	1,439,484	1,491,864	509,233	521,385
Equity	1,098,482	1,183,521	384,046	414,681
less: Impairment of investment in real estate partnerships			(1,300)	(1,300)
less: Ownership percentage or Restricted Gain Method deferral			(29,603)	(28,972)
less: Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$274,940	306,206
(1) Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on our operations, which includes such items on a single line presentation under the equity method in its consolidated financial statements.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2016	December 31, 2015
GRI - Regency, LLC (GRIR)	40.00%	$201,426	220,099
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	12,022	15,255
Columbia Regency Partners II, LLC (Columbia II)	20.00%	5,203	8,496
Cameron Village, LLC (Cameron)	30.00%	11,796	11,857
RegCal, LLC (RegCal)	25.00%	21,542	17,967
US Regency Retail I, LLC (USAA)	20.01%	(409)	161
Other investments in real estate partnerships	50.00%	23,360	32,371
Total investment in real estate partnerships		$274,940	306,206

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2016	$4,305	—	—	4,305	1,593
2017	17,795	66,885	19,635	104,315	23,887
2018	18,983	67,022	—	86,005	27,799
2019	18,231	65,939	—	84,170	21,766
2020	15,133	222,199	—	237,332	85,660
Beyond 5 Years	21,254	817,432	—	838,686	319,488
Net unamortized loan costs, debt premium / (discount)	—	(8,951)	—	(8,951)	(3,320)
Total	$95,701	1,230,526	19,635	1,345,862	476,873

At September 30, 2016, our investments in real estate partnerships had notes payable of $1.3 billion maturing through 2031, of which 98.5% had a weighted average fixed interest rate of 4.9%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.0%. These notes payable are all non-recourse, and our pro-rata share was $476.9 million as of September 30, 2016. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements.  In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Asset management, property management, leasing, and investment and financing services	$5,821	5,703	18,415	17,696

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of September 30, 2016 we had accrued liabilities of $8.9 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the future. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2016 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2016.

There were no purchases by the Parent Company of its common stock during the three month period ended September 30, 2016.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

In reviewing any agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. Each agreement contains representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
Ex #    Description
31.    Rule 13a-14(a)/15d-14(a) Certifications.
31.1    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
31.2    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
31.3    Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
31.4    Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.
32.    Section 1350 Certifications.
32.1*    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
32.2*    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
32.3*    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
32.4*    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.
101.    Interactive Data Files
101.INS        XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    XBRL Taxonomy Definition Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2016	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 4, 2016	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)