Form 10-Q
period 2025-09-30
REGENCY CENTERS LP
filed 2025-12-04
CIK 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

florida (REGENCY CENTERS CORPORATION)	59-3191743
Delaware (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Regency Centers Corporation

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	REG	The Nasdaq Stock Market LLC
6.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCP	The Nasdaq Stock Market LLC
5.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCO	The Nasdaq Stock Market LLC

Regency Centers, L.P.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Regency Centers Corporation Yes ☒ No ☐ Regency Centers, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Regency Centers Corporation:

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Regency Centers, L.P.:

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Regency Centers Corporation ☐ Regency Centers, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 182,900,978 as of November 3, 2025.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for Regency Centers Corporation and Regency Centers, L.P. for the quarterly period ended September 30, 2025 (the “Original Filing”), was timely filed on a combined basis on behalf of both Regency Centers Corporation and Regency Centers, L.P. with the Securities and Exchange Commission on November 5, 2025 under the file number and Central Index Key (“CIK”) of Regency Centers Corporation and is now separately filed by Regency Centers, L.P. solely to cause the Original Filing to appear under the file number and CIK for Regency Centers, L.P. The Original Filing remains unchanged in all respects and does not reflect events occurring after the date thereof or otherwise modify or update the disclosures contained therein.

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2025, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of September 30, 2025, the Parent Company owned approximately 97.9% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

Management operates the Parent Company and the Operating Partnership as a single business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership. These individuals are officers of the Parent Company, and officers and employees of the Operating Partnership.

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not directly hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership, directly or indirectly, is also the co-issuer and guarantor of the Parent Company's $200 million unsecured private placement debt referenced above. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

Shareholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes the Common Units and the Preferred Units. The limited partners' Common Units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of shareholders' equity in noncontrolling interests in the Parent Company's financial statements. The Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of the general partner in the accompanying consolidated financial statements of the Operating Partnership.

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

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Therefore, while shareholders' equity and partners' capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(in thousands, except share data)

	2025	2024
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,342,200	13,698,419
Less: accumulated depreciation	3,180,995	2,960,399
Real estate assets, net	11,161,205	10,738,020
Investments in sales-type leases, net	16,668	16,291
Investments in real estate partnerships	367,837	399,044
Net real estate investments	11,545,710	11,153,355
Properties held for sale, net	53,572	—
Cash, cash equivalents, and restricted cash, including $4,907 and $5,601 of restricted cash at September 30, 2025 and December 31, 2024, respectively	205,595	61,884
Tenant and other receivables, net	255,543	255,495
Deferred leasing costs, less accumulated amortization of $136,359 and $131,080 at September 30, 2025 and December 31, 2024, respectively	88,838	79,911
Acquired lease intangible assets, less accumulated amortization of $412,407 and $395,209 at September 30, 2025 and December 31, 2024, respectively	254,939	229,983
Right of use assets, net	317,580	322,287
Other assets	337,202	289,046
Total assets	$13,058,979	12,391,961
Liabilities and Equity
Liabilities:
Notes payable, net	$4,885,954	4,343,700
Unsecured credit facility	30,000	65,000
Accounts payable and other liabilities	396,817	392,302
Acquired lease intangible liabilities, less accumulated amortization of $238,651 and $222,052 at September 30, 2025 and December 31, 2024, respectively	362,040	364,608
Lease liabilities	243,272	244,861
Tenants' security, escrow deposits and prepaid rent	80,840	81,183
Total liabilities	5,998,923	5,491,654
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at September 30, 2025 and December 31, 2024	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 182,232,143 and 181,361,454 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,822	1,814
Treasury stock at cost, 490,228 and 479,251 shares held at September 30, 2025 and December 31, 2024, respectively	(30,641)	(28,045)
Additional paid-in-capital	8,654,914	8,503,227
Accumulated other comprehensive (loss) income	(4,299)	2,226
Distributions in excess of net income	(2,049,762)	(1,980,076)
Total shareholders' equity	6,797,034	6,724,146
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $279,804 and $81,076 at September 30, 2025 and December 31, 2024, respectively	137,745	40,744
Limited partners' interests in consolidated partnerships	125,277	135,417
Total noncontrolling interests	263,022	176,161
Total equity	7,060,056	6,900,307
Total liabilities and equity	$13,058,979	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the periods ended September 30, 2025, and 2024

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Lease income	$377,761	349,057	$1,117,945	1,050,008
Other property income	3,089	4,444	10,609	11,464
Management, transaction, and other fees	6,720	6,765	20,776	19,896
Total revenues	387,570	360,266	1,149,330	1,081,368
Operating expenses:
Depreciation and amortization	102,799	100,955	299,108	299,508
Property operating expense	65,471	60,477	194,689	183,242
Real estate taxes	47,080	45,729	140,940	135,514
General and administrative	27,060	25,073	74,140	75,443
Other operating expenses	1,770	3,654	5,402	9,363
Total operating expenses	244,180	235,888	714,279	703,070
Other expense, net:
Interest expense, net	51,323	47,022	149,608	133,068
Provision for impairment of real estate	3,374	—	4,636	—
Gain on sale of real estate, net of tax	(6,198)	(11,360)	(6,005)	(33,844)
Loss on early extinguishment of debt	—	—	—	180
Net investment income	(2,602)	(1,372)	(2,629)	(4,506)
Total other expense, net	45,897	34,290	145,610	94,898
Income before equity in income of investments in real estate partnerships	97,493	90,088	289,441	283,400
Equity in income of investments in real estate partnerships	15,124	13,488	43,378	37,763
Net income	112,617	103,576	332,819	321,163
Noncontrolling interests:
Exchangeable operating partnership units	(1,664)	(593)	(2,892)	(1,836)
Limited partners' interests in consolidated partnerships	(1,580)	(1,514)	(4,946)	(5,416)
Net income attributable to noncontrolling interests	(3,244)	(2,107)	(7,838)	(7,252)
Net income attributable to the Company	109,373	101,469	324,981	313,911
Preferred stock dividends	(3,413)	(3,413)	(10,239)	(10,239)
Net income attributable to common shareholders	$105,960	98,056	$314,742	303,672

Net income attributable to common shareholders:
Per common share - basic	$0.58	0.54	$1.73	1.66
Per common share - diluted	$0.58	0.54	$1.73	1.66

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the periods ended September 30, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$112,617	103,576	$332,819	321,163
Other comprehensive loss:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	369	(9,305)	(3,574)	2,412
Reclassification adjustment of derivative instruments included in net income	(1,063)	(2,306)	(3,823)	(7,113)
Unrealized gain on available-for-sale debt securities	109	415	397	295
Other comprehensive loss	(585)	(11,196)	(7,000)	(4,406)
Comprehensive income	112,032	92,380	325,819	316,757
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,244	2,107	7,838	7,252
Other comprehensive loss attributable to noncontrolling interests	(74)	(687)	(475)	(340)
Comprehensive income attributable to noncontrolling interests	3,170	1,420	7,363	6,912
Comprehensive income attributable to the Company	$108,862	90,960	$318,456	309,845

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2025 and 2024

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$225,000	1,815	(27,234)	8,502,753	5,135	(1,911,741)	6,795,728	40,738	126,704	167,442	6,963,170
Net income	—	—	—	—	—	101,469	101,469	593	1,514	2,107	103,576
Other comprehensive loss
Other comprehensive income before reclassification	—	—	—	—	(8,357)	—	(8,357)	(53)	(480)	(533)	(8,890)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,152)	—	(2,152)	(14)	(140)	(154)	(2,306)
Adjustment for noncontrolling interests	—	—	—	(1,305)	—	—	(1,305)	1,305	—	1,305	—
Deferred compensation plan, net	—	—	(404)	404	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	6,674	—	—	6,674	—	—	—	6,674
Tax withholding on stock-based compensation	—	—	—	119	—	—	119	—	—	—	119
Common stock issued under dividend reinvestment plan	—	—	—	170	—	—	170	—	—	—	170
Common stock issued for partnership units exchanged	—	—	—	206	—	—	206	(206)	—	(206)	—
Contributions from partners	—	—	—	—	—	—	—	—	11,424	11,424	11,424
Distributions to partners	—	—	—	—	—	—	—	—	(3,181)	(3,181)	(3,181)
Dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.670 per share/unit)	—	—	—	—	—	(121,673)	(121,673)	(1,473)	—	(1,473)	(123,146)
Balance at September 30, 2024	$225,000	1,815	(27,638)	8,509,021	(5,374)	(1,935,358)	6,767,466	40,890	135,841	176,731	6,944,197

Balance at June 30, 2025	$225,000	1,816	(30,210)	8,512,308	(3,788)	(2,027,254)	6,677,872	38,359	140,709	179,068	6,856,940
Net income	—	—	—	—	—	109,373	109,373	1,664	1,580	3,244	112,617
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	447	—	447	7	24	31	478
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(958)	—	(958)	(22)	(83)	(105)	(1,063)
Adjustment for noncontrolling interests	—	—	—	87,209	—	—	87,209	(99,018)	11,809	(87,209)	—
Deferred compensation plan, net	—	—	(431)	431	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	5,433	—	—	5,433	—	—	—	5,433
Common stock issued under dividend reinvestment plan	—	—	—	177	—	—	177	—	—	—	177
Common stock issued for partnership units exchanged	—	—	—	200	—	—	200	(200)	—	(200)	—
Common stock issued, net of issuance costs	—	6	—	49,156	—	—	49,162	—	—	—	49,162
Contributions from partners	—	—	—	—	—	—	—	199,663	2,283	201,946	201,946
Distributions to partners	—	—	—	—	—	—	—	—	(31,045)	(31,045)	(31,045)
Dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.705 per share/unit)	—	—	—	—	—	(128,468)	(128,468)	(2,708)	—	(2,708)	(131,176)
Balance at September 30, 2025	$225,000	1,822	(30,641)	8,654,914	(4,299)	(2,049,762)	6,797,034	137,745	125,277	263,022	7,060,056

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2025 and 2024

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	313,911	313,911	1,836	5,416	7,252	321,163
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	2,585	—	2,585	13	109	122	2,707
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(6,651)	—	(6,651)	(41)	(421)	(462)	(7,113)
Adjustment for noncontrolling interests	—	—	—	(9,999)	—	—	(9,999)	1,305	8,694	9,999	—
Deferred compensation plan, net	—	—	(2,150)	2,150	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	19,809	—	—	19,811	—	—	—	19,811
Tax withholding on stock-based compensation	—	—	—	(8,375)	—	—	(8,375)	—	—	—	(8,375)
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	494	—	—	494	—	—	—	494
Common stock issued for exchangeable units exchanged	—	—	—	735	—	—	735	(735)	—	(735)	—
Contributions from partners	—	—	—	—	—	—	—	—	14,425	14,425	14,425
Distributions to partners	—	—	—	—	—	—	—	—	(9,435)	(9,435)	(9,435)
Dividends declared:
Preferred stock stock/unit (Series A: $1.171875 per share/unit; Series B: $1.101600 per share/unit)	—	—	—	—	—	(10,239)	(10,239)	—	—	—	(10,239)
Common stock/unit ($2.010 per share/unit)	—	—	—	—	—	(367,427)	(367,427)	(3,683)	—	(3,683)	(371,110)
Balance at September 30, 2024	$225,000	1,815	(27,638)	8,509,021	(5,374)	(1,935,358)	6,767,466	40,890	135,841	176,731	6,944,197

Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	324,981	324,981	2,892	4,946	7,838	332,819
Other comprehensive income
Other comprehensive loss before reclassification	—	—	—	—	(2,988)	—	(2,988)	(20)	(169)	(189)	(3,177)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(3,537)	—	(3,537)	(36)	(250)	(286)	(3,823)
Adjustment for noncontrolling interests	—	—	—	89,419	—	—	89,419	(101,228)	11,809	(89,419)	—
Deferred compensation plan, net	—	—	(2,596)	2,596	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	16,549	—	—	16,551	—	—	—	16,551
Tax withholding on stock-based compensation	—	—	—	(6,783)	—	—	(6,783)	—	—	—	(6,783)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	550	—	—	550	—	—	—	550
Common stock issued for partnership units exchanged	—	—	—	200	—	—	200	(200)	—	(200)	—
Common stock issued, net of issuance costs	—	6	—	49,156	—	—	49,162	—	—	—	49,162
Contributions from partners	—	—	—	—	—	—	—	201,873	10,699	212,572	212,572
Distributions to partners	—	—	—	—	—	—	—	—	(37,175)	(37,175)	(37,175)
Dividends declared:
Preferred stock stock/unit (Series A: $1.171875 per share/unit; Series B: $1.101600 per share/unit)	—	—	—	—	—	(10,239)	(10,239)	—	—	—	(10,239)
Common stock/unit ($2.115 per share/unit)	—	—	—	—	—	(384,428)	(384,428)	(4,234)	—	(4,234)	(388,662)
Balance at September 30, 2025	$225,000	1,822	(30,641)	8,654,914	(4,299)	(2,049,762)	6,797,034	137,745	125,277	263,022	7,060,056

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the periods ended September 30, 2025, and 2024

(in thousands)

(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$332,819	321,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,108	299,508
Amortization of deferred financing costs and debt premiums	10,962	9,754
Amortization of above and below market lease intangibles, net	(16,662)	(17,383)
Stock-based compensation, net of capitalization	14,817	18,829
Equity in income of investments in real estate partnerships	(43,378)	(37,763)
Gain on sale of real estate, net of tax	(6,005)	(33,844)
Provision for impairment of real estate, net of tax	4,636	—
Loss on early extinguishment of debt	—	180
Distribution of earnings from investments in real estate partnerships	47,699	49,987
Deferred compensation expense	1,960	3,615
Realized and unrealized gain on investments	(2,681)	(4,439)
Changes in assets and liabilities:
Tenant and other receivables	(2,196)	(8,736)
Deferred leasing costs	(13,776)	(7,643)
Other assets	(13,242)	(10,738)
Accounts payable and other liabilities	11,983	13,881
Tenants' security, escrow deposits and prepaid rent	(2,300)	2,442
Net cash provided by operating activities	623,744	598,813
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 and $14,143 in 2025 and 2024, respectively	(103,502)	(45,205)
Real estate development and capital improvements	(307,282)	(235,284)
Proceeds from sale of real estate	51,084	103,626
Proceeds from property insurance casualty claims	—	5,257
Issuance of notes receivable	(176)	(32,651)
Collection of notes receivable	479	3,052
Investments in real estate partnerships	(12,399)	(25,771)
Return of capital from investments in real estate partnerships	12,162	12,859
Dividends on investment securities	1,232	296
Purchase of investment securities	(99,770)	(99,035)
Proceeds from sale of investment securities	53,461	103,785
Net cash used in investing activities	(404,711)	(209,071)

	Nine months ended September 30,
	2025	2024
Cash flows from financing activities:
Net proceeds from common stock issuance	49,162	—
Tax withholding on stock-based compensation	(6,783)	(8,776)
Common shares repurchased through share repurchase program	—	(200,066)
Redemption of exchangeable operating partnership units	(2,046)	—
Proceeds from sale of treasury stock	462	210
Contributions from noncontrolling interests	10,699	6,533
Distributions to and redemptions of noncontrolling interests	(37,175)	(9,435)
Distributions to exchangeable operating partnership unit holders	(2,299)	(2,215)
Dividends paid to common shareholders	(383,267)	(368,999)
Dividends paid to preferred shareholders	(10,239)	(10,239)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	722,860
Proceeds from unsecured credit facilities	510,000	527,419
Repayment of unsecured credit facilities	(545,000)	(649,419)
Proceeds from notes payable	10,000	12,000
Repayment of notes payable	(54,130)	(110,862)
Scheduled principal payments	(7,983)	(8,716)
Payment of financing costs	(3,839)	(16,560)
Net cash used in financing activities	(75,322)	(366,265)
Net increase in cash and cash equivalents and restricted cash	143,711	23,477
Cash and cash equivalents and restricted cash at beginning of the period	61,884	91,354
Cash and cash equivalents and restricted cash at end of the period	$205,595	114,831

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,302 and $4,812 in 2025 and 2024, respectively)	$154,783	137,367
Cash paid for income taxes, net of refunds	$1,125	7,114
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$133,451	126,085
Right of use assets obtained in exchange for new operating lease liabilities	$—	1,271
Sale of leased asset in exchange for net investment in sales-type lease	$—	2,846
Acquisition of operating real estate:
Acquired lease intangible assets	$55,081	—
Notes payable assumed in acquisition, at fair value	$166,480	—
Intangible liabilities, Accounts payable and other liabilities	$23,198	—
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$10,356	—
Notes payable assumed in acquisition, at fair value	$28,527	—
Intangible liabilities, Accounts payable and other liabilities	$6,216	—
Acquisition of real estate assets	$24,747	—
Exchangeable operating partnership units issued for acquisition of real estate	$199,662	—
Change in accrued capital expenditures	$16,032	8,837
Stock-based compensation capitalized	$1,733	1,383
Contributions to investments in real estate partnerships	$783	18,242
Contributions from limited partners in consolidated partnerships	$2,211	7,891

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(in thousands, except unit data)

	2025	2024
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,342,200	13,698,419
Less: accumulated depreciation	3,180,995	2,960,399
Real estate assets, net	11,161,205	10,738,020
Investments in sales-type leases, net	16,668	16,291
Investments in real estate partnerships	367,837	399,044
Net real estate investments	11,545,710	11,153,355
Properties held for sale, net	53,572	—
Cash, cash equivalents, and restricted cash, including $4,907 and $5,601 of restricted cash at September 30, 2025 and December 31, 2024, respectively	205,595	61,884
Tenant and other receivables, net	255,543	255,495
Deferred leasing costs, less accumulated amortization of $136,359 and $131,080 at September 30, 2025 and December 31, 2024, respectively	88,838	79,911
Acquired lease intangible assets, less accumulated amortization of $412,407 and $395,209 at September 30, 2025 and December 31, 2024, respectively	254,939	229,983
Right of use assets, net	317,580	322,287
Other assets	337,202	289,046
Total assets	$13,058,979	12,391,961
Liabilities and Capital
Liabilities:
Notes payable, net	$4,885,954	4,343,700
Unsecured credit facility	30,000	65,000
Accounts payable and other liabilities	396,817	392,302
Acquired lease intangible liabilities, less accumulated amortization of $238,651 and $222,052 at September 30, 2025 and December 31, 2024, respectively	362,040	364,608
Lease liabilities	243,272	244,861
Tenants' security, escrow deposits and prepaid rent	80,840	81,183
Total liabilities	5,998,923	5,491,654
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at September 30, 2025 and December 31, 2024	225,000	225,000
General partner's common units, 182,232,143 and 181,361,454 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6,576,333	6,496,920
Limited partners' common units, 3,838,188 and 1,096,659 units issued and outstanding at September 30, 2025 and December 31, 2024 respectively	137,745	40,744
Accumulated other comprehensive (loss) income	(4,299)	2,226
Total partners' capital	6,934,779	6,764,890
Noncontrolling interest: Limited partners' interests in consolidated partnerships	125,277	135,417
Total capital	7,060,056	6,900,307
Total liabilities and capital	$13,058,979	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the periods ended September 30, 2025, and 2024

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Lease income	$377,761	349,057	$1,117,945	1,050,008
Other property income	3,089	4,444	10,609	11,464
Management, transaction, and other fees	6,720	6,765	20,776	19,896
Total revenues	387,570	360,266	1,149,330	1,081,368
Operating expenses:
Depreciation and amortization	102,799	100,955	299,108	299,508
Property operating expense	65,471	60,477	194,689	183,242
Real estate taxes	47,080	45,729	140,940	135,514
General and administrative	27,060	25,073	74,140	75,443
Other operating expenses	1,770	3,654	5,402	9,363
Total operating expenses	244,180	235,888	714,279	703,070
Other expense, net:
Interest expense, net	51,323	47,022	149,608	133,068
Provision for impairment of real estate	3,374	—	4,636	—
Gain on sale of real estate, net of tax	(6,198)	(11,360)	(6,005)	(33,844)
Loss on early extinguishment of debt	—	—	—	180
Net investment income	(2,602)	(1,372)	(2,629)	(4,506)
Total other expense, net	45,897	34,290	145,610	94,898
Income before equity in income of investments in real estate partnerships	97,493	90,088	289,441	283,400
Equity in income of investments in real estate partnerships	15,124	13,488	43,378	37,763
Net income	112,617	103,576	332,819	321,163
Limited partners' interests in consolidated partnerships	(1,580)	(1,514)	(4,946)	(5,416)
Net income attributable to the Partnership	111,037	102,062	327,873	315,747
Preferred unit distributions	(3,413)	(3,413)	(10,239)	(10,239)
Net income attributable to common unit holders	$107,624	98,649	$317,634	305,508

Net income attributable to common unit holders:
Per common unit - basic	$0.58	0.54	$1.73	1.66
Per common unit - diluted	$0.58	0.54	$1.73	1.66

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the periods ended September 30, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$112,617	103,576	$332,819	321,163
Other comprehensive loss:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	369	(9,305)	(3,574)	2,412
Reclassification adjustment of derivative instruments included in net income	(1,063)	(2,306)	(3,823)	(7,113)
Unrealized gain on available-for-sale debt securities	109	415	397	295
Other comprehensive loss	(585)	(11,196)	(7,000)	(4,406)
Comprehensive income	112,032	92,380	325,819	316,757
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,580	1,514	4,946	5,416
Other comprehensive loss attributable to noncontrolling interests	(59)	(620)	(419)	(312)
Comprehensive income attributable to noncontrolling interests	1,521	894	4,527	5,104
Comprehensive income attributable to the Partnership	$110,511	91,486	$321,292	311,653

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2025 and 2024

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2024	$6,790,593	40,738	5,135	6,836,466	126,704	6,963,170
Net income	101,469	593	—	102,062	1,514	103,576
Other comprehensive income
Other comprehensive loss before reclassification	—	(53)	(8,357)	(8,410)	(480)	(8,890)
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(2,152)	(2,166)	(140)	(2,306)
Adjustment for noncontrolling interests in the Operating Partnership	(1,305)	1,305	—	—	—	—
Contributions from partners	—	—	—	—	11,424	11,424
Distributions to partners	(121,673)	(1,473)	—	(123,146)	(3,181)	(126,327)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,674	—	—	6,674	—	6,674
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	289	—	—	289	—	289
Exchangeable operating partnership units exchanged for common stock of Parent Company	206	(206)	—	—	—	—
Balance at September 30, 2024	$6,772,840	40,890	(5,374)	6,808,356	135,841	6,944,197

Balance at June 30, 2025	$6,681,660	38,359	(3,788)	6,716,231	140,709	6,856,940
Net income	109,373	1,664	—	111,037	1,580	112,617
Other comprehensive income
Other comprehensive income before reclassification	—	7	447	454	24	478
Amounts reclassified from accumulated other comprehensive loss	—	(22)	(958)	(980)	(83)	(1,063)
Adjustment for noncontrolling interests in the Operating Partnership	87,209	(99,018)	—	(11,809)	11,809	—
Contributions from partners	—	199,663	—	199,663	2,283	201,946
Distributions to partners	(128,468)	(2,708)	—	(131,176)	(31,045)	(162,221)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,433	—	—	5,433	—	5,433
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	49,162	—	—	49,162	—	49,162
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	177	—	—	177	—	177
Exchangeable operating partnership units exchanged for common stock of Parent Company	200	(200)	—	—	—	—
Balance at September 30, 2025	$6,801,333	137,745	(4,299)	6,934,779	125,277	7,060,056

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2025 and 2024

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	313,911	1,836	—	315,747	5,416	321,163
Other comprehensive income
Other comprehensive income before reclassification	—	13	2,585	2,598	109	2,707
Amounts reclassified from accumulated other comprehensive income	—	(41)	(6,651)	(6,692)	(421)	(7,113)
Adjustment for noncontrolling interests in the Operating Partnership	(9,999)	1,305	—	(8,694)	8,694	—
Contributions from partners	—	—	—	—	14,425	14,425
Distributions to partners	(367,427)	(3,683)	—	(371,110)	(9,435)	(380,545)
Preferred unit distributions	(10,239)	—	—	(10,239)	—	(10,239)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	19,811	—	—	19,811	—	19,811
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(7,881)	—	—	(7,881)	—	(7,881)
Exchangeable operating partnership units exchanged for common stock of Parent Company	735	(735)	—	—	—	—
Balance at September 30, 2024	$6,772,840	40,890	(5,374)	6,808,356	135,841	6,944,197

Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	324,981	2,892	—	327,873	4,946	332,819
Other comprehensive income
Other comprehensive loss before reclassification	—	(20)	(2,988)	(3,008)	(169)	(3,177)
Amounts reclassified from accumulated other comprehensive income	—	(36)	(3,537)	(3,573)	(250)	(3,823)
Adjustment for noncontrolling interests in the Operating Partnership	89,419	(101,228)	—	(11,809)	11,809	—
Contributions from partners	—	201,873	—	201,873	10,699	212,572
Distributions to partners	(384,428)	(4,234)	—	(388,662)	(37,175)	(425,837)
Preferred unit distributions	(10,239)	—	—	(10,239)	—	(10,239)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,551	—	—	16,551	—	16,551
Repurchase of exchangeable operating partnership units	—	(2,046)	—	(2,046)	—	(2,046)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	49,162	—	—	49,162	—	49,162
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,233)	—	—	(6,233)	—	(6,233)
Exchangeable operating partnership units exchanged for common stock of Parent Company	200	(200)	—	—	—	—
Balance at September 30, 2025	$6,801,333	137,745	(4,299)	6,934,779	125,277	7,060,056

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the periods ended September 30, 2025, and 2024

(in thousands)

(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$332,819	321,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,108	299,508
Amortization of deferred financing costs and debt premiums	10,962	9,754
Amortization of above and below market lease intangibles, net	(16,662)	(17,383)
Stock-based compensation, net of capitalization	14,817	18,829
Equity in income of investments in real estate partnerships	(43,378)	(37,763)
Gain on sale of real estate, net of tax	(6,005)	(33,844)
Provision for impairment of real estate, net of tax	4,636	—
Loss on early extinguishment of debt	—	180
Distribution of earnings from investments in real estate partnerships	47,699	49,987
Deferred compensation expense	1,960	3,615
Realized and unrealized gain on investments	(2,681)	(4,439)
Changes in assets and liabilities:
Tenant and other receivables	(2,196)	(8,736)
Deferred leasing costs	(13,776)	(7,643)
Other assets	(13,242)	(10,738)
Accounts payable and other liabilities	11,983	13,881
Tenants' security, escrow deposits and prepaid rent	(2,300)	2,442
Net cash provided by operating activities	623,744	598,813
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 and $14,143 in 2025 and 2024, respectively	(103,502)	(45,205)
Real estate development and capital improvements	(307,282)	(235,284)
Proceeds from sale of real estate	51,084	103,626
Proceeds from property insurance casualty claims	—	5,257
Issuance of notes receivable	(176)	(32,651)
Collection of notes receivable	479	3,052
Investments in real estate partnerships	(12,399)	(25,771)
Return of capital from investments in real estate partnerships	12,162	12,859
Dividends on investment securities	1,232	296
Acquisition of investment securities	(99,770)	(99,035)
Proceeds from sale of investment securities	53,461	103,785
Net cash used in investing activities	(404,711)	(209,071)

	Nine months ended September 30,
	2025	2024
Cash flows from financing activities:
Net proceeds from common stock issuance	49,162	—
Tax withholding on stock-based compensation	(6,783)	(8,776)
Common units repurchased through share repurchase program	—	(200,066)
Redemption of exchangeable operating partnership units	(2,046)	—
Proceeds from sale of treasury stock	462	210
Contributions from noncontrolling interests	10,699	6,533
Distributions to and redemptions of noncontrolling interests	(37,175)	(9,435)
Distributions to partners	(385,566)	(371,214)
Dividends paid to preferred unit holders	(10,239)	(10,239)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	722,860
Proceeds from unsecured credit facilities	510,000	527,419
Repayment of unsecured credit facilities	(545,000)	(649,419)
Proceeds from notes payable	10,000	12,000
Repayment of notes payable	(54,130)	(110,862)
Scheduled principal payments	(7,983)	(8,716)
Payment of financing costs	(3,839)	(16,560)
Net cash used in financing activities	(75,322)	(366,265)
Net increase in cash and cash equivalents and restricted cash	143,711	23,477
Cash and cash equivalents and restricted cash at beginning of the period	61,884	91,354
Cash and cash equivalents and restricted cash at end of the period	$205,595	114,831

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,302 and $4,812 in 2025 and 2024, respectively)	$154,783	137,367
Cash paid for income taxes, net of refunds	$1,125	7,114
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$133,451	126,085
Right of use assets obtained in exchange for new operating lease liabilities	$—	1,271
Sale of leased asset in exchange for net investment in sales-type lease	$—	2,846
Acquisition of operating real estate:
Acquired lease intangible assets	$55,081	—
Notes payable assumed in acquisition, at fair value	$166,480	—
Intangible liabilities, Accounts payable and other liabilities	$23,198	—
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$10,356	—
Notes payable assumed in acquisition, at fair value	$28,527	—
Intangible liabilities, Accounts payable and other liabilities	$6,216	—
Acquisition of real estate assets	$24,747	—
Exchangeable operating partnership units issued for acquisition of real estate	$199,662	—
Change in accrued capital expenditures	$16,032	8,837
Stock-based compensation capitalized	$1,733	1,383
Contributions to investments in real estate partnerships	$783	18,242
Contributions from limited partners in consolidated partnerships	$2,211	7,891

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership and has no other assets other than through its investment in the Operating Partnership. Its only indebtedness consists of $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of September 30, 2025, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 384 properties and held partial interests in an additional 101 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

Basis of Presentation

The information included in this Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”), as certain disclosures in this Report that would duplicate those included in such Annual Report on Form 10-K are not included in these consolidated financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Estimates, Risks and Uncertainties

The preparation of the Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the net carrying values of its real estate investments, collectibility of lease income, and acquired lease intangible assets and liabilities. It is possible that the estimates and assumptions that have been utilized in the preparation of the Consolidated Financial Statements could change significantly if economic conditions were to change.

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainties, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These issues include, but are not limited to, the potential for impacts from tariffs, tax and other regulatory changes and potential trade disputes, retaliatory actions by other countries, inflation, the cost and availability of labor, including labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, and access to and cost of capital. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, the Middle East conflicts and wars, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases or decreases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including inflation, reduction in consumer confidence and spending, a slowing of growth, and potentially a recession, thereby adversely impacting the costs to our tenants of operating their businesses, demand for their products and services, and their ability to pay rent, and/or decreasing future demand for space in shopping centers, which could adversely impact occupancy rates and rents. The potential impact of current macroeconomic and geopolitical challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See Item 1A of Part I of the Company's Annual Report on Form 10-K, as supplemented by the discussion in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a more detailed discussion of the Risk Factors potentially impacting the Company's business and results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

Investment Risk Concentrations

As of September 30, 2025, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of September 30, 2025, the Company had three geographic concentrations that individually accounted for at least 10% of its aggregate ABR. Real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 24.7%, 20.1% and 12.7% of ABR respectively. This geographic concentration makes those portions of the portfolio more susceptible to adverse weather, natural disasters or economic events that may specifically and disproportionately impact these areas. None of the Regency's shopping centers are located outside the United States.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100% but holds a controlling financial interest in the entity. Controlling financial interest is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Parent Company

The Parent Company currently has a single class of common stock and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of September 30, 2025, the Parent Company owned approximately 97.9% of the outstanding Common Units, with the remaining limited partners' Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of September 30, 2025, the Company held partial ownership interests in 118 properties through various real estate partnerships, of which 17 are consolidated. These partnerships were formed for the purpose of owning and operating real estate properties. The Company's partners in these arrangements include institutional investors, real estate developers or operators, and passive investors (collectively, the "Partners" or "Limited Partners"). The Company’s involvement in these partnerships is through its ownership of its equity interests and its role in property-level management.

The assets of these partnerships are restricted to use by the respective partnerships and cannot be directly reached by general creditors of the Company. Similarly, the obligations of the partnerships are backed by, and can only be settled through the assets of these partnerships or by additional capital contributions by the partners, except to the extent that the Company has provided contractual payment guarantees.

Some of these entities have been determined to be variable interest entities ("VIEs") under applicable accounting guidelines. This determination is primarily based on the assessment that the Limited Partners lack substantive kick-out rights (i.e., the ability to remove the general or managing partner with a simple majority vote or less) and do not possess substantive participating rights.

For those VIE partnerships in which the Company is deemed to be the primary beneficiary in accordance with GAAP, the Company consolidates the entity in its financial statements and the Limited Partners’ ownership interests in such entities are reported as noncontrolling interests.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Assets
Real estate assets, net	$308,343	312,873
Cash, cash equivalents and restricted cash	24,040	16,687
Tenant and other receivables, net	5,257	5,833
Deferred costs, net	5,331	3,178
Acquired lease intangible assets, net	4,599	6,293
Right of use assets, net	17,778	18,148
Other assets	1,068	597
Total Assets	$366,416	363,609
Liabilities
Notes payable	$23,849	32,653
Accounts payable and other liabilities	10,397	16,149
Acquired lease intangible liabilities, net	10,208	10,627
Tenants' security, escrow deposits and prepaid rent	942	1,260
Lease liabilities	19,510	19,370
Total Liabilities	$64,906	80,059

For partnerships in which the Company is not the primary beneficiary and does not hold a controlling financial interest but is able to exercise significant influence, the Company accounts for its investments using the equity method of accounting.

Revenues, and Tenant and other Receivables

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's investments in real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2025	2024	2025	2024
Management, transaction, and other fees:
Property management services	Over time	$3,935	3,909	$12,196	11,765
Asset management services	Over time	1,777	1,693	5,240	4,915
Leasing services	Point in time	902	946	2,777	2,537
Other transaction fees	Point in time	106	217	563	679
Total management, transaction, and other fees		$6,720	6,765	$20,776	19,896

The accounts receivable for total management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $18.2 million and $19.7 million, as of September 30, 2025 and December 31, 2024, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently issued:
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold.

		January 1, 2025	This is an annual disclosure requirement in the Form 10-K and the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. The ASU does not impact the presentation of expenses on the face of the income statement but requires additional footnote disclosures to provide users of the financial statements with greater insight into the nature and composition of reported expenses.

January 1, 2027

The Company is assessing the impact this ASU will have on the Company’s financial statement disclosures. While the adoption of this standard is not expected to have a material impact on the financial position or results of operations, it will require enhanced footnote disclosures related to the disaggregation of income statement expenses.

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

ASU 2025-03 clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business.

	January 1, 2027	The Company is currently evaluating the impact of this ASU, but it is not expected to materially affect the company's consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Nine months ended September 30, 2025
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
1/1/2025	Putnam Plaza (2)	Carmel Hamlet, NY	Operating	100%	$31,000	16,749	4,308	460
1/10/2025	Orange Meadows	Orange, CT	Outparcel	100%	4,200	—	354	299
3/14/2025	Brentwood Place	Nashville, TN	Operating	100%	118,500	40,060	9,371	18,295
7/23/2025	Rancho Mission Viejo Portfolio (3)	Various, CA	Operating	100%	357,000	126,860	45,356	2,224
8/1/2025	Chestnut Ridge Shopping Center (4)	Montvale, NJ	Operating	100%	18,300	—	3,070	458
8/1/2025	Baybrook East (4)	Webster, TX	Operating	100%	29,097	11,778	2,978	991
8/1/2025	Baybrook East Phase II	Webster, TX	Redevelopment	100%	3,597	—	—	—
9/15/2025	The Villages at Seven Pines	Jacksonville, FL	Development	100%	8,466	—	—	—
9/19/2025	Ellis Village Center	Tracy, CA	Development	100%	1,350	—	—	—
Total consolidated					$571,510	195,447	65,437	22,727
Unconsolidated
5/12/2025	Armonk Square	Armonk, NY	Operating	20%	26,250	11,884	2,405	5,498
Total unconsolidated					$26,250	11,884	2,405	5,498
Total property acquisitions					$597,760	207,331	67,842	28,225

(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
This property was held within a single property unconsolidated real estate partnership, in which the Company held a 66.7% ownership interest. Effective January 1, 2025, the Company purchased its partner's remaining 33.3% ownership interest. Upon acquisition, this property was consolidated into Regency's financial statements.
(3)
In July 2025, the Company completed a $357 million acquisition of five operating properties, all located in Orange County, California. The purchase price was funded through a combination of units of the Operating Partnership issued at $72 per unit, and the assumption of $150 million of secured mortgage debt with a weighted average interest rate of 4.2% and a weighted average remaining term of approximately 12 years.
(4)
These properties were held within single property unconsolidated real estate partnerships, in which the Company held a 50.0% ownership interest in each. Effective August 1, 2025, the Company purchased each of its partners' remaining 50.0% ownership interests. Upon acquisition, these properties were consolidated into Regency’s financial statements.

During the three months ended September 30, 2025, the Company acquired its partners’ remaining ownership interests in two existing consolidated properties for a combined purchase price of $29.4 million. Following these transactions, the Company now owns 100% of the equity interests in both properties.

Subsequent to the period ended September 30, 2025, an unconsolidated real estate investment partnership in which the Company holds an interest completed a partial distribution-in-kind (“DIK”) transaction involving a total of eleven operating properties. The Company received five of these properties, which had an aggregate fair value of approximately $113 million, and assumed an existing fixed rate mortgage loan on one property of $10 million maturing January 2026 with an interest rate of 3.95%. The remaining six properties were distributed to the other partner.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

(in thousands)		Nine months ended September 30, 2024
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
5/3/2024	Compo Acres North shopping center	Westport, CT	Operating	100%	45,500	—	5,360	2,175
7/16/2024	Jordan Ranch Market	Houston, TX	Development	50%	15,784	—	—	—
8/21/2024	Oakley Shops at Laurel Fields	Oakley, CA	Development	100%	2,120	—	—	—
Total consolidated					$71,404	—	5,360	2,175
Unconsolidated
8/30/2024	East Greenwich Square	East Greenwich, RI	Operating	70%	46,650	—	5,127	1,877
Total unconsolidated					$46,650	—	5,127	1,877
Total property acquisitions					$118,054	—	10,487	4,052
(1)
Amounts for purchase price and allocation are reflected at 100%.

3.	Property Dispositions and Assets Held for Sale

The following table provides a summary of consolidated operating properties and land parcels sold during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2025	2024	2025	2024
Net proceeds from sale of real estate investments	$43,919	11,409	$51,084	103,568
Gain on sale of real estate, net of tax	6,198	11,360	6,005	33,844
Provision for impairment of real estate sold	3,374	—	4,636	—
Number of operating properties sold	5	1	6	4
Number of land parcels sold	1	—	1	—
Percent interest sold	100%	100%	100%	100%

The following table presents the assets associated with the properties classified as held for sale as of September 30, 2025:

(in thousands)	September 30, 2025
Land and improvements	$34,091
Buildings and improvements	27,536
Less: accumulated depreciation	(9,005)
Real estate, net	52,622
Other assets, net	950
Assets associated with real estate assets held for sale	$53,572

As of September 30, 2025 the Company had one operating property and one land parcel classified as held for sale. There were no liabilities associated with these properties. Both the operating property and the land parcel were subsequently sold in October 2025. As of December 31, 2024 the Company did not have any of its properties classified as held for sale.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	September 30, 2025	December 31, 2024
Goodwill	$166,739	166,739
Investments	100,002	51,820
Prepaid and other	45,774	40,240
Derivative assets	7,435	12,781
Furniture, fixtures, and equipment, net ("FF&E")	9,969	7,954
Deferred financing costs, net	7,283	9,512
Total other assets	$337,202	289,046

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2025	December 31, 2024
Notes payable:
Fixed rate mortgage loans	11/5/2025 - 10/1/2038	4.0%	4.4%	$492,848	337,703
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.4%	4.6%	271,669	282,117
Fixed rate unsecured debt	11/3/2025 - 3/15/2049	4.2%	4.3%	4,121,437	3,723,880
Total notes payable, net				4,885,954	4,343,700
Unsecured credit facility:
$1.5 Billion Line of Credit (the "Line") (1)(2)	3/23/2028	5.0%	5.3%	30,000	65,000
Total unsecured credit facility				30,000	65,000
Total debt outstanding				$4,915,954	4,408,700
(1)
As of September 30, 2025, 99.5% of the variable rate debt are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Significant financing activity during 2025 includes:

On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0% (the "2025 Notes").

In July 2025, in connection with the acquisition of the Rancho Mission Viejo portfolio, the Company assumed $150 million of fixed-rate mortgage loans with a weighted average interest rate of 4.2% and a weighted average remaining term to maturity of approximately 12 years.

Subsequent to September 30, 2025, the Company repaid $250 million of fixed rate unsecured debt and $16 million of fixed rate mortgage loans upon maturity on November 3 and November 5, 2025, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	September 30, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2025 (2)	$3,160	16,000	250,000	269,160
2026	12,836	147,851	200,000	360,687
2027	10,051	222,558	525,000	757,609
2028	8,365	51,939	330,000	390,304
2029	5,619	97,120	425,000	527,739
Beyond 5 Years	29,655	192,837	2,450,000	2,672,492
Unamortized debt premium/(discount) and issuance costs	—	(33,474)	(28,563)	(62,037)
Total	$69,686	694,831	4,151,437	4,915,954
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of September 30, 2025, with all debt covenants.

6.	Derivative Instruments

The Company may use derivative financial instruments, including interest swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The Company does not intend to utilize derivative instruments for speculative transactions or purposes other than mitigation of interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that have high credit ratings. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Detail on the Company's interest rate derivatives outstanding as of September 30, 2025 and December 31, 2024 is as follows:

(in thousands, except number of instruments data)
Interest Rate Swaps	September 30, 2025	December 31, 2024
Notional amount	$300,642	301,444
Number of instruments	15	14

Detail on the fair value of the Company's interest rate derivatives as of September 30, 2025 and December 31, 2024 is as follows:

(in thousands)
Interest rate swaps classified as:	September 30, 2025	December 31, 2024
Derivative assets	$7,435	12,781
Derivative liabilities	(1,735)	(423)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of September 30, 2025, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of (Loss) Gain Recognized in OCI on Derivative			Location and Amount of Gain Reclassified from AOCI into Net Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2025	2024		2025	2024		2025	2024
Interest rate swaps	$369	(9,305)	Interest expense, net	$(1,063)	(2,306)	Interest expense, net	$51,323	47,022

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024		2025	2024		2025	2024
Interest rate swaps	$(3,574)	2,412	Interest expense, net	$(3,823)	(7,113)	Interest expense, net	$149,608	133,068

As of September 30, 2025, the Company expects approximately $0.6 million of accumulated comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

7.	Leases

Substantially all of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per lease contracts, which are primarily related to base rent, and in some cases stated amounts for common area maintenance ("CAM"), real estate taxes, and insurance (collectively, "Recoverable Costs"). Income for these amounts is recognized on a straight-line basis.

Variable lease income includes the following two main items in the lease contracts:

•
Recoveries from tenants represent the tenants' contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. Generally, the Company's leases provide for the tenants to reimburse the Company based on the tenants' share of the actual costs incurred in proportion to the tenants' share of leased space in the property.
•
Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease income
Fixed and in-substance fixed lease income	$278,670	258,185	$817,014	771,800
Variable lease income	92,904	85,617	285,044	263,991
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,784	5,726	18,265	18,990
Uncollectible straight-line rent (1)	350	(129)	(472)	(1,340)
Uncollectible lease income	53	(342)	(1,906)	(3,433)
Total lease income	$377,761	349,057	$1,117,945	1,050,008
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2025	December 31, 2024
Tenant receivables	$24,088	35,306
Straight-line rent receivables	174,572	157,507
Other receivables (1)	56,883	62,682
Total tenant and other receivables	$255,543	255,495
(1)
Other receivables include notes receivable, construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$31,517	31,665	$31,790	31,755
Financial liabilities:
Notes payable, net	$4,885,954	4,813,613	$4,343,700	4,141,096
Unsecured credit facilities (1)	$30,000	30,000	$65,000	65,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2025, and December 31, 2024, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

The Company develops its judgments based on the best information available at the measurement date, including expected cash flows, appropriate risk-adjusted discount rates, and available observable and unobservable inputs. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. As considerable judgment is often necessary to estimate the fair value of these financial instruments, the fair values presented above are not necessarily indicative of amounts that will be realized upon disposition of the financial instruments.

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities and commercial time deposits that are included within Other assets on the accompanying Consolidated Balance Sheets. The marketable securities, which include mutual funds and exchange-traded funds, are measured at fair value using quoted prices in active markets and are classified as Level 1 inputs of the fair value hierarchy. During the nine months ended September 30, 2025, the Company invested $90 million in commercial time deposits, consisting of two tranches with original maturities of five months and four months, respectively, of which $40 million matured as of September 30, 2025, and the remaining $50 million matured in October 2025. These deposits are classified as Level 2 within the fair value hierarchy.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include the following:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unrealized Gain (Loss)	2,259	1,372	(125)	4,506

Available-for-Sale Debt Securities

Available-for-sale debt securities consist of investments in corporate bonds and agency mortgage-backed securities. These securities are recorded at fair value, which is determined using either recent trade prices for the identical debt instrument or comparable instruments by issuers of similar industry sector, issuer credit rating, duration and security type. The fair value measurements for these are considered Level 2 inputs of the fair value hierarchy. Unrealized gains and losses on these available-for-sale debt securities are recognized through Other comprehensive income.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$88,449	38,449	50,000	—
Available-for-sale debt securities	11,553	—	11,553	—
Interest rate derivatives	7,435	—	7,435	—
Total	$107,437	38,449	68,988	—
Liabilities:
Interest rate derivatives	$(1,735)	—	(1,735)	—

	Fair Value Measurements as of December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,419	39,419	—	—
Available-for-sale debt securities	12,401	—	12,401	—
Interest rate derivatives	12,781	—	12,781	—
Total	$64,601	39,419	25,182	—
Liabilities:
Interest rate derivatives	$(423)	—	(423)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of September 30, 2025 and December 31, 2024
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On demand
		9,000,000	$225,000,000

Dividends Declared

On August 5, 2025, the Board:

•
Declared a quarterly cash dividend on the Company’s Series A preferred stock of $0.390625 per share. The dividend was paid on October 31, 2025, to shareholders of record as of October 16, 2025.
•
Declared a quarterly cash dividend on the Company’s Series B preferred stock of $0.367200 per share. The dividend was paid on October 31, 2025, to shareholders of record as of October 16, 2025.

Subsequent to the period ended September 30, 2025, on October 27, 2025, the Board:

•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on January 30, 2026. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on January 16, 2026.
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on January 30, 2026. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on January 16, 2026.

Except under certain limited conditions, each series of Preferred Stock is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option. The holders of the Preferred Stock have general preference rights over common stockholders with respect to liquidation and quarterly distributions. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Preferred Stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Preferred Stock will have the right to convert all or part of the shares of the Preferred Stock held by such holders on the applicable conversion date into a number of shares of common stock.

Common Stock of the Parent Company

Dividends Declared

On August 5, 2025, the Board declared a quarterly cash dividend on the Company’s common stock of $0.705 per share. The dividend was paid on October 2, 2025, to shareholders of record as of September 11, 2025.

Subsequent to the period ended September 30, 2025, on October 27, 2025, the Board declared a quarterly cash dividend on the Company's common stock of $0.755 per share, representing an increase of $0.05 per share, or 7.1%, from the prior quarterly dividend. The dividend is payable on January 6, 2026, to shareholders of record as of December 15, 2025.

At the Market ("ATM") Program

Under the Parent Company's ATM Program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

During 2024, the Company entered into forward sale agreements under its ATM program through which the Parent Company expects to issue 1,339,377 shares of its common stock at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses.  The shares under the forward sales agreements must be settled within one year of their trade dates, which vary by agreement, and range from November 26, 2025, to December 5, 2025.  Upon settlement, subject to certain exceptions, the Company may elect, in its sole discretion, to physically settle, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement. Proceeds from the issuance of shares are expected to be used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes.

The Company settled forward sales agreements entered into during 2024 under its ATM program as follows:

•
In August 2025, the Company issued 673,172 shares of common stock and received $49.2 million of net proceeds.
•
Subsequent to quarter end, in October 2025, the Company issued an additional 666,205 shares of common stock and received $49.1 million of net proceeds. Upon completion of these settlements, the Company had fully settled all forward sales agreements entered into during 2024.

As of September 30, 2025, and after giving effect to the aforementioned forward equity offering, $400 million of common stock remained available for issuance under this ATM Program.

Stock Repurchase Program

On July 31, 2024, the Board authorized a common stock repurchase program under which the Company may purchase up to a maximum of $250 million of its outstanding common stock through open market transactions, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any, are dependent upon market conditions and other factors. The stock repurchased, if not retired, is treated as treasury stock. The Repurchase Program authorized by the Board expires on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion.

During the nine months ended September 30, 2025, the Company made no repurchases and $250 million remained available under the Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above, in each case at the Parent Company's election. During the nine months ended September 30, 2025, unitholders redeemed a total of 31,558 Common Units, consisting of 28,815 units redeemed in exchange for approximately $2.0 million in cash and 2,743 units redeemed in exchange for shares of the Parent Company’s common stock. Cash redemptions were made at amounts equivalent to the market value of the Parent Company’s common stock at the time of redemption, while unit-for-share exchanges were completed on a one-for-one basis. During the same period ended September 30, 2024, 10,795 Common Units were exchanged for Parent Company common stock.

In July 2025, the Operating Partnership issued 2,773,087 Common Units, valued at $199.7 million based on the market price at the time of issuance, to unrelated third-party sellers as partial purchase price consideration for the acquisition of five properties.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

10.	Stock-Based Compensation

The Company granted 324,608 shares of restricted stock with a weighted-average grant-date fair value of $77.27 per share and 350,391 shares of restricted stock with a weighted-average grant-date fair value of $60.35 per share during the nine months ended September 30, 2025 and September 30, 2024, respectively. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Restricted stock (1)	$5,321	4,776	$16,219	14,078
Directors' fees paid in common stock and other employee stock grants	112	119	332	400
Capitalized stock-based compensation	(479)	(503)	(1,733)	(1,383)
Stock-based compensation, net of capitalization	$4,954	4,392	$14,818	13,095
(1)
In addition, during the three and nine months ended September 30, 2024, the Company expensed $1.9 million and $5.7 million, respectively, within Other operating expenses in connection with vesting of restricted stock units related to the 2023 acquisition of Urstadt Biddle Properties ("UBP").

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders - basic	$105,960	98,056	$314,742	303,672
Net income attributable to common shareholders - diluted	$105,960	98,056	$314,742	303,672
Denominator:
Weighted average common shares outstanding for basic EPS	181,921	181,498	181,640	183,281
Weighted average common shares outstanding for diluted EPS (1)	182,346	181,772	181,996	183,448
Net income per common share – basic	$0.58	0.54	$1.73	1.66
Net income per common share – diluted	$0.58	0.54	$1.73	1.66
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 3,147,659 and 1,099,516 for the three months ended September 30, 2025 and 2024, respectively, and 1,785,189 and 1,100,039 for the nine months ended September 30, 2025 and 2024, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per unit data)	2025	2024	2025	2024
Numerator:
Net income attributable to common unit holders - basic	$107,624	98,649	$317,634	305,508
Net income attributable to common unit holders - diluted	$107,624	98,649	$317,634	305,508
Denominator:
Weighted average common units outstanding for basic EPU	185,068	182,597	183,425	184,381
Weighted average common units outstanding for diluted EPU (1)	185,494	182,872	183,781	184,548
Net income per common unit – basic	$0.58	0.54	$1.73	1.66
Net income per common unit – diluted	$0.58	0.54	$1.73	1.66
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common unit holders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per unit calculations.

12.	Segment Information

The Company's portfolio is located throughout the United States. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company’s chief operating decision maker ("CODM") evaluates operating and financial performance for each property on an individual property level; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.

The following tables provide information about the Company's reportable segment's revenues, significant expenses, net operating income ("NOI") and the reconciliation of NOI to the Company’s consolidated Net income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease income	$413,947	383,762	$1,227,950	1,151,343
Other property income	3,201	4,644	11,193	12,016
Less:
Straight-line rent on lease income	(7,642)	(6,444)	(20,425)	(16,258)
Above/below market rent amortization, net	(5,968)	(5,916)	(18,892)	(19,545)
Total real estate revenues	403,538	376,046	1,199,826	1,127,556
Operating expenses (1)	(70,073)	(64,792)	(209,201)	(196,951)
Real estate taxes	(51,597)	(50,094)	(154,286)	(148,115)
NOI	$281,868	261,160	$836,339	782,490
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2025

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Reconciliation of NOI to Net income:
NOI	$281,868	261,160	$836,339	782,490
Consolidated:
Straight-line rent on lease income	6,743	5,163	18,137	14,877
Above/below market rent amortization, net	5,784	5,726	18,265	18,990
Management, transaction, and other fees	6,720	6,765	20,776	19,896
Straight-line rent on ground rent	(336)	(337)	(1,009)	(1,014)
Above/below market ground rent amortization	(535)	(536)	(1,602)	(1,606)
Depreciation and amortization	(102,799)	(100,955)	(299,108)	(299,508)
General and administrative	(27,060)	(25,073)	(74,140)	(75,443)
Other operating expenses	(1,770)	(3,654)	(5,402)	(9,363)
Other expense, net	(45,897)	(34,290)	(145,610)	(94,898)
Add: Share of noncontrolling interests excluded from NOI	1,998	2,099	6,402	6,181
Less: Equity in income of investments in real estate excluded from NOI	(12,099)	(12,492)	(40,229)	(39,439)
Net income	$112,617	103,576	$332,819	321,163

13.	Commitments and Contingencies

Litigation

The Company is a party to litigation and other disputes that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

Environmental

The Company is subject to numerous environmental laws and regulations. With respect to applicability to the Company, these pertain primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, underground petroleum storage tanks and other historic land uses. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contamination; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company had accrued liabilities of $18.8 million and $17.3 million for environmental assessment and remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $13.4 million and $10.9 million in letters of credit outstanding as of September 30, 2025 and December 31, 2024, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "could," "should," "would," "expect," "estimate," "believe," "intend," "forecast," "project," "plan," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risk factors, including, without limitation, risk factors relating to:

•
the current economic and geopolitical environments
•
pandemics or other health crises
•
operating retail-based shopping centers
•
real estate investments
•
the environment affecting our properties
•
corporate matters
•
our partnerships and joint ventures
•
funding strategies and capital structure
•
information management and technology
•
taxes and the Parent Company’s qualification as a REIT
•
the Company’s stock price.

As more specifically described in Part I, Item 1A. “Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2024 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

Non-GAAP Financial Measures

In addition to the required Generally Accepted Accounting Principles ("GAAP") presentations, we use and report certain non-GAAP financial measures as we believe these measures improve the understanding of our operational results. We believe these non-GAAP financial measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP financial measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP financial measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

We do not consider non-GAAP financial measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP financial measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects of the Company.

Our non-GAAP financial measures include the following:

•
Adjusted Funds From Operations ("AFFO") is an additional performance measure we use that reflects cash available to fund the Company’s business needs and distribution to shareholders. AFFO is calculated by adjusting Core Operating Earnings ("COE") for (i) capital expenditures necessary to maintain and lease our portfolio of properties, (ii) debt cost and derivative adjustments and (iii) stock-based compensation.
•
Core Operating Earnings is an additional performance measure we use because the computation of Nareit Funds from Operations ("Nareit FFO") includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from straight-line rents, above and below market rent amortization, and debt and derivative mark-to-market amortization, and (iv) other amounts as they occur.
•
Nareit Funds from Operations ("Nareit FFO") is a commonly used measure of REIT performance, which Nareit defines as net income, computed in accordance with GAAP, excluding gains on sales and impairments of real estate, net of tax, plus depreciation and amortization, and after adjustments for unconsolidated real estate investment partnerships and joint ventures. We compute Nareit FFO for all periods presented in accordance with Nareit's definition.

Companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since Nareit FFO excludes depreciation and amortization and gains on sale and impairments of real estate, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in percent leased, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, Nareit FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations.

•
Net Operating Income ("NOI") is the sum of base rent, percentage rent, termination fee income, tenant recoveries, other lease income, and other property income, less operating and maintenance expenses, real estate taxes, ground rent, termination expense, and uncollectible lease income. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. We also provide disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

Management believes that NOI is a useful measure for investors because it provides insight into the core operations and performance of our properties, independent of the capital structure, financing activities, and non-operating factors. By focusing on property-level performance, NOI allows investors to compare the performance of our real estate assets across periods and with those of other REIT peers in the industry, facilitating a clearer understanding of trends in occupancy, rental income, and operating expense management. In addition to its relevance for investors, management uses NOI as a key performance metric in making operational and strategic decisions. NOI is used to evaluate income generated from shopping centers (i.e., return on assets) and to guide decisions on capital investments. These decisions may include acquisitions, redevelopments, and investments in capital improvements.

•
Pro-rata information includes 100% of our consolidated properties plus our economic share (based on our ownership interest) in our unconsolidated real estate investment partnerships.

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate investment partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP financial measures, makes comparisons of our operating results to those of other REITs more meaningful. The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP. The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio.

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio. We do not control the unconsolidated real estate partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

The presentation of Pro-rata information has limitations which include, but are not limited to, the following:

o
The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and
o
Other companies in our industry may calculate their Pro-rata interest differently, limiting the comparability of Pro-rata information.

Because of these limitations, the Pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the Pro-rata information as a supplement.

•
Pro-rata Same Property NOI is a key non-GAAP financial measure commonly used by REITs to evaluate operating performance. It is calculated on a proportionate ownership basis for properties held during the comparable reporting periods, excluding revenue and expenses related to non-same properties during the periods.

Management believes this measure provides investors with a useful and consistent comparison of the Company’s operating performance and trends. Management uses Pro-rata Same Property NOI as a supplemental measure to assess property-level performance, excluding the effects of corporate-level expenses, financing costs, and non-operating activities. This measure allows investors to evaluate trends in revenue and expense growth for properties that have been consistently operated during the periods.

Other Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

•
Anchor Space is a space equal to or greater than 10,000 SF.
•
Development Completion is a Property in Development that is deemed complete upon the earlier of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the property features at least two years of anchor operations. Once deemed complete, the property is termed a Retail Operating Property.
•
A Non-Same Property is any property, during either calendar year period being compared, that was acquired, sold, a Property in Development, a Development Completion, or a property under, or being positioned for, significant redevelopment that distorts comparability between periods. Non-retail properties and corporate activities, including the captive insurance program, are part of Non-Same Property.
•
Property In Development includes properties in various stages of ground-up development.
•
Property In Redevelopment includes Retail Operating Properties under redevelopment or being positioned for redevelopment. Unless otherwise indicated, a Property in Redevelopment is included in the Same Property pool.
•
Redevelopment Completion is a Property in Redevelopment that is deemed complete upon the earlier of: (i) 90% of total estimated project costs have been incurred and percent leased equals or exceeds 95% for the Company owned GLA related to the project, or (ii) the property features at least two years of anchor operations, if applicable.
•
Retail Operating Property is any retail property not termed a Property in Development. A retail property is any property where the majority of the income is generated from retail uses.
•
Same Property is a Retail Operating Property that was owned and operated for the entirety of both calendar year periods being compared. This term excludes Properties in Development, prior year Development Completions, and Non-Same Properties. Properties in Redevelopment are included unless otherwise indicated.
•
Shop Space is a space under 10,000 SF.

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of September 30, 2025, the Parent Company owned approximately 97.9% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of September 30, 2025, we had full or partial ownership interests in 485 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 58.6 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

Our values:

•
We are our people: Our people are our greatest asset, and we believe that our highly skilled and talented team makes us better.
•
We do what is right: We act with unwavering standards of honesty and integrity.
•
We connect with our communities: We promote philanthropic ideas and strive for the betterment of our neighborhoods by giving our time and financial support.
•
We are responsible: Our duty is to balance purpose and profit, being good stewards of capital and the environment for the benefit of all our stakeholders.
•
We strive for excellence: When we are passionate about what we do, it is reflected in our performance.
•
We are better together: When we listen to each other and our customers, we will succeed together.

Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers anchored primarily by market leading grocers and principally located in suburban trade areas in the most desirable metro areas in the United States. We believe that this strategy will result in highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow NOI;
•
Create shareholder value by increasing earnings and dividends per share that generate total returns at or near the top of our shopping center peers;
•
Maintain an industry leading, disciplined development and redevelopment platform to create exceptional retail centers that deliver favorable returns;
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile; and
•
Implement resiliency and governance practices through our Corporate Responsibility program to support and enhance our business goals and objectives.

Executing on our Strategy

During the nine months ended September 30, 2025, we had Net income attributable to common shareholders of $314.7 million as compared to $303.7 million during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025:

•
Our Pro-rata same property NOI, excluding termination fees, grew 5.5%, as compared to the nine months ended September 30, 2024, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 1,418 new and renewal leasing transactions representing 5.3 million Pro-rata SF with positive rent spreads of 10.4% during the nine months ended September 30, 2025, compared to 1,503 leasing transactions representing 6.3 million Pro-rata SF with positive rent spreads of 9.0% during the nine months ended September 30, 2024. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At September 30, 2025, December 31, 2024, and September 30, 2024, our total property portfolio was 96.0%, 96.3%, and 95.6% leased, respectively. At September 30, 2025, December 31, 2024, and September 30, 2024 our same property portfolio was 96.4%, 96.7%, and 96.0% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $668.1 million at September 30, 2025, compared to $497.3 million at December 31, 2024.
•
Development and redevelopment projects completed during the nine months ended September 30, 2025 represented $48.4 million of estimated net project costs, with an average stabilized yield of 14.3%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.

We maintained liquidity and the financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In February 2025, we received a credit rating upgrade to A- with a stable outlook from S&P Global Ratings.
•
On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0% (the "2025 Notes").
•
In July 2025, in connection with the acquisition of five operating properties, the Operating Partnership issued 2,773,087 Common Units and assumed $150 million of secured mortgage debt with a weighted average interest rate of 4.2% and an average remaining term of approximately 12 years.
•
The Company settled forward sales agreements entered into during 2024 under its ATM program as follows:
o
In August 2025, the Company issued 673,172 shares of common stock and received $49.2 million of net proceeds.
o
Subsequent to quarter end, in October 2025, the Company issued an additional 666,205 shares of common stock and received $49.1 million of net proceeds. Upon completion of these settlements, the Company had fully settled all forward sales agreements entered into during 2024.
•
Subsequent to quarter end, on October 1, 2025, the Company received a property distribution from its Regency-GRI real estate partnership. The distribution involved 11 of the 66 properties within the partnership and the Company received five of these properties, which had an aggregate fair value of approximately $113 million, and assumed an existing fixed rate mortgage loan on one property of $10 million maturing January 2026 with an interest rate of 3.95%. The remaining six properties were distributed to the other partner.
•
We have $646.3 million of loans maturing during the next 12 months, of which, $250 million was repaid upon maturity on November 3, 2025, and Regency's pro-rata share of maturities within our unconsolidated real estate partnerships which we intend to refinance or pay-off as they mature.
•
At September 30, 2025, we had $1.46 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for either or both of two additional consecutive six-month periods, in which case the term will be extended in accordance with any such option exercise.

Economic Conditions

Refer to the Estimated Risks and Uncertainties section in Note 1 — Organization and Significant Accounting Policies, as these risks and uncertainties could have a material impact on future results of operations and trends.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	September 30, 2025	December 31, 2024
Number of Properties	384	379
GLA	45,493	43,876
% Leased – Operating and Development	96.1%	96.2%
% Leased – Operating	96.5%	96.5%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$26.46	$25.56

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2025	December 31, 2024
Number of Properties	101	103
GLA	13,122	13,439
% Leased – Operating and Development	96.9%	96.8%
% Leased –Operating	96.9%	96.8%
Weighted average annual effective rent PSF, net of tenant concessions	$25.33	$24.51

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	September 30, 2025	December 31, 2024
Percent Leased – All Properties	96.1%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.0%	98.4%
Shop Space (spaces < 10,000 SF)	93.0%	93.0%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Nine months ended September 30, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	20	519	$19.16	$34.28	$3.97
Renewal	78	2,388	14.93	0.80	0.39
Total Anchor Space Leases	98	2,907	$15.68	$6.78	$1.03
Shop Space Leases
New	415	759	$42.27	$48.56	$16.71
Renewal	905	1,676	41.00	1.46	1.30
Total Shop Space Leases	1,320	2,435	$41.39	$16.14	$6.10
Total Leases	1,418	5,342	$27.40	$11.05	$3.34

	Nine months ended September 30, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	29	723	$19.73	$53.17	$6.28
Renewal	104	2,871	18.03	0.34	0.10
Total Anchor Space Leases	133	3,594	$18.37	$10.97	$1.34
Shop Space Leases
New	439	890	$39.50	$42.61	$13.99
Renewal	931	1,819	37.57	2.34	0.61
Total Shop Space Leases	1,370	2,709	$38.21	$15.57	$5.00
Total Leases	1,503	6,303	$26.89	$12.95	$2.92

The weighted-average base rent PSF on signed Shop Space leases for the nine months ended September 30, 2025 is $41.39 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $36.91 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 10.4% for the nine months ended September 30, 2025, compared to 9.0% for the nine months ended September 30, 2024.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting dependence on any single tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	September 30, 2025
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	68	5.9%	2.9%
Albertsons Companies, Inc.	53	4.2%	2.8%
TJX Companies, Inc.	76	3.7%	2.7%
Amazon/Whole Foods	39	2.6%	2.5%
Kroger Co.	52	5.8%	2.5%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate potentially adverse impacts through maintaining a high quality portfolio, diversifying our geographic and tenant mix, replacing less successful tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and investing in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income.

We recognize that current economic conditions including, but not limited to, the potential impacts of tariffs and trade deals, inflation, cost and availability of labor, including potential labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, access to and cost of credit, and new tax and regulatory changes have introduced additional macroeconomic uncertainty. These economic conditions could place further financial strain on retailers by raising costs and compressing margins. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At September 30, 2025, the tenants who are currently in bankruptcy and which continue to occupy space in our shopping centers represent an aggregate of 0.2% of our Pro-rata annual base rent.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024:

Changes in revenues are summarized in the following table:

	Three months ended September 30,
(in thousands)	2025	2024	Change
Lease income
Base rent	$265,289	246,531	18,758
Recoveries from tenants	92,406	84,795	7,611
Percentage rent	1,950	2,155	(205)
Uncollectible lease income	53	(342)	395
Other lease income	5,536	5,029	507
Straight-line rent	6,743	5,163	1,580
Above/below market rent amortization, net	5,784	5,726	58
Total lease income	$377,761	349,057	28,704
Other property income	3,089	4,444	(1,355)
Management, transaction, and other fees	6,720	6,765	(45)
Total revenues	$387,570	360,266	27,304

Total lease income increased by $28.7 million primarily due to the following:

•
$18.8 million increase from billable Base rent, mainly from the following:
o
$12.2 million net increase from same properties, including:
▪
$6.8 million net increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$4.3 million increase due to redevelopment projects becoming operational; and
▪
$1.1 million increase related to our acquisitions of the remaining ownership interests in and resulting consolidation of operating properties previously held in unconsolidated real estate partnerships;
o
$5.9 million increase from acquisitions of operating properties in 2025 as compared to 2024 activity; and
o
$1.2 million increase from rent commencements at completed development properties; partially offset by
o
$0.5 million decrease due to dispositions of operating properties.
•
$7.6 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$5.8 million increase primarily due to higher reimbursable operating costs and higher recovery rates due to increased occupancy in the current quarter; and
o
$1.8 million increase driven by the acquisitions of operating properties in 2025 as compared to 2024, and rent commencements at development properties.
•
$1.6 million increase in Straight-line rent mainly due to timing and degree of contractual rent steps and new lease commencements.

Other property income decreased by $1.4 million primarily due to the business interruption insurance proceeds received in the comparative prior period.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2025	2024	Change
Depreciation and amortization	$102,799	100,955	1,844
Property operating expense	65,471	60,477	4,994
Real estate taxes	47,080	45,729	1,351
General and administrative	27,060	25,073	1,987
Other operating expenses	1,770	3,654	(1,884)
Total operating expenses	$244,180	235,888	8,292

Depreciation and amortization costs increased by $1.8 million, mainly due to the following:

•
$5.2 million increase from acquisitions of operating properties and development properties becoming available for occupancy, partially offset by
•
$3.4 million decrease from same properties mainly driven by acquired lease intangibles becoming fully amortized.

Property operating expense increased by $5.0 million, mainly due to higher recoverable common area maintenance, management fees and utility costs at same properties.

Real estate taxes increased by $1.4 million, mainly due to the acquisitions of operating properties in 2025 as compared to 2024 and increases in real estate tax assessments across the same property portfolio.

General and administrative costs increased by $2.0 million, mainly due to the following:

•
$1.3 million increase due to changes in the fair value of participant obligations within the deferred compensation plan, attributable to changes in fair values of those investments recognized in Net investment income; and
•
$0.7 million increase primarily attributable to higher technology costs and professional fees.

Other operating expenses decreased by $1.9 million, mainly due to the phase-out of transition costs incurred in 2024 related to the acquisition of Urstadt Biddle Properties ("UBP").

Changes in other expense, net are summarized in the following table:

	Three months ended September 30,
(in thousands)	2025	2024	Change
Interest expense, net
Interest on notes payable	$55,064	46,365	8,699
Interest on unsecured credit facilities	1,022	3,640	(2,618)
Capitalized interest	(2,768)	(1,636)	(1,132)
Hedge expense	226	245	(19)
Interest income	(2,221)	(1,592)	(629)
Interest expense, net	$51,323	47,022	4,301
Provision for impairment of real estate, net of tax	3,374	—	3,374
Gain on sale of real estate, net of tax	(6,198)	(11,360)	5,162
Net investment income	(2,602)	(1,372)	(1,230)
Total other expense, net	$45,897	34,290	11,607

Interest expense, net, increased by $4.3 million primarily due to the following:

•
$8.7 million increase in Interest on notes payable primarily due to new net public debt issuances in 2025 and 2024; partially offset by
•
$2.6 million decrease in Interest on unsecured credit facilities primarily due to carrying a lower weighted average outstanding balance under our Line in 2025 as compared to 2024; and
•
$1.1 million change in Capitalized interest based on the timing and progress of our development and redevelopment projects.

Provision for impairment of real estate, net of tax of $3.4 million was recognized in the three months ended September 30, 2025 related to dispositions of three operating properties.

During the three months ended September 30, 2025, we recognized gains on sale of real estate, net of tax of $6.2 million mainly from sales of an operating property and an outparcel. During the three months ended September 30, 2024, we recognized gains on sale of $11.4 million mainly from the sale of one operating property.

Net investment income increased by $1.2 million primarily driven by market volatility during the current period, including a $1.3 million increase in fair values on investments held in the non-qualified deferred compensation plan partially offset by a $0.1 million decrease in returns related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $1.6 million mainly due to a sale of one outparcel at a property held in an unconsolidated real estate partnership.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended September 30,
(in thousands)	2025	2024	Change
Net income	$112,617	103,576	9,041
Income attributable to noncontrolling interests	(3,244)	(2,107)	(1,137)
Net income attributable to the Company	109,373	101,469	7,904
Preferred stock dividends	(3,413)	(3,413)	—
Net income attributable to common shareholders	$105,960	$98,056	$7,904
Net income attributable to exchangeable operating partnership units	(1,664)	(593)	(1,071)
Net income attributable to common unit holders	$107,624	98,649	8,975

Income attributable to noncontrolling interests increased by $1.1 million, mainly due to issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers for acquisition of five properties in July 2025.

There were no significant changes in Preferred stock dividends.

Net income attributable to exchangeable operating partnership units increased by $1.1 million, mainly due to the same acquisition of five properties discussed above.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024:

Changes in revenues are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Lease income
Base rent	$778,216	736,142	42,074
Recoveries from tenants	275,392	254,623	20,769
Percentage rent	11,558	11,958	(400)
Uncollectible lease income	(1,906)	(3,433)	1,527
Other lease income	18,283	16,851	1,432
Straight-line rent	18,137	14,877	3,260
Above / below market rent amortization, net	18,265	18,990	(725)
Total lease income	$1,117,945	1,050,008	67,937
Other property income	10,609	11,464	(855)
Management, transaction, and other fees	20,776	19,896	880
Total revenues	$1,149,330	1,081,368	67,962

Lease income increased by $67.9 million primarily due to the following:

•
$42.1 million increase in Base rent, mainly driven by the following:
o
$32.7 million increase resulting from same properties, including:
▪
$20.4 million increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$9.8 million increase due to redevelopment projects that commenced operations; and
▪
$2.5 million increase related to our acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships;
o
$8.8 million increase from acquisitions of operating properties in 2025 as compared to 2024 activity; and
o
$3.0 million increase from rent commencements at completed development properties; partially offset by
o
$2.4 million decrease due to dispositions of operating properties.
•
$20.8 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$17.5 million increase primarily due to higher operating costs and higher recovery rates due to increased occupancy in the current year; and
o
$3.7 million increase driven by the acquisition of operating properties in 2025 as compared to 2024, and lease commencements at development properties; partially offset by
o
$0.4 million decrease due to disposition of operating properties.
•
$1.5 million decrease in Uncollectible lease income primarily driven by higher collection rates in the current period.
•
$1.4 million increase in Other lease income mainly due to increase in lease termination fee income.
•
$3.3 million increase in Straight-line rent mainly due to timing and degree of contractual rent steps and new lease commencements.

There were no significant changes in Other property income, and Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Depreciation and amortization	$299,108	299,508	(400)
Property operating expense	194,689	183,242	11,447
Real estate taxes	140,940	135,514	5,426
General and administrative	74,140	75,443	(1,303)
Other operating expenses	5,402	9,363	(3,961)
Total operating expenses	$714,279	703,070	11,209

Property operating expense increased by $11.4 million, mainly due to the following:

•
$8.4 million increase from same properties primarily due to higher recoverable common area maintenance, management and utility expenses;
•
$2.6 million increase in acquisitions of operating properties and development properties;
•
$0.8 million increase attributable to property damage losses; partially offset by
•
$0.5 million decrease due to disposition of operating properties.

Real estate taxes increased by $5.4 million, mainly due to the acquisition of operating properties in 2025 as compared to 2024 and increases in real estate tax assessments across the same property portfolio.

General and administrative costs decreased by $1.3 million mainly due to the following:

•
$4.8 million decrease due to higher overhead capitalization resulting from increased development and redevelopment activity;
•
$1.7 million decrease due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment income; partially offset by
•
$3.8 million increase in compensation costs primarily driven by performance-based incentive compensation; and
•
$1.4 million increase primarily attributable to higher costs in business promotion, charitable contributions, professional fees and other general and administrative expenses.

Other operating expenses decreased by $4.0 million, mainly due to the $7.1 million of transition costs incurred in 2024 related to the UBP acquisition, partially offset by $3.1 million increase in environmental reserve costs and development pursuit costs.

Changes in Other expense, net are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Interest expense, net
Interest on notes payable	$154,475	138,830	15,645
Interest on unsecured credit facilities	6,671	6,783	(112)
Capitalized interest	(7,302)	(4,813)	(2,489)
Hedge expense	677	503	174
Interest income	(4,913)	(8,235)	3,322
Interest expense, net	$149,608	133,068	16,540
Provision for impairment of real estate, net of tax	4,636	—	4,636
Gain on sale of real estate, net of tax	(6,005)	(33,844)	27,839
Loss on early extinguishment of debt	—	180	(180)
Net investment income	(2,629)	(4,506)	1,877
Total other expense, net	$145,610	94,898	50,712

Interest expense, net increased by $16.5 million primarily due to the following:

•
$15.6 million increase in Interest on notes payable is primarily due to new net public debt issuances in 2025 and 2024;
•
$3.3 million decrease in Interest income primarily due to maintaining higher levels of excess cash in short term investments in the comparative prior period; partially offset by
•
$2.5 million change in Capitalized interest is based on the timing and progress of our development and redevelopment projects.

Provision for impairment of real estate, net of tax of $4.6 million was recognized during the nine months ended September 30, 2025 related to the sale of five operating properties.

During the nine months ended September 30, 2025, we recognized gains on sale of real estate, net of tax of $6.0 million primarily from the sale of an operating property and an outparcel. During the nine months ended September 30, 2024, we recognized gains on sale of real estate, net of tax of $33.8 million primarily from the sale of four operating properties and recognition of two sales-type leases.

There were no significant changes in Loss on early extinguishments of debt.

Net investment income decreased by $1.9 million primarily driven by market volatility during the current period, including a $1.7 million decrease in returns on investments held in the non-qualified deferred compensation plan and a $0.2 million decrease in returns related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $5.6 million mainly due to increases in operating income driven from increased occupancy and positive rental spreads on new and renewal leases, and a sale of one outparcel at a property held in unconsolidated real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Net income	$332,819	321,163	11,656
Income attributable to noncontrolling interests	(7,838)	(7,252)	(586)
Net income attributable to the Company	324,981	313,911	11,070
Preferred stock dividends	(10,239)	(10,239)	—
Net income attributable to common shareholders	$314,742	$303,672	$11,070
Net income attributable to exchangeable operating partnership units	(2,892)	(1,836)	(1,056)
Net income attributable to common unit holders	$317,634	305,508	12,126

Income attributable to noncontrolling interests increased by $0.6 million, primarily due to $1.1 million increase associated with the issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers in connection with the acquisition of five properties in July 2025, partially offset by a $0.5 million decrease in net income from other consolidated real estate partnerships.

There were no significant changes in Preferred stock dividends.

Net income attributable to exchangeable operating partnership units increased by $1.1 million, mainly due to issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers for acquisition of five properties in July 2025.

Supplemental Earnings Information on Non-GAAP Financial Measures

We use certain non-GAAP financial measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP financial measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP financial measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP financial measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP financial measures could change. See "Non-GAAP Financial Measures" at the beginning of this Management's Discussion and Analysis.

We do not consider non-GAAP financial measures as an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP financial measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided, including as set forth below. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects.

Pro-rata Same Property NOI (Non-GAAP Financial Measures):

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Base rent	$284,146	271,887	12,259	$845,666	811,610	34,056
Recoveries from tenants	99,089	93,047	6,042	298,854	280,255	18,599
Percentage rent	2,213	2,424	(211)	13,117	13,400	(283)
Termination fees	777	749	28	5,146	4,160	986
Uncollectible lease income	159	(466)	625	(1,822)	(3,880)	2,058
Other lease income	4,991	4,803	188	14,504	14,195	309
Other property income	2,446	4,032	(1,586)	9,058	8,930	128
Total real estate revenue	393,821	376,476	17,345	1,184,523	1,128,670	55,853
Operating and maintenance	64,932	61,062	3,870	195,313	186,868	8,445
Termination expense	—	—	—	—	5	(5)
Real estate taxes	50,540	49,880	660	151,576	147,426	4,150
Ground rent	4,112	3,783	329	11,375	11,671	(296)
Total real estate operating expenses	119,584	114,725	4,859	358,264	345,970	12,294
Pro-rata same property NOI	$274,237	261,751	12,486	$826,259	782,700	43,559
Less: Termination fees	777	749	28	5,146	4,155	991
Pro-rata same property NOI, excluding termination fees	$273,460	261,002	12,458	$821,113	778,545	42,568
Pro-rata same property NOI growth, excluding termination fees			4.8%			5.5%

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

Total real estate revenue increased by $17.3 million and $55.9 million, on a net basis, during the three and nine months ended September 30, 2025, respectively, as follows:

•
Base rent increased by $12.3 million and $34.1 million during the three and nine months ended September 30, 2025, respectively, due to contractual rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $6.0 million and $18.6 million during the three and nine months ended September 30, 2025, respectively, due to higher recoverable expenses and increased occupancy.
•
Uncollectible lease income decreased by $2.1 million during the nine months ended September 30, 2025, primarily driven by higher collection rates in the current period resulting in reduced levels of uncollectible lease income.
•
Other property income decreased by $1.6 million during the three months ended September 30, 2025, due to an increase in business interruption insurance proceeds received in the comparative prior period.

Total real estate operating expenses increased by $4.9 million and $12.3 million, on a net basis, during the three and nine months ended September 30, 2025, respectively, as follows:

•
Operating and maintenance increased by $3.9 million and $8.4 million during the three and nine months ended September 30, 2025, primarily due to increases in common area maintenance, management fees, utility costs and other tenant-recoverable costs.
•
Real estate taxes increased by $4.2 million during the nine months ended September 30, 2025, due to an increase in real estate assessments across the portfolio.

Reconciliation of Pro-rata Same Property NOI to Net Income Attributable to Common Shareholders:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income attributable to common shareholders	$105,960	98,056	$314,742	303,672
Less:
Management, transaction, and other fees	(6,720)	(6,765)	(20,776)	(19,896)
Other (1)	(13,654)	(12,115)	(40,193)	(37,428)
Plus:
Depreciation and amortization	102,799	100,955	299,108	299,508
General and administrative	27,060	25,073	74,140	75,443
Other operating expense	1,770	3,654	5,402	9,363
Other expense, net	45,897	34,290	145,610	94,898
Equity in income of investments in real estate excluded from NOI (2)	12,099	12,492	40,229	39,439
Net income attributable to noncontrolling interests	3,244	2,107	7,838	7,252
Preferred stock dividends and issuance costs	3,413	3,413	10,239	10,239
NOI	$281,868	261,160	$836,339	782,490
Less non-same property NOI	(7,631)	591	(10,080)	210
Pro-rata same property NOI	$274,237	261,751	$826,259	782,700
Less: Termination fees	(777)	(749)	(5,146)	(4,155)
Pro-rata same property NOI excluding termination fees.	$273,460	261,002	$821,113	778,545
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Nareit FFO, Core Operating Earnings and AFFO (Non-GAAP Financial Measures):

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2025	2024	2025	2024
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$105,960	98,056	$314,742	303,672
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	109,933	107,801	321,296	319,765
Provision for impairment of real estate	3,374	—	4,636	—
Gain on sale of real estate, net of tax	(7,432)	(11,365)	(7,187)	(33,853)
Exchangeable operating partnership units	1,664	593	2,892	1,836
Nareit FFO attributable to common stock and unit holders	$213,499	195,085	$636,379	591,420
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$213,499	195,085	$636,379	591,420
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	—	2,375	—	7,069
Loss on early extinguishment of debt	—	—	—	180
Certain Non-Cash Items
Straight-line rent	(6,773)	(5,886)	(20,070)	(16,907)
Uncollectible straight-line rent	(509)	(134)	611	1,899
Above/below market rent amortization, net	(5,423)	(5,370)	(17,260)	(17,910)
Debt and derivative mark-to-market amortization	1,816	1,693	4,618	4,333
Core Operating Earnings	$202,610	187,763	$604,278	570,084
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2025	2024	2025	2024
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$202,610	187,763	$604,278	570,084
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(33,832)	(36,430)	(90,109)	(91,168)
Debt cost and derivative adjustments	2,423	2,107	6,849	6,269
Stock-based compensation	5,321	4,776	16,219	14,078
AFFO	$176,522	158,216	$537,237	499,263
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Liquidity and Capital Resources

General

We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet, finance our development and redevelopment projects, fund our investment activities, and maintain financial flexibility. A significant portion of our cash flows from operations is distributed to our common shareholders in the form of dividends in order to maintain our status as a REIT.

Except for $200 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership, its subsidiaries, or by our real estate partnerships. The Operating Partnership is a co-issuer and a guarantor of the $200 million of outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity, and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, other capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flows from operations after funding our common stock and preferred stock dividends, borrowings from our Line, proceeds from sale of real estate, mortgage loan and unsecured bank financing, distributions received from our real estate partnerships, and when the capital markets are favorable, proceeds from sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding, due to the current interest rate environment.

We are actively monitoring market conditions and evaluating strategies to mitigate interest rate risk. These strategies may include the use of interest rate swaps, caps, or forward-starting hedges to lock in rates on future debt issuances or refinancings. We are also prioritizing refinancing of maturing debt with long-duration fixed-rate debt where appropriate, to minimize future exposure to rate volatility.

On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0%. The intended use of the net proceeds includes (i) to reduce the outstanding balance on the Line, (ii) for the repayment of $250 million of 3.90% unsecured public debt due November 1, 2025, upon it's maturity and (iii) for general corporate purposes, which may include the future repayment of other outstanding debt. Pending the maturity of the November 2025 unsecured public debt, we also temporarily invested a portion of the proceeds in commercial time deposits.

As of September 30, 2025, we had $646.3 million of debt maturing within the next 12 months, including $450 million of maturing unsecured public and private placement debt, of which $250 million was paid off at maturity on November 3, 2025, as well as Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We currently expect to address these maturing obligations through a combination of refinancing, available liquidity under our Line, and proceeds from potential property sales. We continually monitor capital markets and proactively manage our debt maturity profile to maintain a strong balance sheet and financial flexibility.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $200.7 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2025
ATM program
Original offering amount	$500,000
Available capacity	$400,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,457,440
Maturity (2)	March 23, 2028

(1)
Net of letters of credit issued against our Line.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by, and in the discretion of, our Board of Directors.

On August 5, 2025, the Board:

•
Declared a quarterly cash dividend on the Company’s common stock of $0.705 per share. The dividend was paid on October 2, 2025, to shareholders of record as of September 11, 2025.
•
Declared a quarterly cash dividend on the Company’s Series A preferred stock of $0.390625 per share. The dividend was paid on October 31, 2025, to shareholders of record of the Series A preferred stock as of October 16, 2025.
•
Declared a quarterly cash dividend on the Company’s Series B preferred stock of $0.367200 per share. The dividend was paid on October 31, 2025, to shareholders of record of the Series B preferred stock as of October 16, 2025.

Subsequent to the period ended September 30, 2025, on October 27, 2025, our Board of Directors:

•
Declared a quarterly cash dividend on the Company's common stock of $0.755 per share, representing an increase of $0.05 per share, or 7.1%, from the prior quarterly dividend. The dividend is payable on January 6, 2026, to shareholders of record as of December 15, 2025.
•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on January 30, 2026. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on January 16, 2026.
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on January 30, 2026. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on January 16, 2026.

While future dividends on shares of our common stock will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flows from operations to fund our dividend distributions. During the nine months ended September 30, 2025 and 2024, we generated cash flows from operations of $623.7 million and $598.8 million, respectively, and paid $395.8 million and $381.5 million in dividends to our common stock, preferred stock and unit holders.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock and units dividend payment in October 2025, we estimate that we will require capital during the next 12 months of approximately $1,085.5 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by tariffs and inflation, as well as potential shortages of labor employed by contractors, resulting in increased costs of construction materials, labor, and services from third-party contractors and suppliers. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2025, 86.9% of our consolidated real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Consolidated Financial Statements included in our 2024 Form 10-K. We were in compliance with these covenants at September 30, 2025, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$623,744	598,813	24,931
Net cash used in investing activities	(404,711)	(209,071)	(195,640)
Net cash used in financing activities	(75,322)	(366,265)	290,943
Net change in cash, cash equivalents, and restricted cash	$143,711	23,477	120,234
Total cash, cash equivalents, and restricted cash	$205,595	114,831	90,764

Net cash provided by operating activities:

Net cash provided by operating activities increased $24.9 million due to:

•
$27.2 million increase in cash from operations due to the timing of receipts and payments, partially offset by
•
$2.3 million decrease in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $195.6 million as follows:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 and $14,143 in 2025 and 2024, respectively	$(103,502)	(45,205)	(58,297)
Real estate development and capital improvements	(307,282)	(235,284)	(71,998)
Proceeds from sale of real estate	51,084	103,626	(52,542)
Proceeds from property insurance casualty claims	—	5,257	(5,257)
Issuance of notes receivable	(176)	(32,651)	32,475
Collection of notes receivable	479	3,052	(2,573)
Investments in real estate partnerships	(12,399)	(25,771)	13,372
Return of capital from investments in real estate partnerships	12,162	12,859	(697)
Dividends on investment securities	1,232	296	936
Purchase of investment securities	(99,770)	(99,035)	(735)
Proceeds from sale of investment securities	53,461	103,785	(50,324)
Net cash used in investing activities	$(404,711)	(209,071)	(195,640)

Significant changes in investing activities include:

•
We paid $103.5 million in 2025 to purchase nine operating properties and one operating outparcel. Three of the operating properties were previously held in unconsolidated real estate investment partnerships in which we held ownership interests ranging from 50.0%-66.7%. We paid $45.2 million in 2024 to purchase one operating property.
•
During 2025, we invested $72.0 million more on real estate development and capital improvements than the comparable prior year period, as further detailed in a table below.
•
We sold six operating properties and one land parcel in 2025 for net proceeds of $51.1 million compared to four operating properties in 2024 for net proceeds of $103.6 million.
•
We received additional property insurance claim proceeds of $5.3 million in 2024 primarily attributable to a single property that was impacted by a weather event in 2019.
•
During 2024, in connection with a secured lending transaction entered into by the Company, we issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center. In addition, we issued $2.9 million of short-term notes receivable to real estate partners in 2024.

•
We collected $3.0 million in short-term note receivables from real estate partners in 2024.
•
Investments in real estate partnerships:
o
In 2025, we invested $12.4 million, including $5.1 million to fund our share of debt repayments, $3.2 million to fund our share of an acquisition of an operating property, and $4.1 million to fund our share of development and redevelopment activities.
o
In 2024, we invested $25.8 million, to fund our share of development and redevelopment activities, including investing in two new ground up development projects.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During 2025, we received $12.2 million from our share of proceeds from outparcel sales and debt financing activities.
o
During 2024, we received $12.9 million from our share of proceeds from debt financing activities and for the partial sale of ownership interest in a real estate partnership.
•
Purchase of investment securities and proceeds from sale of investment securities pertain to investment activities held in our captive insurance company and our deferred compensation plan, as well as:
o
During 2025, we invested approximately $90 million of proceeds received from the 2025 Notes in commercial time deposits with staggered maturity dates ranging from 4 to 5 months, of which $40 million were subsequently settled at maturity during the third quarter of 2025.
o
During 2024, we invested approximately $90 million in commercial deposits from the proceeds received from the January 2024 public offering of senior unsecured notes. These commercial deposits were subsequently settled at maturity during the second quarter of 2024.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the nine months ended September 30, 2025, we deployed capital of $307.3 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Capital expenditures:
Land acquisitions - Development	9,534	13,882	(4,348)
Land acquisitions - Redevelopment	3,607	—	3,607
Building and tenant improvements	77,313	76,002	1,311
Redevelopment costs	89,797	85,287	4,510
Development costs	104,587	45,370	59,217
Capitalized interest	7,655	4,709	2,946
Capitalized direct compensation	14,789	10,034	4,755
Real estate development and capital improvements	$307,282	235,284	71,998
•
We acquired two land parcels for development, and one for redevelopment in 2025, compared to three land parcel for development, and two outparcels in 2024.
•
Building and tenant improvements increased $1.3 million in 2025, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are higher than prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisitions, existing building expansions, facade renovations, new out-parcel building constructions, and redevelopments related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs are higher in 2025 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.
•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs incurred. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor tenant opens for business. If we reduce our development and redevelopment activity, the amount of interest that we capitalize may be lower than historical averages.
•
We have a dedicated staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					September 30, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	% of Costs Incurred	GLA (1)	Cost PSF of GLA (1) (3)

Developments In-Process
Sienna Grande Shops	Houston, TX	75%	Q2-2023	2028	9,391	88%	23	408
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	92,863	86%	170	546
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-2024	2026	68,045	83%	156	436
Jordan Ranch Market	Houston, TX	50%	Q3-2024	2027	23,006	56%	81	284
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2027	35,814	76%	78	459
The Village at Seven Pines	Jacksonville, FL	100%	Q3-2025	2028	112,302	13%	239	470
Ellis Village Center (South)	Bay Area, CA	100%	Q3-2025	2028	29,660	4%	49	605
Total Developments In-Process					$371,081	54%	796	466

Developments Completed
Baybrook East - Phase 1B (4)	Houston, TX	50%	Q2-2022	2026	9,500	95%	83	114
Total Developments Completed					$9,500	95%	83	114
(1)
Estimated net development costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.
(4)
The values are reflected at Regency's pro-rata share of 50.0% as the project was completed prior to the purchase of its partner's remaining 50.0% ownership interest.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					September 30, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$24,525	69%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2026	36,989	46%
Avenida Biscayne	Miami, FL	100%	Q4-2023	2026	22,122	77%
Cambridge Square	Atlanta, GA	100%	Q4-2023	2026	13,027	92%
Anastasia Plaza	Jacksonville, FL	100%	Q3-2024	2026	15,607	64%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	25%
The Crossing Clarendon	Metro DC	100%	Q2-2025	2027	13,679	14%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	63%
East Meadow Plaza - Phase 2A	Long Island, NY	100%	Q3-2025	2027	15,969	12%
Various Redevelopments	Various	Various	Various	Various	111,089	42%
Total Redevelopments In-Process					$296,992	48%

Redevelopments Completed
Circle Marina Shops & Marketplace	Los Angeles, CA	100%	Q2-2022	2026	$15,486	94%
Various Properties	Various	Various	Various	Various	23,381	96%
Total Redevelopments Completed					$38,867	95%
(1)
Estimated net development costs are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows provided by financing activities increased by $290.9 million during 2025, as follows:

	Nine months ended September 30,
(in thousands)	2025	2024	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$49,162	—	49,162
Tax withholding on stock-based compensation	(6,783)	(8,776)	1,993
Common shares repurchased through share repurchase program	—	(200,066)	200,066
Repurchase of exchangeable operating partnership units	(2,046)	—	(2,046)
Proceeds from sale of treasury stock	462	210	252
Contributions from noncontrolling interests	10,699	6,533	4,166
Distributions to and redemptions of noncontrolling interests	(37,175)	(9,435)	(27,740)
Distributions to exchangeable operating partnership unit holders	(2,299)	(2,215)	(84)
Dividends paid to common shareholders	(383,267)	(368,999)	(14,268)
Dividends paid to preferred shareholders	(10,239)	(10,239)	-
Repayment of fixed rate unsecured notes	—	(250,000)	250,000
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	722,860	(325,744)
Proceeds from unsecured credit facilities	510,000	527,419	(17,419)
Repayment of unsecured credit facilities	(545,000)	(649,419)	104,419
Proceeds from notes payable	10,000	12,000	(2,000)
Repayment of notes payable	(54,130)	(110,862)	56,732
Scheduled principal payments	(7,983)	(8,716)	733
Payment of financing costs	(3,839)	(16,560)	12,721
Net cash used in financing activities	$(75,322)	(366,265)	290,943

Significant financing activities during the nine months ended September 30, 2025 and 2024, include the following:

•
During 2025, we received $49.2 million in net proceeds upon settling forward sales agreements under our ATM program.
•
The taxes withheld in conjunction with vesting of equity award plans to satisfy employee tax withholding requirements totaled $6.8 million and $8.8 million during 2025 and 2024, respectively.
•
During 2024, we paid $200.0 million to repurchase 3,306,709 shares of our common stock under our Repurchase Program.
•
During 2025, we paid $2.0 million for the redemption of exchangeable operating partnership units.
•
During 2025, we received $10.7 million in contributions for the limited partners' share of development funding compared to $6.5 million in 2024.
•
During 2025, we distributed $37.2 million to limited partners, including proceeds to redeem the non-controlling interest in two real estate partnerships. During 2024, we distributed $9.4 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership.
•
We paid $14.4 million more in dividends and exchangeable operating partnership unit distributions in 2025 as a result of a higher dividend rate and an increase in the total number of shares and units outstanding
•
We had the following debt related activity during 2025:
o
We received $397.1 million in proceeds from issuing unsecured public debt,
o
We repaid a net $35.0 million on our Line,
o
We received $10.0 million in proceeds from a mortgage refinancing,
o
We paid $62.1 million for debt repayments, including:
▪
$54.1 million for repaying five mortgage loans at maturity, and
▪
$8.0 million in principal mortgage payments
o
We paid $3.8 million in loan costs relating to the unsecured public debt offering.
•
We had the following debt related activity during 2024:
o
We repaid $250.0 million in unsecured public debt,
o
We received $734.9 million in proceeds including:
▪
$722.9 million from issuing unsecured public debt and
▪
$12.0 million from a mortgage refinancing,

o
We repaid a net $122.0 million on our Line,
o
We paid $119.6 million for debt repayments, including:
▪
$110.9 million for repaying three mortgage loans at maturity, and
▪
$8.7 million in principal mortgage payments.
o
We paid $16.6 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Number of real estate partnerships	16	19
Regency's ownership	12% - 83%	12% - 83%
Number of properties	101	103
Assets	$2,800,459	2,843,157	$1,031,624	1,061,072
Liabilities	1,700,302	1,676,507	618,169	616,718
Equity	1,100,157	1,166,650	413,455	444,354
Basis difference			(45,618)	(45,310)
Investments in real estate partnerships			$367,837	399,044
(1)
Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of our investments in real estate partnership activities on our operations, which includes such items on a single line presentation under the equity method in our Consolidated Financial Statements.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2025	December 31, 2024
GRI - Regency, LLC (GRIR)(1)	40%	$134,279	136,972
Columbia Regency Partners II, LLC (Columbia II)	20%	60,745	63,024
Columbia Village District, LLC	30%	6,334	6,434
Individual Investors
Ballard Blocks	50%	58,362	59,596
Bloom on Third	35%	46,277	44,715
Others (2)(3)	12% - 83%	61,840	88,303
Total Investment in real estate partnerships		$367,837	$399,044
(1)
Subsequent to the period ended September 30, 2025, the partners completed a partial distribution-in-kind (“DIK”) transaction involving a total of eleven operating properties. The Company received five of these properties, which had an aggregate fair value of approximately $113 million, and assumed existing debt of approximately $10 million. The remaining six properties were distributed to the other partner.
(2)
Effective January 1, 2025, we acquired our partner’s 33.3% share in a single property partnership for a total purchase price of $10.3 million. Following this acquisition, the Company now owns 100% of this property, and the property has been consolidated into the Company’s financial statements.
(3)
Effective August 1, 2025, we acquired our partners' 50% shares in two single property partnerships for a combined purchase price of $23.7 million. Following this acquisition, the Company now owns 100% of these properties, and the properties have been consolidated into the Company’s financial statements.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2025 (1)	$1,946	68,734	—	70,680	28,127
2026	7,131	293,335	20,000	320,466	116,223
2027	7,303	32,800	—	40,103	13,417
2028	4,097	231,235	—	235,332	81,592
2029	2,855	104,434	—	107,289	37,157
Beyond 5 Years	4,508	812,163	—	816,671	300,410
Net unamortized loan costs, debt premium / (discount)	—	(7,476)	—	(7,476)	(2,658)
Total	$27,840	1,535,225	20,000	1,583,065	574,268
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At September 30, 2025, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 93.8% had a weighted average fixed interest rate of 4.0%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.7%, based on rates as of September 30, 2025. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $574.3 million as of September 30, 2025. As notes payable mature, they will be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We are obligated to contribute our Pro-rata share to fund maturities if the loans are not refinanced, and we have the capacity to do so from existing cash balances, availability on our Line, and operating cash flows. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a real estate investment partner is unable to fund its share of the capital requirements of the real estate partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we recognized fees as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Management, transaction, and other fees	$6,640	6,765	$20,471	19,896

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of September 30, 2025, was based upon SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.685%. SOFR rates charged on our Line change daily, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of September 30, 2025 the Adjusted SOFR plus the applicable margin of 0.685% was 4.965%.

•
We are also exposed to changes in interest rates when we refinance our existing long-term fixed rate debt. The objective of our interest rate risk management program is to limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, we borrow primarily at fixed interest rates and may also enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our interest rate swaps are structured solely for the purpose of interest rate protection.

We continuously monitor capital market conditions and assess our ability to access financing to repay maturing debt and to fund our commitments. Based on our current credit ratings, the available capacity under our unsecured credit facility, and the number of unencumbered high quality properties we own that could serve as collateral, we believe we will be able to issue new secured or unsecured debt to finance maturing debt obligations; however, the extent to which capital market volatility and changes in interest rates may adversely affect the cost or availability of such financing remains uncertain.

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of September 30, 2025. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of September 30, 2025, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $0.3 million per year based on $30.0 million floating rate line of credit balance outstanding at September 30, 2025.

Further, the table below incorporates only those exposures that exist as of September 30, 2025, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of September 30, 2025.

(dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$269,160	360,686	757,610	360,305	527,739	2,672,491	4,947,991	4,813,613
Average interest rate for all fixed rate debt (2)	4.19%	4.21%	4.33%	4.32%	4.54%	4.79%
Variable rate SOFR debt (1)	$—	—	—	30,000	—	—	30,000	30,000
Average interest rate for all variable rate debt (2)	4.97%	4.97%	4.97%	4.97%

(1)
Reflects amount of debt maturities during each of the years presented as of September 30, 2025. 2025 reflects amount of debt maturities for the remainder of the year.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of September 30, 2025, was used to determine the average interest rate for all future periods.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that the Operating Partnership's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. "Legal Proceedings" of our 2024 Form 10-K.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) and the additional risk factor identified during 2025 detailed below:

Evolving political and economic events and uncertainties, including tariffs, retaliatory tariffs, international trade disputes, and immigration policies could adversely impact the businesses of our tenants and our business.

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by evolving political, economic, trade and immigration policies and macroeconomic uncertainties, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These issues include, but are not limited to, the potential for impacts from tariffs and potential trade disputes, retaliatory actions by other countries, inflation, the cost and availability of labor, including labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, and access to and cost of credit. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, the current Middle East conflicts and wars, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending. The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases or decreases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including inflation, reduction in consumer confidence and spending, a slowing of growth, and potentially a recession, thereby adversely impacting the costs to our tenants of operating their businesses, demand for their products and services, and their ability to pay rent, and/or decreasing future demand for space in shopping centers, which could adversely impact occupancy rates and rents. The potential impact of current macroeconomic and geopolitical uncertainties on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we issued 2,743 shares of common stock of Regency Centers Corporation in connection with the redemption of common units of Regency Centers, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)-(2) thereof.

In July 2025, the Operating Partnership issued 2,773,087 exchangeable operating partnership units to partially fund the acquisition of five operating properties. These units were issued pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in connection with the issuance.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2025. No repurchases were made during the period, as reflected below:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
July 1 through July 31, 2025	—	$—	—	$250,000
August 1 through August 31, 2025	—	$—	—	$250,000
September 1 through September 30, 2025	—	$—	—	$250,000
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
Our Board has authorized a common stock repurchase program under which we may purchase up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of stock repurchases will be dependent upon market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. This program will expire on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298 (Regency Centers Corporation) and No. 000-24763 (Regency Centers, L.P.).

Ex #	Description

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications
	32.1 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
	32.2 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
	32.3 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
	32.4 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.	Interactive Data Files
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2025	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

November 5, 2025	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)